Form 10-Q
period 1996-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1996-05-14
CIK 909109

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



             /X/  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1996


                         COMMISSION FILE NUMBER 0-22280

                    PHILADELPHIA CONSOLIDATED HOLDING CORP.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                                23-2202671
      ------------                                ----------
  (State of Incorporation)                    Identification No.)


                           ONE BALA PLAZA, SUITE 100
                        BALA CYNWYD, PENNSYLVANIA 19004
                                 (610) 617-7900
                         -----------------------------
               (Address, including zip code and telephone number,
       including area code, of registrant's principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES /X/     NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1996.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 5,813,851 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                     INDEX

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996





Part I - Financial Information


         Consolidated Balance Sheets - March 31, 1996 and
           December  31, 1995                                                                   3


         Consolidated Statements of Operations - For the three
           months ended March 31, 1996 and 1995                                                 4

         Consolidated Statements of Changes in Shareholders' Equity - For
           the three months ended March 31, 1996 and year ended
           December 31, 1995                                                                    5


         Consolidated Statements of Cash Flows - For the three
           months ended March 31, 1996 and 1995                                                 6


         Notes to Consolidated Financial Statements                                             7

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                8-9



Part II - Other Information                                                                    10


Signatures                                                                                     11


Exhibits                                                                                       12

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                 As of
                                                                      ----------------------------
                                                                      March 31,       December 31,
                                                                         1996             1995
                                                                      ---------       ------------
                                                                     (Unaudited)
                      ASSETS
INVESTMENTS:
 FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
  (AMORTIZED COST $125,424 AND $117,740)
  (including $30,281 and $30,648 in Trust Accounts)....                $127,938          $121,848
 EQUITY SECURITIES AT MARKET (COST $9,912 AND $9,685)
  (including $102 and $118 in Trust Accounts)..........                  13,572            12,558
                                                                       --------          --------
   TOTAL INVESTMENTS...................................                 141,510           134,406

CASH AND CASH EQUIVALENTS (including $3,000 and $3,048
 in Trust Accouts).....................................                   2,687             5,680
ACCRUED INVESTMENT INCOME..............................                   2,024             2,172
PREMIUMS RECEIVABLE....................................                   8,113             7,898
PREPAID REINSURANCE PREMIUMS AND
 REINSURANCE RECEIVABLES...............................                  14,190            12,785
DEFERRED ACQUISITION COSTS.............................                   5,900             5,157
PROPERTY AND EQUIPMENT.................................                   4,390             3,868
GOODWILL-LESS ACCUMULATED AMORTIZATION OF
 $1,137 AND $1,120.....................................                     947               964
DEFERRED INCOME TAXES..................................                     329                 4
OTHER ASSETS...........................................                   1,836             1,214
                                                                       --------          --------
   TOTAL ASSETS........................................                $181,926          $174,148
                                                                       ========          ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:

 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES..............                $ 81,736          $ 77,686
 UNEARNED PREMIUMS.....................................                  20,136            18,119
                                                                       --------          --------
   TOTAL POLICY LIABILITIES AND ACCRUALS...............                 101,872            95,805
PREMIUMS PAYABLE.......................................                   2,070             2,445
PAYABLE FOR INVESTMENT PURCHASES.......................                       -             1,017
OTHER LIABILITIES......................................                   6,149             6,051
INCOME TAXES PAYABLE...................................                   1,336               514
                                                                       --------          --------
   TOTAL LIABILITIES...................................                 111,427           105,832
                                                                       --------          --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 PREFERRED STOCK, $.01 PAR VALUE,
  10,000,000 SHARES AUTHORIZED,
  NONE ISSUED AND OUTSTANDING..........................                       -                 -
 COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
  AUTHORIZED, 5,813,851 SHARES ISSUED AND
  OUTSTANDING..........................................                  39,057            39,057
 UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
   NET OF DEFERRED INCOME TAXES........................                   4,076             4,608
 RETAINED EARNINGS.....................................                  27,366            24,651
                                                                       --------          --------
   TOTAL SHAREHOLDERS' EQUITY..........................                  70,499            68,316
                                                                       --------          --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........                $181,926          $174,148
                                                                       ========          ========





       The accompanying notes are an integral part of the consolidated financial statements.

           PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (Unaudited)


                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                                1996                 1995
                                                                ----                 ----
REVENUE:
 GROSS EARNED PREMIUMS............................              $ 25,438            $ 21,376
 CEDED EARNED PREMIUMS............................                (9,621)             (8,170)
                                                                --------            --------
 NET EARNED PREMIUMS..............................                15,817              13,206
 NET INVESTMENT INCOME............................                 1,846               1,414
 NET REALIZED INVESTMENT LOSS.....................                   (27)                -
 OTHER INCOME.....................................                    48                  86
                                                                --------            --------
     TOTAL REVENUE................................                17,684              14,706
                                                                --------            --------
LOSSES AND EXPENSES:
 LOSS AND LOSS ADJUSTMENT EXPENSES................                 9,979              10,006
 NET REINSURANCE RECOVERIES.......................                (1,305)             (2,610)
                                                                --------            --------
 NET LOSS AND LOSS ADJUSTMENT EXPENSES............                 8,674               7,396
 ACQUISITION COSTS AND OTHER UNDERWRITING
  EXPENSES........................................                 5,107               4,012
 OTHER OPERATING EXPENSES.........................                   400                 615
                                                                --------            --------
     TOTAL LOSSES AND EXPENSES....................                14,181              12,023
                                                                --------            --------
INCOME BEFORE INCOME TAXES........................                 3,503               2,683
                                                                --------            --------
INCOME TAX EXPENSE (BENEFIT):
 CURRENT..........................................                   839                 639
 DEFERRED.........................................                   (51)               (102)
                                                                --------            --------
     TOTAL INCOME TAX EXPENSE.....................                   788                 537
                                                                --------            --------
NET INCOME........................................              $  2,715            $  2,146
                                                                ========            ========
PER AVERAGE COMMON SHARE DATA:
  NET INCOME......................................              $   0.39            $   0.32
                                                                ========            ========
WEIGHTED AVERAGE SHARES AND SHARE EQUIVALENTS
  USED IN COMPUTATION OF NET INCOME PER
  COMMON SHARE....................................             7,000,213           6,707,321
                                                               =========           =========




       The accompanying notes are an integral part of the consolidated financial statements.

           PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                                          For the Three Months       For the Year Ended
                                                              Ended March 31,            December 31,
                                                                 1996                        1995
                                                                 ----                        ----
                                                             (Unaudited)
COMMON SHARES:

BALANCE AT BEGINNING OF PERIOD.....................            5,813,851                   5,813,851
                                                              ==========                  ==========

BALANCE AT END OF PERIOD...........................            5,813,851                   5,813,851
                                                              ==========                  ==========
COMMON STOCK:

BALANCE AT BEGINNING OF PERIOD.....................              $39,057                     $39,096

ISSUANCE OF SHARES
  OTHER............................................                 -                            (39)
                                                              ----------                 -----------

BALANCE AT END OF PERIOD...........................               39,057                      39,057
                                                              ----------                 -----------

UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION)
  NET OF DEFERRED INCOME TAXES:

BALANCE AT BEGINNING OF PERIOD.....................                4,608                      (1,317)

CHANGE IN UNREALIZED INVESTMENT APPRECIATION
  (DEPRECIATION), NET OF DEFERRED INCOME TAXES.....                 (532)                      5,925
                                                              ----------                 -----------

BALANCE AT END OF PERIOD...........................                4,076                       4,608
                                                              ----------                 -----------

RETAINED EARNINGS:

BALANCE AT BEGINNING OF PERIOD.....................               24,651                      14,821

NET INCOME.........................................                2,715                       9,830
                                                              ----------                 -----------

BALANCE AT END OF PERIOD...........................               27,366                      24,651
                                                              ----------                 -----------

      TOTAL SHAREHOLDERS' EQUITY...................            $  70,499                  $   68,316
                                                              ==========                 ===========





       The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)



                                                          For the Three Months Ended March 31,
                                                          -------------------------------------
                                                                1996              1995
                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME.........................................        $  2,715            $  2,146
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
 CHANGE IN PREMIUMS RECEIVABLE.....................            (215)               (670)
 CHANGE IN OTHER RECEIVABLES AND PREPAIDS..........          (1,257)             (2,678)
 CHANGE IN DEFERRED ACQUISITION COSTS..............            (743)               (385)
 CHANGE IN OTHER ASSETS............................            (622)               (353)
 CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
   EXPENSES........................................           4,050               6,336
 CHANGE IN UNEARNED PREMIUMS.......................           2,017               1,304
 CHANGE IN PREMIUMS PAYABLE AND OTHER LIABILITIES..            (277)             (2,093)
 CHANGE IN INCOME TAXES PAYABLE....................             822                 612
 NET REALIZED INVESTMENT LOSS......................              27                  -
 DEPRECIATION AND AMORTIZATION EXPENSE.............             222                 289
 DEFERRED INCOME TAX BENEFIT.......................             (51)               (102)
                                                           --------            --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES.......           6,688               4,406
                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITY
  SECURITIES AVAILABLE FOR SALE....................               -               5,284
 PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
  MATURITY SECURITIES AVAILABLE FOR SALE...........           5,921                 218
 PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
  MATURITY SECURITIES HELD TO MATURITY.............               -               1,231
 PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
  SECURITIES.......................................             746                 442
 COST OF FIXED MATURITY SECURITIES AVAILABLE FOR SALE
  ACQUIRED.........................................         (14,141)            (17,678)
 COST OF FIXED MATURITY SECURITIES HELD TO
   MATURITY ACQUIRED...............................               -                (301)
 COST OF EQUITY SECURITIES ACQUIRED................          (1,533)               (672)
 OTHER - NET.......................................               -              (3,000)
 PURCHASE OF PROPERTY AND EQUIPMENT................            (674)               (114)
                                                           --------            --------
   NET CASH USED BY INVESTING ACTIVITIES...........          (9,681)            (14,590)
                                                           --------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS..........          (2,993)            (10,184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...           5,680              16,464
                                                           --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........        $  2,687            $  6,280
                                                           ========            ========

CASH PAID DURING THE PERIOD FOR:

    INCOME TAXES                                               $  -                $ -





       The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       Basis of Presentation

         The consolidated financial statements as of and for the three months ended March 31, 1996 and 1995 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

         These financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

2.       Investments

         During 1995 implementation guidance for SFAS No. 115 was adopted. Upon adoption, the appropriateness of the classifications for all securities held was reassessed. This reassessment resulted in reclassifying all securities in the Held to Maturity category to the Available for Sale category. The aggregate market value, amortized cost and unrealized loss on these securities was $25,601,000, $24,690,000, and $243,000, respectively. The reclassification from this one-time reassessment pursuant to the initial adoption of the implementation guidance does not call into question the intent to potentially hold other debt securities to maturity in the future.

3.       Earnings Per Share

         Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

4.       Income Taxes

         The effective tax rate differs from the 34% marginal tax rate principally as a result of interest exempt from tax, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION





GENERAL

Although the Company's financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include:

  - Industry factors - Historically the financial performance of the commercial property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. In the current environment, insurance industry pricing in general continues to be soft, however the Company's strategy is to focus on underwriting profits and accordingly the Company's marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

  - Competition - The Company competes in the commercial property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

  - Regulation - The Company's insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

  - Inflation - Commercial property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may effect such amounts is known.

  - Investment Risk - Substantial future increases in interest rates could result in a decline in the market value of the Company's investment portfolio and resulting losses and/or reduction in shareholders' equity.


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 1996 VS MARCH 31, 1995)

         Premiums:   Gross written premiums grew $4.9 million (21.7%)  to $27.5 million for the three months ended March 31, 1996 from $22.6 million for the same period of 1995; gross earned premiums grew $4.0 million (18.7%) to $25.4 million for the three months ended March 31, 1996 from $21.4 million for the same period of 1995; net written premiums increased $3.2 million (22.4%) to $17.5 million for the three months ended March 31, 1996 from $14.3 million for the same period of 1995; and net premiums earned grew $2.6 million (19.7%) to $15.8 million in 1996 from $13.2 million in 1995. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums and net earned premiums are attributable to a number of factors:

- - -        Overall premium growth is primarily attributable to: the growth in the field production underwriting organization enabling the expansion of the Company's marketing efforts to non-profit organizations, the health and fitness industry and selected professional liability products; and continued favorable market conditions for certain leasing products.

- - -        Overall premium growth has been offset in part by a continued decrease in premiums from certain rental products due primarily to inadequate pricing levels which are currently being experienced as a result of market competition.  Consistent with the Company's conservative underwriting and pricing guidelines the underwriting of these rental products has been curtailed.  The Company does not anticipate an improvement in these market conditions in the foreseeable future.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                                  (continued)




         Net Investment Income: Net investment income approximated $1.8 million for the three months ended March 31, 1996 and $1.4 million for the same period of 1995. Total investments grew to $141.5 million at March 31, 1996 from $108.0 million at March 31, 1995, primarily due to cash flows provided from operating activities.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $1.3 million (17.6%) to $8.7 million in the first quarter of 1996 from $7.4 million in the first quarter of 1995 and the Company's statutory loss ratio decreased to 54.8% in 1996 from 56.0% in 1995. The increase in net loss and loss adjustment expenses was due primarily to the 19.7% growth in net earned premiums. Additionally, since there was relatively higher net earned premium growth on products with low loss experience, the percentage increase in net loss and loss adjustment expenses (17.6%) was lower than the 19.7% net earned premium growth.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.1 million (27.5 %), to $5.1 million for the three months ended March 31, 1996 from $4.0 million for the same period of 1995. This increase was due primarily to the 19.7% growth in net earned premiums and in part due to increased commission expense as a result of the Company beginning to market its niche underwriting to preferred and program brokers.

         Other Operating Expenses: Other operating expenses decreased $215,000 (35.0%), to $400,000 for the three months ended March 31, 1996 compared to $615,000 for the same period of 1995 principally due to a greater portion of expenses being attributable to acquisition costs and other underwriting expenses.

         Income Tax Expense: The Company's effective tax rates for the three months ended March 31, 1996 and 1995 were 22.5% and 20.0%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1996 the Company's investments classified as available for sale experienced unrealized investment depreciation of $.5 million, net of the related deferred tax benefit of $.3 million. The change in unrealized appreciation is primarily due to changes in market interest rates during the period. At March 31, 1996, 100% of the Company's fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC, 95.8% were rated "A-" or better (with no security rated lower than "BBB-") by Standard & Poor's Corporation.

         The Company produced net cash from operations of $6.7 million and $4.4 million, respectively, for the three months ended March 31, 1996 and 1995. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

         Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domicilary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the Company's insurance subsidiaries' capital and surplus is in excess of the prescribed risk-based capital requirements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities.

         None


Item 4.  Submission of Matters to a Vote of Security Holders.

         None


Item 5.  Other information.

         None


Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits
               --------


               Exhibit No.      Page No.          Description
               -----------      --------          -----------

               11.0                 12            Computation of Earnings Per
                                                  Share.

               27                                 Financial Data Schedule

         b. The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                     ---------------------------------------
                                     Registrant



Date May 10, 1996                     /s/ James J. Maguire
     ------------                    ------------------------------------------
                                     James J. Maguire
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer
                                     (Principal Executive Officer)


Date May 10, 1996                     /s/ Craig P. Keller
     ------------                    ------------------------------------------
                                     Craig P. Keller
                                     Vice President, Chief Financial Officer
                                     and Secretary (Principal Financial and
                                     Accounting Officer)