Form 10-Q
period 1996-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1996-08-13
CIK 909109

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1996


                         COMMISSION FILE NUMBER 0-22280

                    PHILADELPHIA CONSOLIDATED HOLDING CORP.
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                                  23-2202671
      ------------                        ---------------------------------
  (State of incorporation)                (IRS Employer Identification No.)


                          ONE BALA PLAZA, SUITE 100
                        BALA CYNWYD, PENNSYLVANIA 19004
                                (610) 617-7900
                        --------------------------------
                  (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X    NO
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 9, 1996.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 6,026,007 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                     INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996





Part I - Financial Information


         Consolidated Balance Sheets - June 30, 1996 and
           December  31, 1995                                                                   3


         Consolidated Statements of Operations - For the three and six
           months ended June 30, 1996 and 1995                                                  4

         Consolidated Statements of Changes in Shareholders'  Equity - For
           the six months ended June 30, 1996 and year ended
           December 31, 1995                                                                    5


         Consolidated Statements of Cash Flows - For the six
           months ended June 30, 1996 and 1995                                                  6


         Notes to Consolidated Financial Statements                                             7

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                 8-10



Part II - Other Information                                                                   11-12


Signatures                                                                                     13


Exhibits                                                                                       14

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                              As of
                                                                                  ------------------------------
                                                                                   June 30,       December 31,
                                                                                     1996             1995
                                                                                  ---------       ------------
                                                                                 (Unaudited)
                      ASSETS
       INVESTMENTS:
        FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
         (AMORTIZED COST $126,786 AND $117,740)
         (including $29,491 and $30,648 in Trust Accounts)....                      $128,276        $121,848
        EQUITY SECURITIES AT MARKET (COST $13,774 AND $9,685)
         (including $101 and $118 in Trust Accounts)..........                        17,909          12,558
                                                                                    --------        --------
          TOTAL INVESTMENTS...................................                       146,185         134,406


       CASH AND CASH EQUIVALENTS (including $2,643 and $3,048
        in Trust Accounts)....................................                         4,390           5,680
       ACCRUED INVESTMENT INCOME..............................                         2,304           2,172
       PREMIUMS RECEIVABLE....................................                         8,860           7,898
       PREPAID REINSURANCE PREMIUMS AND
        REINSURANCE RECEIVABLES...............................                        14,821          12,785
       DEFERRED ACQUISITION COSTS.............................                         6,610           5,157
       PROPERTY AND EQUIPMENT.................................                         5,002           3,868
       GOODWILL-LESS ACCUMULATED AMORTIZATION OF
        $1,154 AND $1,120.....................................                           930             964
       DEFERRED INCOME TAXES..................................                           603               4
       OTHER ASSETS...........................................                         1,657           1,214
                                                                                    --------        --------
          TOTAL ASSETS........................................                      $191,362        $174,148
                                                                                    ========        ========


             LIABILITIES AND SHAREHOLDERS' EQUITY

       POLICY LIABILITIES AND ACCRUALS:
        UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES..............                      $ 85,596        $ 77,686
        UNEARNED PREMIUMS.....................................                        22,435          18,119
                                                                                    --------        --------
          TOTAL POLICY LIABILITIES AND ACCRUALS...............                       108,031          95,805

       PREMIUMS PAYABLE.......................................                         1,823           2,445
       PAYABLE FOR INVESTMENT PURCHASES.......................                            -            1,017
       OTHER LIABILITIES......................................                         6,419           6,051
       INCOME TAXES PAYABLE...................................                           917             514
                                                                                    --------        --------
          TOTAL LIABILITIES...................................                       117,190         105,832
                                                                                    --------        --------

       COMMITMENTS AND CONTINGENCIES
       SHAREHOLDERS' EQUITY:
        PREFERRED STOCK, $.01 PAR VALUE,
         10,000,000 SHARES AUTHORIZED,
         NONE ISSUED AND OUTSTANDING..........................                             -               -
        COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
         AUTHORIZED, 6,024,657 AND 5,813,851 SHARES ISSUED
         AND OUTSTANDING......................................                        41,071          39,057
        NOTES RECEIVABLE FROM SHAREHOLDERS....................                        (1,034)              -
        UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
          NET OF DEFERRED INCOME TAXES........................                         3,712           4,608
        RETAINED EARNINGS.....................................                        30,423          24,651
                                                                                    --------        --------
          TOTAL SHAREHOLDERS' EQUITY..........................                        74,172          68,316
                                                                                    --------        --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........                      $191,362        $174,148
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)




                                                                    For the Three Months                  For the Six Months
                                                                       Ended June 30,                        Ended June 30,
                                                                   -----------------------                --------------------
                                                                   1996              1995                 1996            1995
                                                                   ----              ----                 ----            ----

REVENUE:
  GROSS EARNED PREMIUMS . . . . . . . . . . . . . . . . .          $ 28,088          $ 23,716            $ 53,526         $ 45,092
  CEDED EARNED PREMIUMS . . . . . . . . . . . . . . . . .           (10,898)           (9,556)            (20,519)         (17,726)
                                                                    -------         ---------           ---------        ---------
  NET EARNED PREMIUMS . . . . . . . . . . . . . . . . . .            17,190            14,160              33,007           27,366
  NET INVESTMENT INCOME . . . . . . . . . . . . . . . . .             1,885             1,639               3,731            3,053
  NET REALIZED INVESTMENT GAIN  . . . . . . . . . . . . .               122                87                  95               87
  OTHER INCOME  . . . . . . . . . . . . . . . . . . . . .                76                80                 124              166
                                                                    -------         ---------           ---------        ---------
      TOTAL REVENUE . . . . . . . . . . . . . . . . . . .            19,273            15,966              36,957           30,672
                                                                    -------         ---------           ---------        ---------

LOSSES AND EXPENSES:
  LOSS AND LOSS ADJUSTMENT EXPENSES . . . . . . . . . . .            10,225             9,932              20,204           19,938
  NET REINSURANCE RECOVERIES  . . . . . . . . . . . . . .            (1,136)           (1,893)             (2,441)          (4,503)
                                                                     ------         ---------           ---------        ---------
NET LOSS AND LOSS ADJUSTMENT EXPENSES . . . . . . . . . .             9,089             8,039              17,763           15,435
  ACQUISITION COSTS AND OTHER
   UNDERWRITING EXPENSES  . . . . . . . . . . . . . . . .             5,836             4,163              10,943            8,175
  OTHER OPERATING EXPENSES  . . . . . . . . . . . . . . .               498               749                 898            1,364
                                                                    -------         ---------           ---------        ---------
      TOTAL LOSSES AND EXPENSES . . . . . . . . . . . . .            15,423            12,951              29,604           24,974
                                                                    -------         ---------           ---------        ---------
      INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .             3,850             3,015               7,353            5,698
                                                                    -------         ---------           ---------        ---------
INCOME TAX EXPENSE (BENEFIT):
  CURRENT . . . . . . . . . . . . . . . . . . . . . . . .               880             1,298               1,719            1,937
  DEFERRED  . . . . . . . . . . . . . . . . . . . . . . .               (87)             (695)               (138)            (797)
                                                                    -------         ---------           ---------        ---------
      TOTAL INCOME TAX EXPENSE  . . . . . . . . . . . . .               793               603               1,581            1,140
                                                                    -------         ---------           ---------        ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .           $ 3,057           $ 2,412             $ 5,772          $ 4,558
                                                                    =======         =========           =========        =========
PER AVERAGE COMMON SHARE DATA:
  NET INCOME  . . . . . . . . . . . . . . . . . . . . . .           $   .43           $   .36             $   .82          $   .68
                                                                    =======         =========           =========        =========
WEIGHTED AVERAGE SHARES AND SHARE
 EQUIVALENTS USED IN COMPUTATION OF NET INCOME
 PER COMMON SHARE . . . . . . . . . . . . . . . . . . . .         7,074,412         6,750,421           7,063,707        6,729,185
                                                                  =========         =========           =========        =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        For the Six Months         For the year Ended
                                                                         Ended June 30,               December 31,
                                                                              1996                       1995
                                                                              ----                       ----
                                                                           (Unaudited)
 COMMON SHARES:

 BALANCE AT BEGINNING OF PERIOD.....................                    5,813,851                 5,813,851

 ISSUANCE OF SHARES
  PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN..........                       80,806                         -
  PURSUANT TO EMPLOYEE STOCK OPTION PLAN............                      130,000                         -
                                                                       ----------                 ---------
 BALANCE AT END OF PERIOD...........................                    6,024,657                 5,813,851
                                                                       ==========                 =========



 COMMON STOCK:

 BALANCE AT BEGINNING OF PERIOD.....................                   $   39,057                 $  39,096

 ISSURANCE OF SHARES
  PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN..........                        1,163                         -
  PURUSANT TO EMPLOYEE STOCK OPTION PLAN............                          851                         -

  OTHER.............................................                            -                       (39)
                                                                       ----------                 ---------
 BALANCE AT END OF PERIOD...........................                       41,071                    39,057
                                                                       ----------                 ---------



 NOTES RECEIVABLE FROM SHAREHOLDERS:
 BALANCE AT BEGINNING OF PERIOD.....................                            -                         -

 NOTES RECEIVABLE ISSUED
  PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN..........                       (1,163)                        -

 COLLECTION OF NOTES RECEIVABLE.....................                          129                         -
                                                                       ----------                 ----------

 BALANCE AT END OF PERIOD...........................                       (1,034)                        -
                                                                       ----------                 ----------


 UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION)
  NET OF DEFERRED INCOME TAXES:

 BALANCE AT BEGINNING OF PERIOD.....................                        4,608                    (1,317)

 CHANGE IN UNREALIZED INVESTMENT APPRECIATION
  (DEPRECIATION), NET OF DEFERRED INCOME TAXES......                         (896)                    5,925
                                                                       ----------                ----------
 BALANCE AT END OF PERIOD...........................                        3,712                     4,608
                                                                       ----------                ----------



 RETAINED EARNINGS:

 BALANCE AT BEGINNING OF PERIOD.....................                       24,651                    14,821

 NET INCOME.........................................                        5,772                     9,830
                                                                       ----------                ----------
 BALANCE AT END OF PERIOD...........................                       30,423                    24,651
                                                                       ----------                ----------

    TOTAL SHAREHOLDERS' EQUITY......................                   $   74,172                $   68,316
                                                                       ==========                ==========



   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)


                                                                 For the Six Months Ended June 30,
                                                                 ---------------------------------
                                                                    1996                1995
                                                                  --------            --------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME..........................................              $ 5,772          $ 4,558
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
    CHANGE IN PREMIUMS RECEIVABLE.....................                 (962)          (1,258)
    CHANGE IN OTHER RECEIVABLES AND PREPAIDS..........               (2,168)          (2,055)
    CHANGE IN DEFERRED ACQUISITION COSTS..............               (1,453)            (210)
    CHANGE IN OTHER ASSETS............................                 (443)            (174)
    CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES.........................................                7,910            9,051
    CHANGE IN UNEARNED PREMIUMS.......................                4,316              852
    CHANGE IN PREMIUMS PAYABLE AND OTHER LIABILITIES..                 (254)          (2,460)
    CHANGE IN INCOME TAXES PAYABLE....................                  403              512
    NET REALIZED INVESTMENT GAIN......................                  (95)             (87)
    DEPRECIATION AND AMORTIZATION EXPENSE.............                  450              494
    DEFERRED INCOME TAX BENEFIT.......................                 (138)            (797)
                                                                    -------          -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.......               13,338            8,426
                                                                    -------          -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITY
   SECURITIES AVAILABLE FOR SALE......................                2,594            6,850
  PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
   MATURITY SECURITIES AVAILABLE FOR SALE.............                5,921              527
  PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
   MATURITY SECURITIES HELD TO MATURITY...............                    -              915
  PROCEEDS FROM MATURITY OF INVESTMENT IN FIXED
   MATURITY SECURITIES HELD TO MATURITY...............                    -              932
  PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
   SECURITIES.........................................                1,352            1,042
  COST OF FIXED MATURITY SECURITIES AVAILABLE FOR SALE
   ACQUIRED...........................................              (18,129)         (24,195)
  COST OF FIXED MATURITY SECURITIES HELD TO MATURITY
   ACQUIRED...........................................                    -             (301)
  COST OF EQUITY SECURITIES ACQUIRED..................               (5,908)          (2,082)
  OTHER - NET.........................................                    -           (3,000)
  PURCHASE OF PROPERTY AND EQUIPMENT..................               (1,438)            (187)
                                                                    -------          -------
      NET CASH USED BY INVESTING ACTIVITIES...........              (15,608)         (19,499)
                                                                    -------          -------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM ISSUANCE OF SHARES PURSUANT TO
   EMPLOYEE STOCK PURCHASE PLAN.......................                1,163                -
  PROCEEDS FROM ISSUANCE OF SHARES PURSUANT TO
   EMPLOYEE STOCK OPTION PLAN.........................                  851                -
  NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE
   STOCK PURCHASE PLAN................................               (1,163)               -
  COLLECTION OF NOTES RECEIVABLE......................                  129                -
                                                                    -------          -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.......                  980                -
                                                                    -------          -------

 NET DECREASE IN CASH AND CASH EQUIVALENTS............               (1,290)         (11,073)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....                5,680           16,464
                                                                    -------          -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD...........              $ 4,390          $ 5,391
                                                                    =======          =======
 CASH PAID DURING THE PERIOD FOR:

   INCOME TAXES                                                     $ 1,305          $ 1,369

   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      Basis of Presentation

        The consolidated financial statements as of and for the six months ended June 30, 1996 and 1995 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

        These financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

 2.     Investments

        During 1995 implementation guidance for SFAS No. 115 was adopted.
        Upon adoption, the appropriateness of the classifications for
        all securities held was reassessed.   This reassessment resulted in
        reclassifying all securities in the Held to Maturity category to the Available for Sale category. The aggregate market value, amortized cost and unamortized unrealized loss on these securities was $25,601,000, $24,690,000, and $243,000, respectively. The reclassification from this one-time reassessment pursuant to the initial adoption of the implementation guidance does not call into question the intent to potentially hold other debt securities to maturity in the future.

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

5.      Shareholders' Equity

        On May 9, 1996 the Company's shareholders approved a non-qualified Employee Stock Purchase Plan (the "Plan"). The aggregate maximum number of shares that may be issued pursuant to the Plan is 250,000. Shares may be purchased under the plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six (6) years pursuant to the execution of a promissory note. The promissory note will be collateralized by such shares purchased under the Plan and will be interest free. Subscription agreements for 80,800 shares were received by the Company as of June 30, 1996.

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

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 1996 VS JUNE 30, 1995)

         Premiums:   Gross written premiums grew $12.1 million (26.5%)  to
$57.8 million for the six months ended June 30, 1996 from $45.7 million for the same period of 1995; gross earned premiums grew $8.4 million (18.6%) to $53.5 million for the six months ended June 30, 1996 from $45.1 million for the same period of 1995; net written premiums increased $8.5 million (30.1%) to $36.7 million for the six months ended June 30, 1996 from $28.2 million for the same period of 1995; and net earned premiums grew $5.6 million (20.4%) to $33.0 million in 1996 from $27.4 million in 1995. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums and net earned premiums are attributable to a number of factors:

 - Overall premium growth is primarily attributable to: the recent growth in the field production underwriting organization enabling the expansion of the Company's marketing efforts to non-profit organizations, the health and fitness industry and selected professional liability products; and continued favorable market conditions for certain leasing products.

 - Overall premium growth has been offset in part by a continued decrease in premiums from certain rental products due primarily to inadequate pricing levels which are currently being experienced as a result of market competition. Consistent with the Company's conservative underwriting and pricing guidelines the underwriting of these rental products has been curtailed. The Company does not anticipate an improvement in these market conditions in the foreseeable future. Additionally, there have been recent consolidations in the rental industry the effect of which, if any, are not known at this time.

         Net Investment Income: Net investment income approximated $3.7 million for the six months ended June 30, 1996 and $3.1 million for the same
period of 1995.   Total investments grew to $146.2 million at June 30, 1996
from $114.5 million at June 30, 1995, primarily due to cash flows provided from operating activities.

         Net Realized Investments Gain: Net realized investment gains were $95,000 for the six months ended June 30, 1996 compared to $87,000 for the same period for 1995.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                                  (continued)


         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $2.4 million (15.6%) to $17.8 million for the six months ended June 30, 1996 from $15.4 million for the same period of 1995 and the Company's statutory loss ratio decreased to 53.8% in 1996 from 56.4% in 1995. The increase in net loss and loss adjustment expenses was due primarily to the 20.4% growth in net earned premiums. Additionally, since there was relatively higher net earned premium growth on products with low loss experience, the percentage increase in net loss and loss adjustment expenses (15.6%) was lower than the 20.4% net earned premium growth.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $2.7 million (32.9 %), to $10.9 million for the six months ended June 30, 1996 from $8.2 million for the same period of 1995. This increase was due primarily to the 20.4% growth in net earned premiums and in part due to increased commission expense as a result of the Company beginning to market its niche underwriting to preferred and program brokers.

         Other Operating Expenses: Other operating expenses decreased $466,000 (34.2%), to $898,000 for the six months ended June 30, 1996 compared to $1,364,000 for the same period of 1995 principally due to a greater portion of expenses being attributable to acquisition costs and other underwriting expenses.

         Income Tax Expense: The Company's effective tax rates for the six months ended June 30, 1996 and 1995 were 21.5% and 20.0%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities.

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1996 VS JUNE 30, 1995)

         Premiums:   Gross written premiums grew $7.2 million (31.2%)  to $30.3 million for the three months ended June 30, 1996 from $23.1 million for the same period of 1995; gross earned premiums grew $4.4 million (18.6%) to $28.1 million for the three months ended June 30, 1996 from $23.7 million for the same period of 1995; net written premiums increased $5.3 million (38.1%) to $19.2 million for the three months ended June 30, 1996 from $13.9 million for the same period of 1995; and net earned premiums grew $3.0 million (21.1%) to $17.2 million in 1996 from $14.2 million in 1995. The overall changes in premiums for gross written, gross earned, net written and net earned are attributable to a number of factors: '

 - Overall premium growth is primarily attributable to: the growth in the field production underwriting organization enabling the expansion of the Company's marketing efforts to non-profit organizations, the health and fitness industry and selected professional liability products; and continued favorable market conditions for certain leasing products.

 - Overall premium growth has been offset in part by a continued decrease in premiums from certain rental products due primarily to inadequate pricing levels which are currently being experienced as a result of market competition. Consistent with the Company's conservative underwriting and pricing guidelines the underwriting of these rental products has been curtailed. The Company does not anticipate an improvement in these market conditions in the foreseeable future. Additionally, there have been recent consolidations in the rental industry the effect of which, if any, are not known at this time.

         Net Investment Income: Net investment income approximated $1.9 million for the three months ended June 30, 1996 and $1.6 million for the same
period of 1995.   Total investments grew to $146.2 million at June 30, 1996
from $114.5 million at June 30, 1995, primarily due to cash flows provided from operating activities.

         Net Realized Investments Gain: Net realized investment gains were $122,000 for the three months ended June 30, 1996 compared to $87,000 for the same period for 1995.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $1.1 million (13.8%) to $9.1 million for the three months ended June 30, 1996 from $8.0 million for the same period of 1995 and the Company's statutory loss ratio decreased to 52.9% in 1996 from 56.8% in 1995. The increase in net loss and loss adjustment expenses was due primarily to the 21.1% growth in net earned premiums. Additionally, since there was relatively higher net earned premium growth on products with low loss experience, the percentage increase in net loss and loss adjustment expenses (13.8%) was lower than the 21.1% net earned premium growth.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                                  (continued)

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.6 million (38.1 %), to $5.8 million for the three months ended June 30, 1996 from $4.2 million for the same period of 1995. This increase was due primarily to the 21.1% growth in net earned premiums and in part due to increased commission expense as a result of the Company beginning to market its niche underwriting to preferred and program brokers.

         Other Operating Expenses: Other operating expenses decreased $251,000 (33.5%), to $498,000 for the three months ended June 30, 1996 compared to $749,000 for the same period of 1995 principally due to a greater portion of expenses being attributable to acquisition costs and other underwriting expenses.

         Income Tax Expense: The Company's effective tax rates for the three months ended June 30, 1996 and 1995 were 20.6% and 20.0%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1996 the Company's investments classified as available for sale experienced unrealized investment depreciation of $.9 million, net of the related deferred tax benefit of $.5 million. The change in unrealized appreciation is primarily due to changes in market
interest rates during the period.   At June 30, 1996, 100% of the Company's
fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC, 95.8% were rated "A-" or better (with no security rated lower than "BBB-") by Standard & Poor's Corporation.

         The Company produced net cash from operations of $13.3 million and $8.4 million, respectively, for the six months ended June 30, 1996 and 1995. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

         Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the Company's insurance subsidiaries' capital and surplus is in excess of the prescribed risk-based capital requirements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Company's annual meeting of shareholders held on May 9, 1996, the following members were elected to the Board of Directors:

              Paul J. Hertel, Jr.
              Roger L. Larson
              James J. Maguire
              Thomas J. McHugh
              Michael J. Morris
              Thomas P. Nerney
              J. Eustace Wolfington

         4,747,717 affirmative votes were received for the election of Directors.

         The following other matters were approved at the Annual Meeting:

                                                                    Votes For          Votes Against          Abstentions
                                                                    ---------          -------------          -----------
         Appointment of Coopers & Lybrand L.L.P. as independent
         certified public accountants for the year 1996             4,746,364                    450                  120

         Approval of the Employee Stock Purchase Plan               4,692,452                  2,220                7,065

         Approval of the Cash Bonus Plan                            4,646,757                  5,370               14,220

Item 5.  Other information.

         None

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                                  (Continued)


Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

               Exhibit No.   Page No.   Description
               -----------   --------   -----------

               10.33             14     Employee Stock Purchase Plan.
               10.34             27     Cash Bonus Plan
               10.35             34     Executive Deferred Compensation Plan
               11.00             52     Computation of Earnings Per Share.
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


                          PHILADELPHIA CONSOLIDATED HOLDING CORP.
                          ------------------------------------------------
                          Registrant


Date August 12, 1996      /s/ James J. Maguire
     ---------------      ------------------------------------------------
                          James J. Maguire
                          Chairman of the Board of Directors, President
                          and Chief Executive Officer
                          (Principal Executive Officer)


Date August 12, 1996      /s/ Craig P. Keller
     ----------------     ------------------------------------------------
                          Craig P. Keller
                          Vice President, Secretary and
                          Chief Financial Officer (Principal Financial
                          and Accounting Officer)