Form 10-Q
period 1996-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1996-11-14
CIK 909109

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1996


                         COMMISSION FILE NUMBER 0-22280

                    PHILADELPHIA CONSOLIDATED HOLDING CORP.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                    23-2202671
        ------------                                    ----------
  (State of Incorporation)                    (IRS Employer Identification No.)


                           ONE BALA PLAZA, SUITE 100
                        BALA CYNWYD, PENNSYLVANIA 19004
                                 (610) 617-7900
                                 --------------
               (Address, including zip code and telephone number,
       including area code, of registrant's principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [x]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1996.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 6,041,382 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                     INDEX

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996





Part I - Financial Information

         Consolidated Balance Sheets - September 30, 1996 and
           December  31, 1995                                                                   3


         Consolidated Statements of Operations - For the three and nine
           months ended September 30, 1996 and 1995                                             4


         Consolidated Statements of Changes in Shareholders'  Equity - For
           the nine months ended September 30, 1996 and year ended
           December 31, 1995                                                                    5


         Consolidated Statements of Cash Flows - For the nine
           months ended September 30, 1996 and 1995                                             6


         Notes to Consolidated Financial Statements                                             7

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                8-11



Part II - Other Information                                                                     12


Signatures                                                                                      13


Exhibits                                                                                        14

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                                 AS OF
                                                                                  ----------------------------------
                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                      1996                  1995
                                                                                  -------------         ------------
                                                                                   (UNAUDITED)
                      ASSETS
         INVESTMENTS:
          FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
           (AMORTIZED COST $129,757 AND $117,740)(INCLUDING
            $26,980 AND $30,648 IN TRUST ACCOUNTS)..............                  $132,142              $121,848
          EQUITY SECURITIES AT MARKET (COST $16,782 AND $9,685)
           (INCLUDING $101 AND $118 IN TRUST ACCOUNTS)..........                    22,323                12,558
                                                                                  --------              --------
            TOTAL INVESTMENTS...................................                   154,465               134,406

         CASH AND CASH EQUIVALENTS (INCLUDING
           $4,645 AND $3,048 IN TRUST ACCOUNTS).................                    11,949                 5,680
         ACCRUED INVESTMENT INCOME..............................                     2,077                 2,172
         PREMIUMS RECEIVABLE....................................                     9,302                 7,898
         PREPAID REINSURANCE PREMIUMS AND
          REINSURANCE RECEIVABLES...............................                    18,122                12,785
         DEFERRED ACQUISITION COSTS.............................                     8,741                 5,157
         PROPERTY AND EQUIPMENT.................................                     5,125                 3,868
         GOODWILL-LESS ACCUMULATED AMORTIZATION OF
          $1,173 AND $1,120.....................................                       911                   964
         DEFERRED INCOME TAXES..................................                         -                     4
         OTHER ASSETS...........................................                     1,743                 1,214
                                                                                  --------              --------
            TOTAL ASSETS........................................                  $212,435              $174,148
                                                                                  ========              ========


               LIABILITIES AND SHAREHOLDERS' EQUITY
         POLICY LIABILITIES AND ACCRUALS:
          UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES..............                  $ 92,848              $ 77,686
          UNEARNED PREMIUMS.....................................                    30,413                18,119
                                                                                  --------              --------
            TOTAL POLICY LIABILITIES AND ACCRUALS...............                   123,261                95,805

         PREMIUMS PAYABLE.......................................                     1,626                 2,445
         PAYABLE FOR INVESTMENT PURCHASES.......................                       320                 1,017
         OTHER LIABILITIES......................................                     7,590                 6,051
         INCOME TAXES PAYABLE...................................                       219                   514
         DEFERRED INCOME TAXES..................................                       143                     -
                                                                                  --------              --------
            TOTAL LIABILITIES...................................                   133,159               105,832
                                                                                  --------              --------


         COMMITMENTS AND CONTINGENCIES
         SHAREHOLDERS' EQUITY:
          PREFERRED STOCK, $.01 PAR VALUE,
           10,000,000 SHARES AUTHORIZED,
           NONE ISSUED AND OUTSTANDING..........................                         -                     -
          COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
           AUTHORIZED, 6,034,007 AND 5,813,851 SHARES ISSUED
           AND OUTSTANDING......................................                    41,170                39,057
          NOTES RECEIVABLE FROM SHAREHOLDERS ...................                    (1,010)                    -
          UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
           NET OF DEFERRED INCOME TAXES.........................                     5,231                 4,608
          RETAINED EARNINGS.....................................                    33,885                24,651
                                                                                  --------              --------
            TOTAL SHAREHOLDERS' EQUITY..........................                    79,276                68,316
                                                                                  --------              --------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........                  $212,435              $174,148
                                                                                  ========              ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)



                                                                  FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                                -----------------------                 -----------------------
                                                                1996               1995                1996                1995
                                                                ----               ----                ----                ----
 REVENUE:
  GROSS EARNED PREMIUMS............................            $ 37,854            $ 29,847           $ 91,380            $ 74,939
  CEDED EARNED PREMIUMS............................             (17,531)            (12,458)           (38,050)            (30,184)
                                                               --------            --------           --------            --------
  NET EARNED PREMIUMS..............................              20,323              17,389             53,330              44,755
  NET INVESTMENT INCOME............................               2,041               1,689              5,772               4,742
  NET REALIZED INVESTMENT GAIN.....................                 140                 169                235                 256
  OTHER INCOME.....................................                  79                  82                203                 248
                                                               --------            --------           --------            --------
      TOTAL REVENUE................................              22,583              19,329             59,540              50,001
                                                               --------            --------           --------            --------

 LOSSES AND EXPENSES:
  LOSS AND LOSS ADJUSTMENT EXPENSES................              13,590              11,296             33,794              31,234
  NET REINSURANCE RECOVERIES.......................              (1,470)             (1,773)            (3,911)             (6,276)
                                                               --------            --------           --------            --------
  NET LOSS AND LOSS ADJUSTMENT EXPENSES............              12,120               9,523             29,883              24,958
  ACQUISITION COSTS AND OTHER UNDERWRITING
   EXPENSES........................................               5,920               5,812             16,863              13,987
  OTHER OPERATING EXPENSES.........................                  58                 583                956               1,947
                                                               --------            --------           --------            --------
      TOTAL LOSSES AND EXPENSES....................              18,098              15,918             47,702              40,892
                                                               --------            --------           --------            --------

 INCOME BEFORE INCOME TAXES........................               4,485               3,411             11,838               9,109
                                                               --------            --------           --------            --------

 INCOME TAX EXPENSE (BENEFIT):
  CURRENT..........................................               1,059                 563              2,778               2,500
  DEFERRED.........................................                 (36)                119               (174)               (678)
                                                               --------            --------           --------            --------
      TOTAL INCOME TAX EXPENSE.....................               1,023                 682              2,604               1,822
                                                               --------            --------           --------            --------

 NET INCOME........................................            $  3,462            $  2,729           $  9,234            $  7,287
                                                               ========            ========           ========            ========

 PER AVERAGE COMMON SHARE DATA:
   NET INCOME......................................            $   0.49            $   0.40           $   1.30            $   1.07
                                                               ========            ========           ========            ========

 WEIGHTED AVERAGE SHARES AND SHARE EQUIVALENTS USED
  IN COMPUTATION OF NET INCOME PER COMMON SHARE....           7,091,936           6,882,059          7,091,333           6,799,141
                                                              =========           =========          =========           =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                              For the Nine Months         For the Year Ended
                                                               Ended September 30,             December 31,
                                                                      1996                       1995
                                                                      ----                       ----
                                                                   (Unaudited)
COMMON SHARES:

BALANCE AT BEGINNING OF PERIOD.....................                 5,813,851                    5,813,851

ISSUANCE OF SHARES
 PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN..........                    81,906                            -
 PURSUANT TO EMPLOYEE STOCK OPTION PLAN............                   138,250                            -
                                                                   ----------                   ----------
BALANCE AT END OF PERIOD...........................                 6,034,007                    5,813,851
                                                                   ==========                   ==========



COMMON STOCK:

BALANCE AT BEGINNING OF PERIOD.....................                 $  39,057                    $  39,096
ISSURANCE OF SHARES
 PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN..........                     1,181                            -
 PURUSANT TO EMPLOYEE STOCK OPTION PLAN............                       932                            -

 OTHER.............................................                         -                          (39)
                                                                    ---------                    ---------
BALANCE AT END OF PERIOD...........................                    41,170                       39,057
                                                                    ---------                    ---------



NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF PERIOD.....................                         -                            -

NOTES RECEIVABLE ISSUED
 PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN..........                    (1,181)                           -
COLLECTION OF NOTES RECEIVABLE.....................                       171                            -
                                                                    ---------                   ----------

BALANCE AT END OF PERIOD...........................                    (1,010)                           -
                                                                    ---------                   ----------


UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION)
 NET OF DEFERRED INCOME TAXES:

BALANCE AT BEGINNING OF PERIOD.....................                     4,608                       (1,317)

CHANGE IN UNREALIZED INVESTMENT APPRECIATION
 (DEPRECIATION), NET OF DEFERRED INCOME TAXES......                       623                        5,925
                                                                   ----------                   ----------
BALANCE AT END OF PERIOD...........................                     5,231                        4,608
                                                                   ----------                   ----------



RETAINED EARNINGS:
BALANCE AT BEGINNING OF PERIOD.....................                    24,651                       14,821

NET INCOME.........................................                     9,234                        9,830
                                                                   ----------                   ----------
BALANCE AT END OF PERIOD...........................                    33,885                       24,651
                                                                   ----------                   ----------

   TOTAL SHAREHOLDERS' EQUITY......................                $   79,276                   $   68,316
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)



                                                               For the Nine Months Ended September 30,
                                                              ----------------------------------------
                                                                        1996              1995
                                                                        ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME..........................................               $ 9,234           $ 7,287
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
    CHANGE IN PREMIUMS RECEIVABLE.....................                (1,404)           (3,158)
    CHANGE IN OTHER RECEIVABLES AND PREPAIDS..........                (5,242)           (4,165)
    CHANGE IN DEFERRED ACQUISITION COSTS..............                (3,584)           (1,025)
    CHANGE IN OTHER ASSETS............................                  (529)             (392)
    CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES.........................................                15,162            14,592
    CHANGE IN UNEARNED PREMIUMS.......................                12,294             3,682
    CHANGE IN PREMIUMS PAYABLE AND OTHER LIABILITIES..                   720              (463)
    CHANGE IN INCOME TAXES PAYABLE....................                  (295)              127
    NET REALIZED INVESTMENT GAIN......................                  (235)             (256)
    DEPRECIATION AND AMORTIZATION EXPENSE.............                   675               751
    DEFERRED INCOME TAX BENEFIT.......................                  (174)             (678)
                                                                     -------           -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.......                26,622            16,302
                                                                     -------           -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITY
   SECURITIES AVAILABLE FOR SALE......................                 2,594            12,291
  PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
   MATURITY SECURITIES AVAILABLE FOR SALE.............                 8,406               727
  PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
   MATURITY SECURITIES HELD TO MATURITY...............                     -               932
  PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
   MATURITY SECURITIES HELD TO MATURITY...............                     -               915
  PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
   SECURITIES.........................................                 1,735             4,680
  COST OF FIXED MATURITY SECURITIES AVAILABLE FOR SALE
   ACQUIRED...........................................               (23,658)          (39,018)
  COST OF FIXED MATURITY SECURITIES HELD TO MATURITY
   ACQUIRED...........................................                     -              (301)
  COST OF EQUITY SECURITIES ACQUIRED..................                (8,820)           (3,700)
  OTHER - NET.........................................                     -            (3,000)
  PURCHASE OF PROPERTY AND EQUIPMENT..................                (1,713)             (387)
                                                                     -------           -------
      NET CASH USED BY INVESTING ACTIVITIES...........               (21,456)          (26,861)
                                                                     -------           -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM ISSUANCE OF SHARES PURSUANT TO
   EMPLOYEE STOCK PURCHASE PLAN.......................                 1,181                 -
  PROCEEDS FROM ISSUANCE OF SHARES PURSUANT TO
   EMPLOYEE STOCK OPTION PLAN.........................                   932                 -
  NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE
   STOCK PURCHASE PLAN................................                (1,181)                -
  COLLECTION OF NOTES RECEIVABLE......................                   171                 -
                                                                     -------           -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.......                 1,103                 -
                                                                     -------           -------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.                 6,269           (10,559)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....                 5,680            16,464
                                                                     -------           -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD...........               $11,949           $ 5,905
                                                                     =======           =======

 CASH PAID DURING THE PERIOD FOR:

   INCOME TAXES                                                      $ 1,305           $ 2,313



   The accompanying notes are an integral part of the consolidated financial statements.

           PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.       Basis of Presentation

         The consolidated financial statements as of and for the nine months ended September 30, 1996 and 1995 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

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

5.       Shareholders' Equity

         On May 9, 1996 the Company's shareholders approved a non-qualified Employee Stock Purchase Plan (the "Plan"). The aggregate maximum number of shares that may be issued pursuant to the Plan is 250,000. Shares may be purchased under the plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six (6) years pursuant to the execution of a promissory note. The promissory note will be collateralized by such shares purchased under the Plan and will be interest free. Subscription agreements for 81,906 shares were received by the Company as of September 30, 1996.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION


GENERAL

Although the Company's financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include:

  - Industry factors - In the current environment, insurance industry pricing in general continues to be soft, however the Company's strategy is to focus on underwriting profits and accordingly the Company's marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

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


RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 1996 VS SEPTEMBER 30,
1995)

         Premiums:   Gross written premiums grew $25.0 million (31.8%)  to
$103.7 million for the nine months ended September 30, 1996 from $78.7 million for the same period of 1995; gross earned premiums grew $16.4 million (21.9%) to $91.3 million for the nine months ended September 30, 1996 from $74.9 million for the same period of 1995; net written premiums increased $14.6 million (30.4%) to $62.6 million for the nine months ended September 30, 1996 from $48.0 million for the same period of 1995; and net earned premiums grew $8.5 million (19.0%) to $53.3 million in 1996 from $44.8 million in 1995. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums and net earned premiums are attributable to a number of factors:

- Overall premium growth is primarily attributable to: the recent growth in the field production underwriting organization enabling the expansion of the Company's marketing efforts to non-profit organizations, the health and fitness industry and selected professional liability products; and continued favorable market conditions for certain leasing products.

- Overall premium growth has been offset in part by a continued decrease in premiums from rental products due primarily to decreased pricing levels which are currently being experienced as a result of market competition. Consistent with the Company's conservative underwriting and pricing guidelines the underwriting of certain rental products has been curtailed. The Company does not anticipate an improvement in these market conditions in the foreseeable future. Additionally, there have been recent consolidations in the rental industry the effect of which, if any, are not known at this time.

- A revision in the Company's supplemental liability reinsurance programs, in the third quarter of 1996 retroactive to January 1, 1996. While this change increased by $1.3 million the written and earned premiums the Company ceded in 1996, (and hence lowered new written and earned premiums), an offsetting ceding commission which lowered acquisition costs and other underwriting expenses was received by the Company. A comparable supplemental liability reinsurance revision for 1995 occurred in the fourth quarter. The amount of this adjustment which pertained to the nine months ended September 30, 1995 approximated $1.2 million. After consideration of this adjustment, comparable net written and earned premium growth was 33.8% and 22.3% respectively.

         Net Investment Income: Net investment income approximated $5.8 million for the nine months ended September 30, 1996 and $4.7 million for the same period of 1995. Total investments grew to $154.5 million at September 30, 1996 from $123.8 million at September 30, 1995, primarily due to cash flows provided from operating activities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                                  (continued)



         Net Realized Investments Gain: Net realized investment gains were $235,000 for the nine months ended September 30, 1996 compared to $256,000 for the same period of 1995.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $4.9 million (19.6%) to $29.9 million for the nine months ended September 30, 1996 from $25.0 million for the same period of 1995 and the Company's statutory loss ratio increased to 56.1% in 1996 from 55.8% in 1995. However, if net earned premiums for the nine months ended September 30, 1995 were restated for the $1.2 million increase in ceded earned premiums due to the retroactive change in the supplemental liability reinsurance programs (see Premiums), the statutory loss ratio is 57.3% (see Acquisition Costs and Other Underwriting Expenses). The increase in net loss and loss adjustment expenses was due primarily to the growth (22.3% restated for retroactive reinsurance change) in net earned premiums. Additionally, since there was relatively higher net earned premium growth on products with low loss experience, the percentage increase in net loss and loss adjustment expenses (19.6%) was lower than the 22.3% (restated) net earned premium growth.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $2.9 million (20.7 %), to $16.9 million for the nine months ended September 30, 1996 from $14.0 million for the same period of 1995. However, if acquisition costs and other underwriting expenses for the nine months ended September 30, 1995 were restated for the $1.2 million increase in ceding commissions due to the retroactive change in the supplemental liability reinsurance programs (see Premiums), acquisition costs and other underwriting expenses would have increased by 32.0%. The 32.0% (restated) increase in acquisition costs and other underwriting expenses exceeds the 22.3% (restated - See Premiums) net earned premium growth due to increased commission expense as a result of the Company beginning to market its niche underwriting to preferred and program brokers.

         Other Operating Expenses: Other operating expenses decreased $991,000 (50.9%), to $956,000 for the nine months ended September 30, 1996 compared to $1,947,000 for the same period of 1995 principally due to a greater portion of expenses being attributable to acquisition costs and other underwriting expenses.

         Income Tax Expense: The Company's effective tax rates for the nine months ended September 30, 1996 and 1995 were 22.0% and 20.0%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 1996 VS SEPTEMBER 30,
1995)

         Premiums:   Gross written premiums grew $13.1 million (40.1%)  to
$45.8 million for the three months ended September 30, 1996 from $32.7 million for the same period of 1995; gross earned premiums grew $8.0 million (26.8%) to $37.9 million for the three months ended September 30, 1996 from $29.9 million for the same period of 1995; net written premiums increased $6.1 million (30.8%) to $25.9 million for the three months ended September 30, 1996 from $19.8 million for the same period of 1995; and net earned premiums grew $2.9 million (16.7%) to $20.3 million in 1996 from $17.4 million in 1995. The overall changes in premiums for gross written, gross earned, net written and net earned are attributable to a number of factors:

- Overall premium growth is primarily attributable to: the growth in the field production underwriting organization enabling the expansion of the Company's marketing efforts to non-profit organizations, the health and fitness industry and selected professional liability products; and continued favorable market conditions for certain leasing products.

- Overall premium growth has been offset in part by a continued decrease in premiums from rental products due primarily to decreased pricing levels which are currently being experienced as a result of market competition. Consistent with the Company's conservative underwriting and pricing guidelines the underwriting of certain rental products has been curtailed. The Company does not anticipate an improvement in these market conditions in the foreseeable future.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                                  (continued)



- A revision in the Company's supplemental liability reinsurance programs, in the third quarter of 1996 retroactive to January 1, 1996. While this change increased by $1.3 million the written and earned premiums the Company ceded in 1996, (and hence lowered new written and earned premiums), an offsetting ceding commission which lowered acquisition costs and other underwriting expenses was received by the Company. Of this $1.3 million amount, $.4 million pertained to the three months ended September 30, 1996. A comparable supplemental liability reinsurance revision for 1995 occurred in the fourth quarter. The amount of the adjustment which pertained to the three months ended September 30, 1995 was $.7 million. After consideration of this adjustment, comparable net written and earned premium growth was 40.3% and 26.9% respectively.

         Net Investment Income: Net investment income approximated $2.0 million for the three months ended September 30, 1996 and $1.7 million for the same period of 1995. Total investments grew to $154.5 million at September 30, 1996 from $123.8 million at September 30, 1995, primarily due to cash flows provided from operating activities.

         Net Realized Investments Gain: Net realized investment gains were $140,000 for the three months ended September 30, 1996 compared to $169,000 for the same period of 1995.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $2.6 million (27.4%) to $12.1 million for the three months ended September 30, 1996 from $9.5 million for the same period of 1995 and the Company's statutory loss ratio increased to 59.6% in 1996 from 54.6% in 1995. However, if net earned premiums for the respective periods were restated for the increase in ceded earned premiums due to the retroactive change in the supplemental liability reinsurance programs (see Premiums), the statutory loss ratios are 57.1% and 57.2% for the three months ended September 30, 1996 and 1995, respectively (see Acquisition Costs and Other Underwriting Expenses). The increase in net loss and loss adjustment expenses was due primarily to the growth (26.9% restated for retroactive reinsurance change) in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $.1 million (1.7 %), to $5.9 million for the three months ended September 30, 1996 from $5.8 million for the same period of 1995. However, if acquisition costs and other underwriting expenses for the respective periods were restated for the increase in ceding commissions due to the retroactive change in the supplemental liability reinsurance programs (see Premiums) applicable within the period, acquisition costs and other underwriting expenses would have increased by 34.5%. The 34.5% (restated) increase in acquisition costs and other underwriting expenses exceeds the 26.9% (restated - See Premiums) net earned premium growth due to increased commission expense as a result of the Company beginning to market its niche underwriting to preferred and program brokers.

         Other Operating Expenses: Other operating expenses decreased $525,000 (90.0%), to $58,000 for the three months ended September 30, 1996 compared to $583,000 for the same period of 1995 principally due to a greater portion of expenses being attributable to acquisition costs and other underwriting expenses.

         Income Tax Expense: The Company's effective tax rates for the three months ended September 30, 1996 and 1995 were 22.8% and 20.0%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1996 the Company's investments classified as available for sale experienced unrealized investment appreciation of $.6 million, net of the related deferred tax expense of $.3 million. The change in unrealized appreciation is primarily due to changes in market interest rates during the period. At September 30, 1996, 100% of the Company's fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC, 96.1% were rated "A-" or better (with no security rated lower than "BBB-") by Standard & Poor's Corporation.

         The Company produced net cash from operations of $26.6 million and $16.3 million, respectively, for the nine months ended September 30, 1996 and 1995. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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

         None

Item 5.  Other information.

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

               Exhibit No.      Page No.      Description
               -----------      --------      -----------
               11               14            Computation of Earnings Per Share.

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




                            PHILADELPHIA CONSOLIDATED HOLDING CORP.
                            ---------------------------------------
                            Registrant




Date November 12, 1996        /s/ James J. Maguire
     -----------------      --------------------------------------------------
                            James J. Maguire
                            Chairman of the Board of Directors, President
                            and Chief Executive Officer
                            (Principal Executive Officer)




Date November 12, 1996        /s/ Craig P. Keller
    ------------------      --------------------------------------------------
                            Craig P. Keller
                            Vice President, Secretary and
                            Chief Financial Officer (Principal Financial
                            and Accounting Officer)