Form 10-K
period 1996-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1997-03-31
CIK 909109

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                   For the Fiscal Year Ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
       For the Transition Period from__________ to __________

                         COMMISSION FILE NUMBER: 0-22280

                     PHILADELPHIA CONSOLIDATED HOLDING CORP.
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                 23-2202671
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

       ONE BALA PLAZA, SUITE 100
       BALA CYNWYD, PENNSYLVANIA                            19004
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (610) 617-7900

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 17, 1997 as reported on the NASDAQ National Market System, was $113,498,083. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 1997, Registrant had outstanding 6,082,810 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Shareholders for the Year Ended December 31, 1996 are incorporated into Parts II and IV.

(2) Portions of the definitive Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders to be held May 8, 1997 are incorporated by reference in Part III.

                                     PART I

Item 1.   BUSINESS

GENERAL

           As used in this Annual Report on Form 10-K, (i) "Philadelphia Insurance" refers to Philadelphia Consolidated Holding Corp., (ii) the "Company" refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the "Insurance Subsidiaries" refers to Philadelphia Indemnity Insurance Company ("PIIC") and Philadelphia Insurance Company ("PIC"), collectively; and (iv) "MIA" refers to Maguire Insurance Agency, Inc. Philadelphia Insurance was incorporated in Pennsylvania in 1984, to serve as a holding company for its three wholly owned subsidiaries (PIIC, PIC, MIA). The Company designs, markets and underwrites specialty commercial property and casualty insurance products for select classes of business. Marketing is done through the Company's production underwriting organization from 37 field offices located across the United States including telemarketing staffs located in the Company's regional offices and Philadelphia home office. In addition to direct sales, the Company accepts business from independent insurance brokers. In 1996, approximately 55% of written premium was produced through approximately 3,000 broker relationships.

           The Company has reported growth in net income in each year from 1992 to 1996. Net income has been generated from both underwriting operations and investing activities. The Company has produced underwriting profits as a result of supplementing historically profitable product lines with growth in certain excess liability products, commercial multi-peril lines, and selected expansion into professional liability coverages while maintaining underwriting and pricing discipline.

           The Insurance Subsidiaries have been assigned an "A" (Excellent) Best's Rating by A.M. Best Company. According to A.M. Best, the "A" (Excellent) rating is issued to companies that demonstrated excellent financial strength and ability to meet its obligations to policyholders. A.M. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Also, in December 1996, the Insurance Subsidiaries were assigned an "A" claims paying ability rating by Standard & Poor's. According to Standard & Poor's, insurers rated "A" offer good financial security for policyholders. The Company believes that the "A" ratings assigned by A.M. Best and Standard & Poor's are important factors in marketing its products.

PRODUCT LINES

           The following table sets forth, for the years ended December 31, 1996, 1995 and 1994, the gross premiums produced on the Company's insurance products and the relative percentages that such premiums represented.


                                                               For the Years Ended December 31,
                                                ------------------------------------------------------------------

                                                       1996                  1995                  1994
                                                       ----                  ----                  ----
                                                Dollars   Percentage  Dollars   Percentage  Dollars  Percentage
                                                -------   ----------  -------   ----------  -------  ----------
                                                                     (Dollars in Thousands)
Gross Premiums Produced (1)

Rent-A-Car
  Auto Liability..............................   $60,499      44.5%   $ 57,912      55.9%   $54,027     59.9%
  Auto Physical Damage........................       749        .6       1,006       1.0      1,399      1.6
  Commercial Multiple Peril...................        87        .1         178        .2        206       .2
                                                --------     -----    --------     -----    -------    -----
                                                  61,335      45.2      59,096      57.1     55,632     61.7
                                                --------     -----    --------     -----    -------    -----
Non-Profit Sector
  Commercial Multiple Peril...................    35,196      25.9      21,391      20.7     17,395     19.3
  Excess Liability............................     2,893       2.1       1,143       1.1        965      1.1
                                                --------     -----    --------     -----    -------    -----
                                                  38,089      28.0      22,534      21.8     18,360     20.4
                                                --------     -----    --------     -----    -------    -----
Automobile Leasing
  Commercial Multiple Peril...................     9,305       6.8       5,566       5.4      2,157      2.4
  Auto Liability .............................     2,981       2.2       3,197       3.1      3,971      4.4
  Auto Physical Damage........................     1,324       1.0       1,426       1.4      1,189      1.3
                                                --------     -----    --------     -----    -------    -----
                                                  13,610      10.0      10,189       9.9      7,317      8.1
                                                --------     -----    --------     -----    -------    -----
Health & Fitness
  Commercial Multiple Peril...................     4,649       3.4       2,708       2.6      1,205      1.3
                                                --------     -----    --------     -----    -------    -----
Professional Liability Sector
  Liability...................................    16,686      12.3       8,755       8.4      7,290      8.1
                                                --------     -----    --------     -----    -------    -----
Vocational and Specialty Training Schools
  Commercial Multiple Peril...................     1,000       0.7          57        --         --       --
                                                --------     -----    --------     -----    -------    -----
Other.........................................       454       0.4         186       0.2        387      0.4
                                                --------     -----    --------     -----    -------    -----
Total.........................................  $135,823     100.0%   $103,525     100.0%   $90,191    100.0%
                                                ========     =====    ========     =====    =======    =====

(1) Gross premiums produced include all gross premiums produced on direct business and gross premiums produced on fronted business.

           Rent-A-Car: The Company offers statutory and excess liability and physical damage automobile policies for rental car companies and their customers, as well as excess liability coverages up to $5.0 million protecting the rental company only.

           In keeping with its general marketing philosophy, the Company includes a number of features in its rental car products and services in an attempt to differentiate them from the competition. Such features include: catastrophic comprehensive coverage for losses due to fire, lightning, windstorm, hail, flood, earthquake and other specified causes (but not automobile collision); subrogation services on self-insured physical damage; and monthly loss runs.

           Non-Profit Sector: The Company offers a package policy to non-profit organizations, primarily social service agencies. The Company's package policy for non-profit organizations provides a combination of liability and property (including automobile) coverages. Liability coverage is comprehensive, with primary limits up to $1.0 million and excess limits typically up to $5.0 million, extending to premises, fund-raising events and, where applicable, social workers professional liability (written on an occurrence form). Property coverages insure against all risks to buildings and contents which are normally insured against by these types of policies. Automobile coverages protect against losses arising from the use of owned, non-owned and hired automobiles.

           The Company's other principal non-profit sector products include: a package policy for Homeowner's Associations which provides a combination of comprehensive liability and property coverages to address the unique requirements of single-family homeowner associations, including liability coverage for their board of directors; a package program for Assisted Living and Residential Care Facilities which expands contents coverage to address personal property of the residents along with coverage enhancements for the common ground areas of the facility.

           Automobile Leasing: The Company offers a full range of liability and physical damage coverages for automobile leasing companies and their customers. For the driver (the lessee of the vehicle), this coverage includes primary liability coverage with optional limits up to $1.0 million combined single limit, and primary physical damage coverage on the vehicle. For the owner (the lessor of the vehicle), contingent and excess liability coverage up to $5.0 million is made available by the Company over the primary liability layer, protecting lessors in the event of a loss when the primary coverage is absent or inadequate. The Company also offers contingent physical damage coverage, which protects the insured against damage to the leased vehicle if there is no primary physical damage coverage. Other products offered to leasing companies include interim primary liability and physical damage coverage, which protects the lessor/owner of the vehicle before it is delivered to the lessee and after it is returned by the lessee at the conclusion of the lease; residual value coverage which guarantees the value of the leased vehicle at the termination of the lease; and guaranteed asset protection coverage which protects the lessor and lessee or borrower for the difference between the leased or financed vehicle's actual cash value and the lease or loan net value in instances where the vehicle is stolen or damaged beyond repair.

           Health & Fitness: The Company offers a package of coverages including property, general liability, automobile and special events coverages. Liability coverage is comprehensive, with primary limits up to $1.0 million and excess limits up to $5.0 million, extending to the insured entity and certified professionals. Property coverages insure against damage to equipment and improvements. Automobile coverages protect against losses to business and/or personal vehicles. Special Events coverage outside the establishment is included for the insured entity and professional instructors or consultants.

           Professional Liability Sector: The Company's Insurance Agents Errors and Omissions policies are independently filed with non-Insurance Services Office ("ISO") claims made forms. The policy offers professional liability coverage for the independent insurance agent. Primary limits are up to $10.0 million. Typical policies provide coverage of $1.0 million.

           The Company's Directors & Officers liability policies are written on independently filed, non-ISO claims made forms. Management believes that these policies have a number of features that distinguish them from those of its competitors, including a sixty-day discovery period without separate charge, coverage for volunteers and coverage against liability for employment discrimination and sexual harassment. The policies exclude punitive damages and exclude prior acts under certain circumstances. Primary coverage under these policies is available up to $10.0 million. Typical policies provide coverage of $1.0 million.

           The Company's other principal professional liability products include: an errors and omissions policy for management and marketing consultants; and a non profit professional liability policy providing a broader level of coverage than provided under the Company's D & O policy. These professional liability products are written on independently filed, non ISO, claims made forms and provide primary coverage up to $10.0 million.

           Vocational and Specialty Training Schools: The Company's program provides a comprehensive property-casualty package product to junior and community colleges and vocational training facilities. Additional available coverage enhancements provide errors and omissions protection to the school for allegations relating to technical training and career counseling.

           Other Products: During 1996, the Company introduced Executive Safeguard, a proprietary package policy which includes Directors and Officers Liability; Employment Practices Liability, Fiduciary Liability, and Kidnap/Ransom insurance for public and private companies. In addition, the Company has developed and is currently marketing special programs for the following industries: Guides and Outfitters, Marriage and Family Counselors, Condo Associations, Home Health Care, Para-Transit Commercial Auto Liability, and Lawyer's Errors and Omissions Liability.

           The following table provides the geographic distribution of the Company's risks insured as represented by direct earned premiums for all product lines for the year ended December 31, 1996. No other state accounted for more than 2% of total direct earned premiums for all product lines for the year ended December 31, 1996.

            State                Direct Earned Premiums        Percent of Total
            -----                ----------------------        ----------------
California....................            $  24,216,663                  20.64%
Florida.......................               17,646,367                  15.04
New York......................                7,608,807                   6.48
Texas.........................                5,753,745                   4.90
Illinois......................                5,576,759                   4.75
Pennsylvania..................                4,826,187                   4.11
Oklahoma......................                4,747,078                   4.05
New Jersey....................                4,317,344                   3.68
Massachusetts.................                4,304,428                   3.67
Ohio..........................                4,133,325                   3.52
Alabama.......................                2,643,455                   2.25
North Carolina................                2,489,122                   2.12
Other.........................               29,091,074                  24.79
                                          -------------                 ------

Total Direct Earned Premiums..             $117,354,354                  100.0%
                                           ============                 ======

UNDERWRITING AND PRICING

           The Company's underwriting function was reorganized during 1996 into three independent divisions: The Specialty Lines division ("Specialty Lines"), the Commercial Lines division ("Commercial Lines"), and the Regional Underwriting division ("Regional Underwriting"). Each division's primary responsibilities include: pricing all business, managing the risk selection process, providing customer service, and monitoring loss ratios by product and by insured.

           Specialty Lines consists of 12 underwriters who report to the Vice President of Specialty Lines Underwriting. Specialty Lines markets and underwrites the Company's various professional liability product lines and is operationally structured into regional and product teams. Commercial Lines consists of 17 underwriters who report to the Assistant Vice President of Commercial Lines Underwriting. Commercial Lines is operationally structured into underwriting product teams which service and price specific programs. Regional Underwriting has seven Vice Presidents each managing a geographic territory under the supervision of the Senior Vice President. Each region is serviced by production underwriting units which are located in strategically placed offices. By managing the underwriting process and selecting good accounts at the local level, the Company believes it can achieve consistent profitable underwriting results and offer speed and quality service. The Company's production underwriters apply their specialized training and field experience to routinely screen out risks which do not meet the Company's underwriting criteria. Underwriters are encouraged to pursue continuing education, CPCU or other professional designations.

           The Company uses a combination of ISO coverage forms and rates and independently filed forms and rates. Coverage forms and rates are independently developed in situations where the line of business is not supported by ISO or where management believes the ISO forms and rates do not adequately address the risk. Departures from ISO forms are also used to differentiate the Company's products from its competitors' products and are independently filed.

           The Company attempts to follow conservative underwriting and pricing practices. When necessary, the Company is willing to sharply curtail or discontinue a product deemed to present unacceptable risks. Written underwriting guidelines are maintained, and updated regularly, for all classes of business underwritten. Adherence to underwriting guidelines is maintained through underwriting audits. Product price levels are measured utilizing a price monitoring system which measures the aggregate price level of the book of business. This system is intended to assist management and underwriters in recognizing and correcting price deterioration before it results in underwriting losses.

REINSURANCE

           The Company renegotiated its reinsurance program, effective January 1, 1997. The overall reinsurance program, as explained below, remains substantially unchanged from the reinsurance program in place prior to January 1, 1997 with respect to retentions and coverages. However, the Company did realize more favorable reinsurance rates as a result of the renegotiation. Effective January 1, 1997, the reinsurance program has been placed principally with Swiss Re America, an "A" (Excellent) rated company by A.M. Best Company. The Company has had a reinsurance relationship with Swiss Re America since 1989. Prior to January 1, 1997, the reinsurance program had been placed principally with three reinsurers of which Swiss Re America was a participant.

           The Company's casualty reinsurance agreement with Swiss Re America (the "Reinsurer") provides that the Company bears the first $500,000 layer of liability on each occurrence with the Reinsurer bearing the remaining contractual liability to policy limits of $1.0 million. Casualty risks in excess of $1.0 million up to $6.0 million are reinsured under a casualty treaty ("Excess Treaty") placed through a reinsurance broker. Kemper Re, NAC Re, and SCOR Re participate on the Excess Treaty at 50%, 25%, and 25%, respectively. Each of these reinsurers are rated "A-" (Excellent) or better by A.M. Best Company. Facultative reinsurance is placed for each casualty risk in excess of $6.0 million.

           The Company also has excess casualty reinsurance agreements with the Reinsurer providing an additional $5.0 million layer for protection from exposures such as extra contractual obligations and judgments in excess of policy limits. Additionally, the Company has an errors and omissions policy which provides an additional $5.0 million of coverage with respect to these exposures.

           The Company's property reinsurance agreement provides that the Company bears the first $500,000 layer of loss on each risk with the Reinsurer bearing the next $1.5 million layer of loss on each risk subject to a maximum of $3.5 million recoverable from a single occurrence. The Company has an automatic facultative arrangement for each property risk in excess of $2.0 million up to $20.0 million.

           The Company seeks to limit the risk of a reinsurer's default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least "A-" (Excellent) by A.M. Best. Second, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported by a reinsurance recoverable system that is regularly monitored. Finally, the Company typically does not write casualty policies in excess of $10.0 million nor property policies in excess of $20.0 million.

           In addition to the reinsurance arrangements discussed above, the Company assumes reinsurance on policies produced by the Company but written by another unaffiliated insurer. The Company markets and underwrites these policies in the same manner as it does direct business. For the year ended December 31, 1996 the Company recorded approximately 4% of net written under this arrangement.

           The Company periodically assesses its reinsurance needs and seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve increases in retentions, modifications in premium rates, changes in reinsurers and other matters.

MARKETING AND DISTRIBUTION

           The Company's marketing effort is designed to assure a systematic and disciplined approach to developing business which the Company anticipates to be profitable. The Company's most important distribution channel is its production underwriting organization. The production underwriting's organization is currently comprised of 90 employees located in 37 field offices in major markets across the country. The Field offices are focused daily on interacting with prospective and existing insureds. In addition to direct marketing, relationships with approximately 3,000 brokers have been formed either as a result of the broker having a relationship with the insured, or through seeking the Company's expertise in one of its specialty products.

           Business relationships also have been formed with brokers ("Preferred Agents") specializing in certain of the Company's business niches, thereby increasing the distribution of the Company's niche products. The Company anticipates that new relationships with Preferred Agents will continue to be formed throughout 1997. The brokerage business is managed by the field office personnel, while services after the sale (e.g., billings, claim services, audits, etc.) are managed by Home Office personnel. This mixed marketing concept not only provides the flexibility to work with the broker and/or policyholder but also provides the flexibility to seize emerging market opportunities.

           The Company supplements its marketing efforts through trade shows, direct mailings and national advertisements placed in trade magazines serving industries in which the Company specializes.

           In 1996, approximately 85% of the Company's expiring insurance policies were renewed. Management attributes this renewal rate in large part to continuing personal contacts between the Company's production underwriters and servicing staff and its policyholders.

PRODUCT DEVELOPMENT

           The Company continually evaluates new product opportunities, consistent with its strategic focus on selected market niches. Direct contacts between the Company's field and home office personnel and its customers have produced a number of new product ideas. All new product ideas are presented to the Product Development Committee (the "Committee") for consideration. This Committee, currently composed of the Company's two most senior executives, as well as officers from the underwriting and claims departments, meets regularly to review the feasibility of products from a variety of perspectives, including underwriting risk, marketing and distribution, reinsurance, long-term viability and consistency with the Company's culture and philosophy. For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel (e.g., a limited number of selected production underwriters), an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products are typically handled outside the Company's main reinsurance treaties and may involve lower retentions than customarily utilized. After a new product is approved for test marketing, the Committee monitors its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, the Committee either moves to improve results by initiating adjustments or abandons the product.

CLAIMS MANAGEMENT AND ADMINISTRATION

           In accordance with its emphasis on underwriting profitability, the Company actively manages claims under its policies in an effort to investigate reported incidents at the earliest juncture, service insureds and minimize fraud. Claim files are regularly audited by claims supervisors and the Company's reinsurers in an attempt to ensure that claims are being processed properly and that reserves are being set at appropriate levels. Claims examiners are expected to set conservative reserves, an important factor in the Company's reserve development over the years. See "Loss and Loss Adjustment Expenses".

           The Company maintains a Special Investigations Unit to investigate suspicious claims and to serve as a clearinghouse for information concerning fraudulent practices primarily within the rental car industry. Working closely with a variety of industry contacts, including attorneys, investigators and rental car company fraud units, this unit has uncovered a number of fraudulent claims.

LOSS AND LOSS ADJUSTMENT EXPENSES

           The Company is liable for losses and loss adjustment expenses under its insurance policies and reinsurance treaties. While the Company's professional liability policies are written on claims-made forms and while claims on its other policies are generally reported promptly after the occurrence of an insured loss, in many cases several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of the loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

           When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company's ultimate loss and loss adjustment expense. This estimate reflects an informed judgment, based on the Company's reserving practices and the experience of the Company's claims staff. Management also establishes reserves on an aggregate basis to provide for losses incurred but not reported ("IBNR"), as well as future development on claims reported to the Company.

           As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in societal attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates and judgments; as new data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. To verify the adequacy of its reserves, the Company engages independent actuarial consultants to perform interim loss reserve analyses and annual certifications.

           The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated. As a result of changes in estimates of insured events of prior years, the Company reduced losses and loss adjustment expenses incurred by $965,000, $925,000, and $111,000 in 1996, 1995, and 1994, respectively. Such favorable development was due to losses emerging at a lesser rate than had been originally anticipated when the initial reserves for the applicable accident years were estimated.

                                                                     As of and For the Years Ended December 31,
                                                                     ------------------------------------------
                                                                           1996        1995          1994
                                                                           ----        ----          ----
                                                                               (Dollars in Thousands)
Unpaid loss and loss adjustment expenses at
 beginning of year (1) ..............................................    $ 68,246     $ 53,595     $ 38,714
                                                                         --------     --------     --------
Provision for losses and loss adjustment expenses for current
 year claims ........................................................      41,083       34,152       31,120
Decrease in estimated ultimate losses and loss adjustment
 expenses for prior year claims .....................................        (965)        (925)        (111)
                                                                         --------     --------     --------
Total incurred losses and loss adjustment expenses ..................      40,118       33,227       31,009
                                                                         --------     --------     --------

Loss and loss adjustment expense payments for claims attributable to:
   Current year .....................................................       7,427        6,186        5,336
   Prior years ......................................................      15,214       12,390       10,792
                                                                         --------     --------     --------
Total payments ......................................................      22,641       18,576       16,128
                                                                         --------     --------     --------
     Unpaid loss and loss adjustment expenses at end of year (1) ....    $ 85,723     $ 68,246     $ 53,595
                                                                         ========     ========     ========

            (1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $10,919, $9,440 and $5,580 at December 31, 1996, 1995 and 1994,
                 respectively.

           The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1986 through 1996. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                                                        AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
                                1986    1987    1988      1989      1990      1991      1992     1993     1994     1995      1996
                                ----    ----    ----      ----      ----      ----      ----     ----     ----     ----      ----
UNPAID LOSS AND LOSS
ADJUSTMENT EXPENSES, AS
STATED .......................  $ 14   $4,940  $10,615   $12,198   $15,930   $22,248   $31,981  $38,714  $53,595  $68,246   $85,723

CUMULATIVE PAID AS OF:

1 YEAR LATER .................     7    1,375    2,955     3,354     4,286     6,698     9,865   10,792   12,391   15,214
2 YEARS LATER ................     7    2,481    4,832     6,249     8,084    12,485    16,290   19,297   23,139
3 YEARS LATER ................    14    3,025    6,584     8,807    10,838    16,288    21,253   24,991
4 YEARS LATER ................    15    3,582    7,813    10,155    12,907    17,780    24,299
5 YEARS LATER ................    20    3,771    8,341    11,217    13,211    19,406
6 YEARS LATER ................    20    3,881    8,748    11,497    13,792
7 YEARS LATER ................    20    3,922    8,704    11,760
8 YEARS LATER ................    20    3,911    8,696
9 YEARS LATER ................    20    3,916
10 YEARS LATER ...............    20

UNPAID LOSS AND LOSS
ADJUSTMENT EXPENSES
RE-ESTIMATED AS OF
END OF YEAR:

1 YEAR LATER .................     7    4,472    9,535    12,628    15,953    22,056    30,538   38,603   52,670   67,281
2 YEARS LATER ................    18    4,056    9,825    12,644    15,712    21,327    30,428   38,016   52,062
3 YEARS LATER ................    22    3,932    9,645    12,424    14,822    21,198    29,648   37,184
4 YEARS LATER ................    15    3,924    9,437    11,947    14,811    21,118    29,306
5 YEARS LATER ................    26    3,970    9,053    11,836    14,841    21,399
6 YEARS LATER ................    20    4,010    8,859    12,060    14,593
7 YEARS LATER ................    20    3,952    8,770    12,008
8 YEARS LATER ................    20    3,926    8,783
9 YEARS LATER ................    20    3,947
10 YEARS LATER ...............    20

CUMULATIVE REDUNDANCY
 (DEFICIENCY)
  DOLLARS ....................    (6)  $  992  $ 1,832   $   190   $ 1,337   $   849   $ 2,675  $ 1,530  $ 1,533  $   965
  PERCENTAGE ................. -42.6%    20.1%    17.3%      1.6%      8.4%      3.8%      8.4%     4.0%     2.9%     1.4%


(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $10,919, $9,440, $5,580, $5,539, $1,770, $1,267,
$1,672, $1,591 and $2,095 at December 31, 1996, 1995, 1994, 1993, 1992, 1991,
1990, 1989 and 1988, respectively.

(2) The Company maintains its historical loss records net of reinsurance and therefore is unable to conform the presentation of this table to the financial statements.

           The cumulative redundancy or deficiency represents the aggregate change in the reserve estimated over all prior years, and does not present accident year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

           The unpaid loss and loss adjustment expense of PIIC and PIC, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company's financial statements prepared in accordance with generally accepted accounting principles ("GAAP") with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance whereas under GAAP these amounts are reported without giving effect to reinsurance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 113. Under GAAP, reinsurance receivables, with an offsetting increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote (1) on Page 9 for amounts). There is no effect on net income or shareholders' equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

OPERATING RATIOS

Statutory Combined Ratio

           The statutory combined ratio, which is the sum of (a) the ratio of loss and loss adjustment expenses incurred to net earned premiums (loss ratio) and (b) the ratio of policy acquisition costs and other underwriting expenses to net written premiums (expense ratio), is the traditional measure of underwriting experience for insurance companies. Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit and if it is above 100%, the insurer has an underwriting loss.

           The following table reflects the consolidated loss, expense and combined ratios of the Insurance Subsidiaries together with the property and casualty industry-wide combined ratios after policyholders' dividends.

                                                                           For the Years Ended December 31,
                                                                           --------------------------------
                                                                 1996        1995       1994       1993       1992
                                                                 ----        ----       ----       ----       ----
Loss Ratio.....................................................   55.7%       57.1%      59.5%      56.5%      57.1%
Expense Ratio..................................................   31.1%       29.6%      29.9%      34.5%      38.7%
                                                                 -----       -----      -----      -----      -----
Combined Ratio.................................................   86.8%       86.7%      89.4%      91.0%      95.8%
                                                                 =====       =====      =====      =====      =====

Industry Combined Ratio after Policyholders' Dividends .......   107.0%      106.4%     108.3%     106.8%     115.6%
                                                                 =====       =====      =====      =====      =====
                                                                    (1)         (2)        (2)        (2)        (2)


(1) Source:  Best's Review, January 1997 Issue (Estimate 1996).
             -------------
(2) Source:  Best's Aggregates & Averages, 1996 Edition.
             ----------------------------

Premium-to-Surplus Ratio:

           While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities regard this ratio as an important indicator as to an insurer's ability to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") provide that an insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1.

           The following table sets forth, for the periods indicated, net written premiums to policyholders' surplus for the Insurance Subsidiaries:

                                                            As of and For the Years Ended December 31,
                                                            ------------------------------------------
                                                   1996          1995         1994           1993          1992
                                                   ----          ----         ----           ----          ----
                                                                      (Dollars in Thousands)
Net Written Premiums......................         $83,994      $62,072       $55,398       $40,645        $36,168
Policyholders' surplus....................         $81,906      $67,500       $56,027       $51,197        $20,347
Premium to Surplus Ratio..................      1.0 to 1.0    .9 to 1.0    1.0 to 1.0     .8 to 1.0     1.8 to 1.0

INVESTMENTS

           At December 31, 1996, the Company had total investments with a carrying value of $168.6 million, substantially all of which were held by the Insurance Subsidiaries. At December 31, 1996, 83.8% of the Company's total investments were investment grade fixed maturity securities, including U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies, Obligations of States and Political Subdivisions and Corporate Debt Securities. The remaining 16.2% of the Company's total investments consisted primarily of publicly traded common stock securities.

           The following table sets forth information concerning the composition of the Company's total investments at December 31, 1996:

                                                    Estimated               Percent of
                                                      Market                 Carrying
                                     Amortized Cost   Value  Carrying Value    Value
                                     --------------   -----  --------------    -----
                                                   (Dollars in Thousands)
Fixed Maturities:
  Obligations of States and Political
     Subdivisions ...................   $105,682    $108,887    $108,887       64.6%
  U.S. Treasury Securities and
     Obligations of U.S. Government
     Corporations and Agencies ......     20,450      20,557      20,557       12.2
  Corporate Debt Securities .........     11,625      11,792      11,792        7.0
Equity Securities ...................     19,648      27,342      27,342       16.2
                                        --------    --------    --------      -----
     Total ..........................   $157,405    $168,578    $168,578      100.0%
                                        ========    ========    ========      =====

           At December 31, 1996, 100% of the Company's fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC; 96.0% of the fixed maturity securities were rated "A" or better (with no security rated lower than "BBB-") by Standard & Poor's Corporation.

           The cost and estimated market value of fixed maturity securities at December 31, 1996, by remaining contractual maturity, are set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

                                                   Amortized               Estimated
                                                      Cost                Market Value
                                                      ----                ------------
                                                        (Dollars in Thousands)

Due in one year or less....................         $      -               $      -
Due after one year through five years......           31,956                 32,405
Due after five years through ten years.....           76,625                 78,217
Due after ten years........................           29,176                 30,614
                                                    --------               --------
     Total.................................         $137,757               $141,236
                                                    ========               ========

           Investments of the Insurance Subsidiaries must comply with applicable laws and regulations which prescribe the type, quality and diversification of investments. In general, these laws and regulations permit investments, with specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, real estate mortgages and real estate.

           The Company's investment policy seeks to maximize after-tax investment return, within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operating as well as longer-term liabilities, as well as maintaining and improving the Company's A.M. Best and Standard & Poor's ratings. The Company employs professional investment managers for its fixed maturity and equity investments. The portfolio consists of diversified issuers and issues and as of December 31, 1996 approximately 82% of the total portfolio consisted of investments in fixed maturity securities.

           As a result of the Company's earnings growth and favorable market spreads between tax-exempt and taxable fixed maturity securities, the Company continues to invest in tax-exempt securities. The Company has also continued to increase its total investments in quality growth oriented mid and large-cap equity securities seeking to achieve diversification and capital appreciation in the portfolio.

REGULATION

           General: Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation, designed primarily for the protection of policyholders and not shareholders, relates to most aspects of an insurance company's business and includes such matters as authorized lines of business; underwriting standards; financial condition standards; licensing of insurers; investment standards; premium levels; policy provisions; the filing of annual and other financial reports prepared on the basis of Statutory Accounting Practices ("SAP"); the filing and form of actuarial reports; the establishment and maintenance of reserves for unearned premiums; losses and loss adjustment expenses; transactions with affiliates; dividends; changes in control; and a variety of other financial and nonfinancial matters. Because the Insurance Subsidiaries are domiciled in Pennsylvania, the Pennsylvania Department of Insurance (the "Department") has primary authority over the Company.

           Regulation of Insurance Holding Companies: Pennsylvania, like many other states, has laws governing insurance holding companies (such as Philadelphia Insurance). Under the Pennsylvania law, a person generally must obtain the Department's approval to acquire, directly or indirectly, 10% or more of the outstanding voting securities of Philadelphia Insurance or either Insurance Subsidiary. The Department's determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquiror's financial stability, the competence of its management and whether competition in Pennsylvania would be reduced.

           The Pennsylvania statute requires every Pennsylvania-domiciled insurer which is a member of an insurance holding company system to register with the Department by filing and keeping current a registration statement on a form prescribed by the NAIC.

           The Pennsylvania statute also specifies that at least one-third of the board of directors and each committee thereof, of either the domestic insurer or its publicly owned holding company (if any), must be comprised of outsiders (i.e., persons who are neither officers, employees nor controlling shareholders of the insurer or any affiliate). In addition, the domestic insurer or its publicly held holding company must establish one or more committees comprised solely of outside directors, with responsibility for recommending the selection of independent certified public accountants; reviewing the insurer's financial condition, the scope and results of the independent audit and any internal audit; nominating candidates for director; evaluating the performance of principal officers; and recommending to the board the selection and compensation of principal officers.

           Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to Pennsylvania insurance laws, which currently require that dividends be paid from profits and afford the Department 30 days to disapprove the payment of "extraordinary dividends" from a domestic property and casualty insurer to its shareholders (i.e., dividends over a twelve-month period that exceed the greater of (a) 10% of policyholders' surplus shown on the latest Annual Statement filed with the Department, or (b) the net income for the period covered by such statement but in no event to exceed the amount of unassigned funds (i.e., retained earnings plus or minus net unrealized gains or losses). In addition, the law specifies factors to be considered by the Department to allow it to determine that policyholders' surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate to its financial needs. Such factors include, for example, the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance, and the adequacy of the company's reserves. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $35.6 million at December 31, 1996. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $9.6 million of dividends in 1997 without obtaining prior approval from the Department.

           The National Association of Insurance Commissioners: In addition to state-imposed insurance laws and regulations, the Insurance Subsidiaries are subject to the general SAP and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These model laws and regulations generally are not directly applicable to an insurance company unless and until they are adopted by applicable state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's state regulatory accreditation program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC's initiatives have taken on a greater level of practical importance in recent years. The NAIC accredited Pennsylvania under the NAIC Financial Regulation Standards in March 1994.

           All the states have adopted the NAIC's financial reporting form, which is typically referred to as the NAIC "Annual Statement" and most states, including Pennsylvania, generally defer to the NAIC with respect to SAP. In this regard, the NAIC has a substantial degree of practical influence and is able to accomplish certain quasi-legislative initiatives through amendments to the NAIC annual statement and applicable accounting practices and procedures. For instance, in recent years the NAIC has required all insurance companies to have an annual statutory financial audit and an annual actuarial certification as to loss reserves by including such requirements within the annual statement instructions.

           Capital and Surplus Requirements: PIC's eligibility to write insurance on a surplus lines basis in most jurisdictions is dependent on its compliance with certain financial standards, including the maintenance of a requisite level of capital and surplus and the establishment of certain statutory deposits. In recent years, many jurisdictions have increased the minimum financial standards applicable to surplus lines eligibility. For example, California and certain other states have adopted regulations which require surplus lines companies operating therein to maintain minimum capital of $15 million, calculated as set forth in the regulations. PIC maintains capital to meet these requirements.

           Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders' surplus at December 31, 1996 is in excess of the prescribed risk-based capital requirements.

           Insurance Guaranty Funds: The Insurance Subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. During the five years ended December 31, 1996, the amount of such guaranty fund assessments paid by the Company was not material.

           Shared Markets: As a condition of its license to do business in various states, PIIC is required to participate in mandatory property-liability shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase coverage voluntarily provided by private insurers. In addition, some states require automobile insurers to participate in reinsurance pools for claims that exceed a certain amount. PIIC's participation in such shared markets or pooling mechanisms is generally in amounts related to the amount of PIIC's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state.

           Possible New Legislation or Regulations: New regulations and legislation have been (and are being) proposed from time to time to limit damage awards; to bring the industry under regulation by the federal government; to control premiums, policy terminations and other policy terms; and to impose new taxes and assessments. It is not possible to predict whether any of these proposals will be adopted in any jurisdictions and, if so, in what form or in what jurisdictions. Accordingly, the impact of these initiatives on the Company is impossible to predict.

COMPETITION

           The commercial property and casualty insurance industry is highly competitive. Many of the Company's existing and potential competitors are larger, have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. Not only does the Company compete with other insurers, it also competes with new forms of insurance organizations such as risk retention groups and self-insurance mechanisms.

           Overall, the current business climate remains competitive from a pricing standpoint in certain of the Company's niches. In the context of the current environment, the Company will not sacrifice pricing guidelines for premium volume and will "walk away" from writing business that does not meet underwriting or pricing guidelines. Management believes, though, that the Company's marketing strategy is a strength in this market environment, in that it provides the flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company's production underwriters have established relationships with approximately 3,000 brokers, thus increasing distribution and assuring a regular flow of submissions.

EMPLOYEES

           As of March 17, 1997, the Company had 222 full-time employees and 18 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company's relations with its employees are generally excellent.

FORWARD-LOOKING INFORMATION

           From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similiar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

           The risks and uncertainties that may affect the operations, performance, development, results of the Company's business and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws and regulations; (iii) competitive product and pricing activity; and (iv) difficulties of managing growth profitably.

Item 2.   PROPERTIES

           The Company leases certain office space in Bala Cynwyd, PA which serves as its headquarters location and also leases 36 field offices for its field office personnel. Additionally, the Company entered into an agreement to lease its previous headquarters building, which it owns, in Wynnewood, PA.

Item 3.   LEGAL PROCEEDINGS

          The Company is not subject to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          During the fourth quarter of 1996, the Company did not sell any of its securities which were not registered under the Securities Act of 1933. The balance of the information required by this Item is incorporated by reference to page 28 of the Company's 1996 Annual Report to Shareholders.

Item 6.   SELECTED FINANCIAL DATA

          The information required by this Item is incorporated by reference to page 4 of the Company's 1996 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is incorporated by reference to pages 7 through 10 of the Company's 1996 Annual Report to Shareholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is incorporated by reference to pages 11 through 22 of the Company's 1996 Annual Report to Shareholders.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later that 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information concerning the Company's director and executive officers required by this Item is incorporated by reference to the Proxy Statement under the caption "Management-Directors and Executive Officers".

Item 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the Proxy Statement under the captions "Executive Compensation","Stock Option Holdings" and "Directors Compensation".

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference to the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to the Proxy Statement under the caption "Additional Information Regarding the Board".

                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report.

           1. Financial Statements: The following Consolidated Financial Statements of Philadelphia Consolidated Holding Corp. and Subsidiaries and Report of Independent Accountants are incorporated by reference to pages 11 through 22 of the Registrant's 1996 Annual Report to Shareholders:

                     Consolidated Balance Sheets - As of December 31, 1996 and 1995

                     Consolidated Statements of Operations - For the Years ended December 31, 1996, 1995 and 1994

                     Consolidated Statements of Changes in Shareholders' Equity - For the Years ended December 31, 1996, 1995 and 1994

                     Consolidated Statements of Cash Flows - For the Years ended December 31, 1996, 1995 and 1994

                     Notes to Consolidated Financial Statements

                     Report of Independent Accountants

           2. Financial Statement Schedules: The following financial statement schedules of Philadelphia Consolidated Holding Corp. and Subsidiaries As of and For the Years Ended December 31, 1996, 1995 and 1994 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Philadelphia Consolidated Holding Corp. and Subsidiaries.

                     Schedule                                                      Page
                     --------                                                      ----
                     I       Summary of Investments - Other than Investments in
                             Related Parties As of December 31, 1996                S-1

                     II      Condensed Financial Information of Registrant As of
                             December 31, 1996 and 1995 and For Each of the
                             Three Years in the Period Ended December 31, 1996   S-2--S-4


                     IV      Reinsurance For the Years ended December 31, 1996,
                             1995 and 1994                                         S-5

                     VI      Supplemental Information Concerning Property-
                             Casualty Insurance Operations As of and For the
                             Years Ended December 31, 1996, 1995 and 1994          S-6

                     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

           3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Exhibit No.            Description


3.1        *             Articles of Incorporation of Philadelphia Insurance, as
                         amended to date.

3.1.1      *             Amendment to Articles of Incorporation of Philadelphia
                         Insurance.

3.2        *             By-laws of Philadelphia Insurance, as amended to date.

10.1       * (1)         Amended and Restated Key Employees' Stock Option Plan.

10.2       * (1)         Key Employees' Stock Bonus Plan.

10.2.1     * (1)         Excerpt of Board of Directors and Shareholders
                         Resolution amending Key Employees' Stock Bonus Plan.

10.3       *             Purchase Agreement dated October 20, 1986, regarding
                         the Debentures.

10.4       *             Term Loan Agreement dated as of October 27, 1992, with
                         CoreStates Bank, N.A., as amended to date.

10.5       *             Offer Memorandum and related documents with respect to
                         the Debentures.

10.6       *             Casualty Excess of Loss Reinsurance Agreement No.
                         14P-106,401,402, effective January 1, 1990, with Swiss
                         Re, as amended to date.

10.7       *             Property Quota Share Reinsurance Agreement No. 14P-202,
                         effective December 9, 1989, with Swiss Re, as amended to date.

10.8       *             Casualty Quota Share Reinsurance Agreement No. 14P-201,
                         effective January 1, 1989, with Swiss Re, as amended to date.

10.9       *             Retrocession Contract No. 80101, effective October 1,
                         1990, with Swiss Re, as amended to date, together with related Casualty Quota Share Reinsurance Agreement No.
                         X21-201, as amended to date.

10.10      *             Retrocession Contract No. 81100/81101, effective
                         October 1, 1990, with Swiss Re, as amended to date, together with related Property Quota Share Reinsurance
                         Agreement No. DP2AB, effective October 1, 1990, as amended to date.

10.11      *             Retrocession Contract No. 80100/80103, effective
                         October 1, 1990, with Swiss Re, as amended to date, together with related Casualty Quota Share Reinsurance
                         Agreement No. DC2ABC, effective October 1, 1990, as amended to date.

10.12      *             Agreement of Reinsurance no. B367, dated June 11, 1991,
                         with General Reinsurance Corporation, as amended to date.

10.13      *             Agreement of Reinsurance No. A271, dated July 2, 1993,
                         with General Reinsurance Corporation.

10.14      *             General Agency Agreement, effective December 1, 1987,
                         between MIA and Providence Washington Insurance
                         Company, as amended to date, together with related
                         Quota Share Reinsurance Agreements, as amended to date.

10.15      *             E & O Insurance Policy effective July 20, 1993.

10.15.1    *******       E & O Insurance Policy effective July 20, 1996.

10.16      *             Minutes of the Board of Directors Meeting dated October
                         20, 1992, and excerpts from the Minutes of the Board of Directors Meeting dated November 16, 1992.

10.17      * (1)         Letter dated July 9, 1993 from James J. Maguire,
                         confirming verbal agreements concerning options.

10.18      * (1)         James J. Maguire Stock Option Agreements.

10.18.1    *** (1)       Amendment to James J. Maguire Stock Option Agreements.

10.19      * (1)         Wheelways Salary Savings Plus Plan Summary Plan
                         Description.

10.20      *             Key Man Life Insurance Policies on James J. Maguire

10.21      *             Reinsurance Pooling Agreement dated August 14, 1992,
                         between PIIC and PIC.

10.22      *             Tax Sharing Agreement, dated July 16, 1987, between
                         Philadelphia Insurance and PIC, as amended to date.

10.23      *             Tax Sharing Agreement, dated November 1, 1986, between
                         Philadelphia Insurance and PIIC, as amended to date.

10.24      * (1)         Management Agreement dated May 20, 1991, between PIIC
                         and MIA, as amended to date.

10.24.1    *******(1)    Management Agreement dated May 20, 1991, between PIIC
                         and MIA, as amended September 25, 1996.

10.25      * (1)         Management Agreement dated October 23, 1991, between
                         PIC and MIA, as amended to date.

10.25.1    *******(1)    Management Agreement dated October 23, 1991, between
                         PIC and MIA, as amended September 25, 1996.

10.26      *             General Mutual Release and Settlement of All Claims
                         dated July 2, 1993, with the Liquidator of Integrity
                         Insurance Company.

10.27      *             Settlement Agreement and General Release with Robert
                         J. Wilkin, Jr., dated August 18, 1993.

10.28      **            Lease tracking portfolio assignment agreement.

10.29      **** (1)      James J. Maguire Split Dollar Life Insurance Agreement,
                         Collateral Assignment and Joint and Last Survivor
                         Flexible Premium Adjustable Life Insurance Policy
                         Survivorship Life.

10.30      *****         Allenbrook Software License Agreement, dated September
                         26, 1995.

10.31      *****         Sublease Agreement dated August 24, 1995 with
                         CoreStates Bank, N.A.

10.32      *****         Lease Agreement dated August 30, 1995 with The
                         Prudential Insurance Company of America.

10.33      ******(1)     Employee Stock Purchase Plan.

10.34      ******(1)     Cash Bonus Plan.

10.35      ******(1)     Executive Deferred Compensation Plan.

11         *******       Statement regarding computation of earnings per share.

13         *******       1996 Annual Report to Shareholders.  Except for the
                         portions expressly incorporated by reference, this report is not deemed to be filed as part of this Annual
                         Report on Form 10-K.

21         *             List of Subsidiaries of the Registrant.

23         *******       Consent of Coopers & Lybrand L.L.P.

24         *             Power of Attorney

99.1       *******       Report of Independent Accountants of Coopers & Lybrand
                         L.L.P. on Financial Statement Schedules.


* Incorporated by reference to the Exhibit filed with the Registrant's Form S-1 Registration Statement under the Securities Act of 1933 (Registration No. 33-65958).

** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference.

*** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated by reference.

**** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and incorporated by reference.

***** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

****** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated by reference.

*******      Filed herewith.

(1)          Compensatory Plan or Arrangement, or Management Contract.

(b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Philadelphia Consolidated Holding Corp.

                                  By:   /s/ James J. Maguire
                                     -------------------------------------------
                                  James J. Maguire
                                  Chairman of the Board of Directors, President,
                                   and Chief Executive Officer

                                  March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                  Title                               Date
             ---------                                  -----                               ----
        /s/ James J. Maguire                   Chairman of the Board of                March 21, 1997
------------------------------------   Directors, President and Chief Executive
          James J. Maguire               Officer (Principal Executive Officer)


        /s/ Craig P. Keller                   Vice President, Secretary                March 21, 1997
------------------------------------         and Chief Financial Officer
          Craig P. Keller                     (Principal Financial and
                                                  Accounting Officer)

        /s/ Sean S. Sweeney                Senior Vice President, Director             March 21, 1997
------------------------------------
          Sean S. Sweeney


    /s/ William J. Henrich, Jr.                        Director                        March 21, 1997
------------------------------------
      William J. Henrich, Jr.


      /s/ Paul R. Hertel, Jr.                          Director                        March 21, 1997
------------------------------------
        Paul R. Hertel, Jr.


        /s/ Roger L. Larson                            Director                        March 21, 1997
------------------------------------
          Roger L. Larson


        /s/ Thomas J. McHugh                           Director                        March 21, 1997
------------------------------------
          Thomas J. McHugh



       /s/ Michael J. Morris                           Director                        March 21, 1997
------------------------------------
         Michael J. Morris

                                                       Director                        March 21, 1997
------------------------------------
       J. Eustace Wolfington

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                             As of December 31, 1996
                             (Dollars in Thousands)


------------------------------------------------------------------------------------------------------
COLUMN A                                                   COLUMN B       COLUMN C       COLUMN D
                                                                          Estimated   Amount at which
                                                                            Market     shown in the
Type of Investment                                         Cost *           Value      Balance Sheet
------------------------------------------------------------------------------------------------------
Fixed Maturities:
Bonds:
   United States Government and Government
   Agencies and Authorities                                $ 20,450       $ 20,557       $ 20,557
   States, Municipalities and Political Subdivisions        105,682        108,887        108,887
   Public Utilities                                             349            344            344
   All Other Corporate Bonds                                  9,853         10,069         10,069
Redeemable Preferred Stock                                    1,423          1,379          1,379
                                                           --------       --------       --------
                 Total Fixed Maturities                     137,757        141,236        141,236
                                                           --------       --------       --------

Equity Securities:
Common Stocks:
   Banks, Trust and Insurance Companies                       5,556          7,133          7,133
   Industrial, Miscellaneous and all other                   14,092         20,209         20,209
                                                           --------       --------       --------
                  Total Equity Securities                    19,648         27,342         27,342
                                                           --------       --------       --------
                  Total Investments                        $157,405       $168,578       $168,578
                                                           ========       ========       ========

* Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                   Schedule II
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                                 Balance Sheets
                        (In Thousands, Except Share Data)



                                                                          As of December 31,
                                                                      -------------------------
                                                                        1996               1995
                                                                        ----               ----
                                 ASSETS
Investments:
     Fixed Maturities Available for Sale at Market                    $     30        $     30
     Equity Securities at Market                                          --             2,006
                                                                      --------        --------
                     TOTAL INVESTMENTS                                      30           2,036

Cash and Cash Equivalents                                                  345             173
Mortgage Loans (a)                                                       1,125           1,125
Equity in and Advances to Unconsolidated Subsidiaries (a)               84,072          64,905
Goodwill less Accumulated Amortization of $1,313 and $1,120                771             964
Other Assets                                                                10               1
                                                                      --------        --------
                     TOTAL ASSETS                                     $ 86,353        $ 69,204
                                                                      ========        ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Income Taxes Payable                                                  $    536        $    581
Deferred Income Taxes                                                     --               157
Other Liabilities                                                          175             150
                                                                      --------        --------
                     TOTAL LIABILITIES                                     711             888
                                                                      --------        --------

Commitments and Contingencies

Shareholders' Equity:
      Preferred Stock, $.01 Par Value, 10,000,000 Shares
      Authorized, None Issued and Outstanding
      Common Stock, No Par Value, 50,000,000 Shares
      Authorized; 6,039,806 and 5,813,851 Shares Issued and
      Outstanding                                                       41,167          39,057
Notes Receivable from Shareholders                                        (924)           --
Unrealized Investment Appreciation (Depreciation), Net of
      Deferred Income Taxes                                              7,374           4,608
Retained Earnings                                                       38,025          24,651
                                                                      --------        --------
                     TOTAL SHAREHOLDERS' EQUITY                         85,642          68,316
                                                                      --------        --------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 86,353        $ 69,204
                                                                      ========        ========

              (a)These items have been eliminated in the Company's
                       Consolidated Financial Statements.

            See Notes to Consolidated Financial Statements included in the 1996
                           Annual Report to Shareholders.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Operations
                                 (In Thousands)


                                                                     For the Years Ended December 31,
                                                                    ----------------------------------
                                                                    1996          1995            1994
                                                                    ----          ----            ----
Revenue:
         Dividends from Subsidiaries (a)                           $  --         $ 6,000        $  --
         Net Investment Income                                          11            63            109
         Net Realized Investment Gain, (Loss) (b)                      672           (10)             3
                                                                   -------       -------        -------
                     TOTAL REVENUE                                     683         6,053            112
                                                                   -------       -------        -------

Expenses:
         Goodwill Amortization                                          79            89             98
         Other                                                         417           291            168
                                                                   -------       -------        -------
                     TOTAL EXPENSES                                    496           380            266
                                                                   -------       -------        -------

Income, (Loss) Before Income Taxes and Equity in Earnings of
  Unconsolidated Subsidiaries                                          187         5,673           (154)
Income Tax Expense (Benefit)                                            74          (125)           (44)
                                                                   -------       -------        -------
Income, (Loss) Before Equity in Earnings of Unconsolidated
  Subsidiaries                                                         113         5,798           (110)
Equity in Earnings of Unconsolidated Subsidiaries                   13,261         4,032          6,083
                                                                   -------       -------        -------
  NET INCOME                                                       $13,374       $ 9,830        $ 5,973
                                                                   =======       =======        =======


(a) This item has been eliminated in the Company's Consolidated Financial Statements.

(b) $665 and $3 of this amount has been eliminated in the Company's Consolidated Financial Statements for 1996 and 1994, respectively.




       See Notes to Consolidated Financial Statements included in the 1996
                         Annual Report to Shareholders.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Cash Flows
                                 (In Thousands)


                                                                                  For the Years Ended December 31,
                                                                             -----------------------------------------
                                                                                1996           1995            1994
                                                                                ----           ----            ----
Cash Flows From Operating Activities:
      Net Income                                                             $ 13,374        $  9,830        $  5,973
      Adjustments to Reconcile Net Income to Net
      Cash Provided (Used) by Operating Activities:
           Net Realized Investment (Gain), Loss                                  (672)             10              (3)
           Equity in Earnings of Unconsolidated Subsidiaries                  (13,261)         (4,032)         (6,083)
           Goodwill Amortization                                                   79              89              98
           Change in Other Liabilities                                             25             150             (68)
           Change in Other Assets                                                  (9)            (38)            105
           Change in Income Taxes Payable                                         (88)           (343)           (731)
                                                                             --------        --------        --------
                      Net Cash Provided (Used) by Operating Activities           (552)          5,666            (709)
                                                                             --------        --------        --------

Cash Flows From Investing Activities:
      Proceeds From Sales of Investments in Equity Securities                   2,335           2,139             349
      Cost of Fixed Maturities Available for Sale Acquired                       --               (30)           --
      Cost of Equity Securities Acquired                                         (119)           (509)           (221)
      Net Transfers (to) From Subsidiaries (a)                                 (2,678)         (7,118)            606
                                                                             --------        --------        --------
                      Net Cash Provided (Used) by Investing Activities           (462)         (5,518)            734
                                                                             --------        --------        --------

Cash Flows From Financing Activities:
      Exercise of Employee Stock Options                                          979            --              --
      Collection of Notes Receivable                                              207            --              --
                                                                             --------        --------        --------
                      Net Cash Provided by Financing Activities                 1,186            --              --
                                                                             --------        --------        --------

Net Increase in Cash and Equivalents                                              172             148              25
Cash and Cash Equivalents at Beginning of Year                                    173              25            --
                                                                             --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          345        $    173        $     25
                                                                             ========        ========        ========

Cash Dividends Received From Unconsolidated Subsidiaries                     $   --          $  6,000        $   --
                                                                             ========        ========        ========

Non-Cash Transactions:
      Issuance of Shares Pursuant to Employee Stock Purchase Plan            $  1,131        $   --          $   --
      Notes Receivable Issued Pursuant to Employee Stock Purchase Plan       $ (1,131)       $   --          $   --



(a) These items have been eliminated in the Company's Consolidated Financial Statements.


       See Notes to Consolidated Financial Statements included in the 1996
                         Annual Report to Shareholders.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                            Schedule IV - Reinsurance
                                 Earned Premiums
              For the Years Ended December 31, 1996, 1995, and 1994
                             (Dollars in Thousands)




-----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                                  COLUMN B          COLUMN C          COLUMN D          COLUMN E            COLUMN F
-----------------------------------------------------------------------------------------------------------------------------------
                                                            Ceded to          Assumed                             Percentage of
                                            Gross             Other          from Other                          Amount Assumed
                                           Amount           Companies        Companies         Net Amount            to Net
-----------------------------------------------------------------------------------------------------------------------------------
1996

Property and Casualty Insurance            $117,354           $49,770           $4,466            $72,050               6.2%

===================================================================================================================================

1995

Property and Casualty Insurance            $ 92,046           $41,319           $7,461            $58,188              12.8%

===================================================================================================================================

1994

Property and Casualty Insurance            $ 76,577           $32,572           $8,080            $52,085              15.5%

===================================================================================================================================

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          Schedule VI - Supplemental Information Concerning Property -
                          Casualty Insurance Operations
         As of and For the Years Ended December 31, 1996, 1995, and 1994
                             (Dollars in Thousands)


------------------------------------------------------------------------------------------------------------------
                                        Reserve for
                          Deferred        Unpaid
                           Policy       Claims and     Discount if                         Net              Net
  Affiliation with      Acquisition        Claim       any deducted      Unearned         Earned        Investment
     Registrant            Costs        Adjustment     in Column C       Premiums       Premiums          Income
                                         Expenses
      COLUMN A            COLUMN B       COLUMN C        COLUMN D        COLUMN E       COLUMN F         COLUMN G
------------------------------------------------------------------------------------------------------------------
Consolidated Property
- Casualty Entities
December 31, 1996          $9,033         $96,642           $0           $33,154         $72,050          $7,910
December 31, 1995          $5,157         $77,686           $0           $18,119         $58,188          $6,506
December 31, 1994          $3,911         $59,175           $0           $13,446         $52,085          $4,902

------------------------------------------------------------------------------------------------------------------
                          Claims and Claims Adjustment
                         Expenses Incurred Related to
                                                           Amortization of
                                                           deferred policy      Paid Claims and
                               (1)              (2)        acquisition costs         Claim
  Affiliation with           Current           Prior                              Adjustment      Net Written
     Registrant               Year              Year                               Expenses         Premiums

      COLUMN A                       COLUMN H                 COLUMN I             COLUMN J         COLUMN K
------------------------------------------------------------------------------------------------------------------
Consolidated Property
- Casualty Entities
December 31, 1996            $41,083          ($965)           $22,210              $22,641         $83,994
December 31, 1995            $34,152          ($925)           $17,105              $18,576         $62,072
December 31, 1994            $31,120          ($111)           $15,541              $16,128         $55,398