Form 10-Q
period 1997-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1997-05-14
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1997


                         COMMISSION FILE NUMBER 0-22280

                     PHILADELPHIA CONSOLIDATED HOLDING CORP.
             (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                                           23-2202671
(State of Incorporation)                       (IRS Employer Identification No.)


                            ONE BALA PLAZA, SUITE 100
                         BALA CYNWYD, PENNSYLVANIA 19004
                                 (610) 617-7900
               (Address, including zip code and telephone number,
        including area code, of registrant's principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES /X/   NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 1997.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 6,089,560 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997




Part I - Financial Information

         Consolidated Balance Sheets - March 31, 1997 and
           December  31, 1996                                                                    3

         Consolidated Statements of Operations - For the three
           months ended March 31, 1997 and 1996                                                  4

         Consolidated Statements of Changes in Shareholders' Equity - For the
           three months ended March 31, 1997 and year ended
           December 31, 1996                                                                     5

         Consolidated Statements of Cash Flows - For the three
           months ended March 31, 1997 and 1996                                                  6

         Notes to Consolidated Financial Statements                                              7

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                  8-9

Part II - Other Information                                                                     10

Signatures                                                                                      11

Exhibits                                                                                        12

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         As of
                                                               --------------------------
                                                               March 31,     December 31,
                                                                 1997            1996
                                                               --------      ------------
                                                             (Unaudited)
                          ASSETS
INVESTMENTS:
  FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
      (AMORTIZED COST $148,394 AND $137,757)
      (including $24,323 and $24,867 in Trust Accounts)        $149,324        $141,236
  EQUITY SECURITIES AT MARKET (COST $21,486 AND $19,648)         28,585          27,342
                                                               --------        --------
      TOTAL INVESTMENTS ................................        177,909         168,578

CASH AND CASH EQUIVALENTS (including $1,207 and $1,224
  in Trust Accounts) ...................................          8,585          11,483
ACCRUED INVESTMENT INCOME ..............................          2,259           2,626
PREMIUMS RECEIVABLE ....................................         10,997           8,112
PREPAID REINSURANCE PREMIUMS AND REINSURANCE
  RECEIVABLES ..........................................         15,211          18,078
DEFERRED ACQUISITION COSTS .............................          9,862           9,033
PROPERTY AND EQUIPMENT .................................          5,568           5,226
GOODWILL-LESS ACCUMULATED AMORTIZATION OF
  $1,330 AND $1,313 ....................................            754             771
DEFERRED INCOME TAXES ..................................            279              --
OTHER ASSETS ...........................................          2,813           2,031
                                                               --------        --------
      TOTAL ASSETS .....................................       $234,237        $225,938
                                                               ========        ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
  UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES .............       $102,071        $ 96,642
  UNEARNED PREMIUMS ....................................         35,153          33,154
                                                               --------        --------
      TOTAL POLICY LIABILITIES AND ACCRUALS ............        137,224         129,796

PREMIUMS PAYABLE .......................................            943             698
PAYABLE FOR INVESTMENT PURCHASES .......................          2,013              --
OTHER LIABILITIES ......................................          4,740           7,614
DEFERRED INCOME TAXES ..................................             --           1,240
INCOME TAXES PAYABLE ...................................          1,925             948
                                                               --------        --------
      TOTAL LIABILITIES ................................        146,845         140,296
                                                               --------        --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE,
      10,000,000 SHARES AUTHORIZED,
      NONE ISSUED AND OUTSTANDING
  COMMON STOCK, NO PAR VALUE,
      50,000,000 SHARES AUTHORIZED, 6,082,810 AND
      6,039,806 SHARES ISSUED AND OUTSTANDING ..........         41,903          41,167
  NOTES RECEIVABLE FROM SHAREHOLDERS ...................         (1,457)           (924)
  UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
      NET OF DEFERRED INCOME TAXES .....................          5,299           7,374
  RETAINED EARNINGS ....................................         41,647          38,025
                                                               --------        --------
      TOTAL SHAREHOLDERS' EQUITY .......................         87,392          85,642
                                                               --------        --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......       $234,237        $225,938
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                  For the Three Months
                                                     Ended March 31,
                                                 1997               1996
                                                 ----               ----
REVENUE:
  GROSS EARNED PREMIUMS ...............       $   32,617        $   25,438
  CEDED EARNED PREMIUMS ...............          (10,229)           (9,621)
                                              ----------        ----------
  NET EARNED PREMIUMS .................           22,388            15,817
  NET INVESTMENT INCOME ...............            2,211             1,846
  NET REALIZED INVESTMENT GAIN (LOSS) .               28               (27)
  OTHER INCOME ........................               57                48
                                              ----------        ----------
      TOTAL REVENUE ...................           24,684            17,684
                                              ----------        ----------

LOSSES AND EXPENSES:
  LOSS AND LOSS ADJUSTMENT EXPENSES ...           13,385             9,979
  NET REINSURANCE RECOVERIES ..........             (904)           (1,305)
                                              ----------        ----------
  NET LOSS AND LOSS ADJUSTMENT EXPENSES           12,481             8,674
  ACQUISITION COSTS AND OTHER
    UNDERWRITING EXPENSES .............            6,946             5,107
  OTHER OPERATING EXPENSES ............              523               400
                                              ----------        ----------
      TOTAL LOSSES AND EXPENSES .......           19,950            14,181
                                              ----------        ----------

INCOME BEFORE INCOME TAXES ............            4,734             3,503
                                              ----------        ----------

INCOME TAX EXPENSE (BENEFIT):
  CURRENT .............................            1,562               839
  DEFERRED ............................             (450)              (51)
                                              ----------        ----------
      TOTAL INCOME TAX EXPENSE ........            1,112               788
                                              ----------        ----------

       NET INCOME .....................       $    3,622        $    2,715
                                              ==========        ==========

PER AVERAGE COMMON SHARE DATA:
  NET INCOME ..........................       $     0.49        $     0.39
                                              ==========        ==========

WEIGHTED AVERAGE SHARES AND SHARE
 EQUIVALENTS USED IN COMPUTATION OF NET
 INCOME PER COMMON SHARE ..............        7,351,695         7,000,213
                                              ==========        ==========


   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                             For the Three Months      For the Year Ended
                                                                 Ended March 31,            December 31,
                                                                      1997                      1996
                                                                      ----                      ----
                                                                   (Unaudited)
COMMON SHARES:
    BALANCE AT BEGINNING OF PERIOD .................                6,039,806                 5,813,851
    ISSUANCE OF SHARES
       PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN ....                   30,504                    78,455
       PURSUANT TO EMPLOYEE STOCK OPTION PLAN ......                   12,500                   147,500
                                                                   ----------                ----------
       BALANCE AT END OF PERIOD ....................                6,082,810                 6,039,806
                                                                   ==========                ==========

COMMON STOCK:
    BALANCE AT BEGINNING OF PERIOD .................               $   41,167                $   39,057
    ISSUANCE OF SHARES
      PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN .....                      599                     1,131
    EXERCISE OF EMPLOYEE STOCK OPTIONS .............                      137                       979
                                                                   ----------                ----------
       BALANCE AT END OF PERIOD ....................                   41,903                    41,167
                                                                   ----------                ----------

NOTES RECEIVABLE FROM SHAREHOLDERS:
    BALANCE AT BEGINNING OF PERIOD .................                     (924)                       --
    NOTES RECEIVABLE ISSUED
       PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN ....                     (599)                   (1,131)
    COLLECTION OF NOTES RECEIVABLE .................                       66                       207
                                                                   ----------                ----------
       BALANCE AT END OF PERIOD ....................                   (1,457)                     (924)
                                                                   ----------                ----------

UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
    NET OF DEFERRED INCOME TAXES:
      BALANCE AT BEGINNING OF PERIOD ...............                    7,374                     4,608
      CHANGE IN UNREALIZED INVESTMENT APPRECIATION
        (DEPRECIATION), NET OF DEFERRED INCOME TAXES                   (2,075)                    2,766
                                                                   ----------                ----------
       BALANCE AT END OF PERIOD ....................                    5,299                     7,374
                                                                   ----------                ----------

RETAINED EARNINGS:
    BALANCE AT BEGINNING OF PERIOD .................                   38,025                    24,651
    NET INCOME .....................................                    3,622                    13,374
                                                                   ----------                ----------
       BALANCE AT END OF PERIOD ....................                   41,647                    38,025
                                                                   ----------                ----------
    TOTAL SHAREHOLDERS' EQUITY .....................               $   87,392                $   85,642
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                               For the Three Months Ended March 31
                                                               -----------------------------------
                                                                    1997                    1996
                                                                    ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME ....................................               $  3,622                $  2,715
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT (GAIN) LOSS .........                    (28)                     27
     DEPRECIATION AND AMORTIZATION EXPENSE .......                    336                     222
     DEFERRED INCOME TAX BENEFIT .................                   (450)                    (51)
     CHANGE IN PREMIUMS RECEIVABLE ...............                 (2,885)                   (215)
     CHANGE IN OTHER RECEIVABLES .................                  3,234                  (1,257)
     CHANGE IN DEFERRED ACQUISITION COSTS ........                   (829)                   (743)
     CHANGE IN OTHER ASSETS ......................                   (782)                   (622)
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
       EXPENSES ..................................                  5,429                   4,050
     CHANGE IN UNEARNED PREMIUMS .................                  1,999                   2,017
     CHANGE IN PREMIUMS PAYABLE AND OTHER
       LIABILITIES ...............................                 (2,629)                   (277)
     CHANGE IN INCOME TAXES PAYABLE ..............                    977                     822
                                                                 --------                --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES..                  7,994                   6,688
                                                                 --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
     MATURITY SECURITIES AVAILABLE FOR SALE ......                  1,208                      --
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
     MATURITY SECURITIES AVAILABLE FOR SALE ......                    660                   5,921
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
     SECURITIES ..................................                  2,224                     746
   COST OF FIXED MATURITY SECURITIES AVAILABLE FOR
     SALE ACQUIRED ...............................                (10,538)                (14,141)
   COST OF EQUITY SECURITIES ACQUIRED ............                 (4,055)                 (1,533)
   PURCHASE OF PROPERTY AND EQUIPMENT ............                   (594)                   (674)
                                                                 --------                --------
       NET CASH USED BY INVESTING ACTIVITIES .....                (11,095)                 (9,681)
                                                                 --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   EXERCISE OF EMPLOYEE STOCK OPTIONS ............                    137                      --
   COLLECTION OF NOTES RECEIVABLE ................                     66                      --
                                                                 --------                --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES..                    203                      --
                                                                 --------                --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........                 (2,898)                 (2,993)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..                 11,483                   5,680
                                                                 --------                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......               $  8,585                $  2,687
                                                                 ========                ========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ..................................               $    599                $     --

NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN .........................               $    599                $    357
   NOTES RECEIVABLE ISSUED PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN ................               $   (599)               $   (357)


The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The consolidated financial statements as of and for the three months ended March 31, 1997 and 1996 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

         These financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

2.       Earnings Per Share

         Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", specifying the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. Under SFAS No. 128, entities shall present basic and diluted per-share amounts for income from continuing operations and for net income on the face of the income statement. The objective of basic earnings per share is to measure the performance of an entity over the reporting period and the objective of diluted earnings per share should be consistent with the basic earnings per share objective while giving effect to all dilutive potential common shares that were outstanding during the period. The provisions of this statement are effective for financial statements for interim and annual periods ending after December 15, 1997. The company plans to adopt the provisions of SFAS No. 128 as of December 31, 1997 and restate all prior period earnings per share data to conform with the provisions of this Statement. The calculated amount of basic and diluted earnings per share for the three months ended March 31, 1997 was $0.60 and $0.49, respectively.

3.       Income Taxes

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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION



GENERAL

Although the Company's financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include:

  - Industry factors - Historically the financial performance of the commercial property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. In the current environment, insurance industry pricing in general continues to be soft; however, the Company's strategy is to focus on underwriting profits and accordingly the Company's marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

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


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 1997 VS MARCH 31, 1996)

         Premiums: Gross written premiums grew $7.1 million (25.8%) to $34.6 million for the three months ended March 31, 1997 from $27.5 million for the same period of 1996; gross earned premiums grew $7.2 million (28.3%) to $32.6 million for the three months ended March 31, 1997 from $25.4 million for the same period of 1996; net written premiums increased $9.7 million (55.4%) to $27.2 million for the three months ended March 31, 1997 from $17.5 million for the same period of 1996; and net earned premiums grew $6.6 million (41.8%) to $22.4 million in 1997 from $15.8 million in 1996. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums, and net earned premiums are attributable to a number of factors:

- Overall premium growth is primarily attributable to: continued marketing efforts of commercial auto, commercial package, and specialty lines products along with the continued development of the Company's Preferred Agent Plan, wherein business relationships are formed with brokers specializing in certain of the Company's business niches thereby increasing the distribution of the Company's niche products.

- Net written and net earned premiums grew at higher rates than gross written and gross earned premiums primarily due to the renegotiation of the Company's reinsurance program effective January 1, 1997 whereby more favorable reinsurance rates were realized while substantially the same retentions and coverages were maintained.

         Net Investment Income: Net investment income approximated $2.2 million for the three months ended March 31, 1997 and $1.8 million for the same period of 1996. Total investments grew to $177.9 million at March 31, 1997 from $141.5 million at March 31, 1996, primarily due to cash flows provided from operating activities.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $3.8 million (43.7%) to $12.5 million in the first quarter of 1997 from $8.7 million in the first quarter of 1996 and the loss ratio increased nominally to 55.7% in 1997 from 54.8% in 1996. The increase in net loss and loss adjustment expenses was due primarily to the 41.8% growth in net earned premiums.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                                   (continued)




         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.8 million (35.3%) to $6.9 million for the three months ended March 31, 1997 from $5.1 million for the same period of 1996. This increase was due primarily to the 41.8% growth in net earned premiums offset in part by changes in product and distribution mix.

         Income Tax Expense: The Company's effective tax rate for the three months ended March 31, 1997 and 1996 was 23.5% and 22.5%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1997 the Company's investments experienced unrealized investment depreciation of $2.1 million, net of the related deferred tax benefit of $1.1 million. The change in unrealized appreciation (depreciation), is primarily due to changes in market interest rates and conditions during the period. At March 31, 1997, 100% of the Company's fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC, 97.2% were rated "A-" or better (with no security rated lower than "BBB-") by Standard & Poor's Corporation.

         The Company produced net cash from operations of $8.0 million and $6.7 million, respectively, for the three months ended March 31, 1997 and 1996. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


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




                                 PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                 Registrant



Date May 9, 1997                 /s/ James J. Maguire
                                 ---------------------------------------------
                                 James J. Maguire
                                 Chairman of the Board of Directors, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)


Date May 9, 1997                 /s/ Craig P. Keller
                                 ---------------------------------------------
                                 Craig P. Keller
                                 Vice President, Secretary and
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
          (Dollars and Share Data in Thousands, except Per Share Data)
                                   (Unaudited)


                                                   As of and For the Three Months Ended March 31,
                                                           1997                  1996
                                                           ----                  ----


Weighted Average Shares Outstanding                       6,067                 5,814

Weighted Average Stock Options Outstanding                1,780                 1,877

Assumed Shares Repurchased                                 (495)                 (691)
                                                         ------                ------
Weighted Average Shares and Share
 Equivalents Outstanding                                  7,352                 7,000
                                                         ======                ======

Net Income                                               $3,622                $2,715
                                                         ======                ======

Net Income per Share                                     $ 0.49                $ 0.39
                                                         ======                ======