Form 10-Q
period 1997-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1997-08-12
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1997


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

                                YES /X/   NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 11, 1997.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 6,105,008 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997





Part I - Financial Information


    Consolidated Balance Sheets - June 30, 1997 and
      December  31, 1996                                                     3


    Consolidated Statements of Operations - For the three and six
      months ended June 30, 1997 and 1996                                    4


    Consolidated Statements of Changes in Shareholders' Equity - For the
      six months ended June 30, 1997 and year ended
      December 31, 1996                                                      5


    Consolidated Statements of Cash Flows - For the six
      months ended June 30, 1997 and 1996                                    6


    Notes to Consolidated Financial Statements                               7


    Management's Discussion and Analysis of Results of Operations and
      Financial Condition                                                   8-10




Part II - Other Information                                                11-12



Signatures                                                                  13


Exhibits                                                                    14

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 As of
                                                                       --------------------------
                                                                        June 30,       December 31,
                                                                         1997             1996
                                                                       ---------        ---------
                                                                      (Unaudited)
                            ASSETS

INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
    (AMORTIZED COST $153,044 AND $137,757) (including $23,662 and
    $24,867 in Trust Accounts) .................................       $ 156,131        $ 141,236
   EQUITY SECURITIES AT MARKET (COST $23,658 AND $19,648) ......          36,433           27,342
                                                                       ---------        ---------
      TOTAL INVESTMENTS ........................................         192,564          168,578

CASH AND CASH EQUIVALENTS (including $1,062 and $1,224 in Trust
   Accounts) ...................................................           8,525           11,483
ACCRUED INVESTMENT INCOME ......................................           2,633            2,626
PREMIUMS RECEIVABLE ............................................          13,046            8,112
PREPAID REINSURANCE PREMIUMS AND
   REINSURANCE RECEIVABLES .....................................          16,873           18,078
DEFERRED ACQUISITION COSTS .....................................           9,649            9,033
PROPERTY AND EQUIPMENT .........................................           5,749            5,226
GOODWILL-LESS ACCUMULATED AMORTIZATION OF
   $1,347 AND $1,313 ...........................................             737              771
OTHER ASSETS ...................................................           1,979            2,031
                                                                       ---------        ---------
      TOTAL ASSETS .............................................       $ 251,755        $ 225,938
                                                                       =========        =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES ....................       $ 108,591        $  96,642
   UNEARNED PREMIUMS ...........................................          36,589           33,154
                                                                       ---------        ---------
     TOTAL POLICY LIABILITIES AND ACCRUALS .....................         145,180          129,796

PREMIUMS PAYABLE ...............................................             638              698
OTHER LIABILITIES ..............................................           6,062            7,614
DEFERRED INCOME TAXES ..........................................           2,606            1,240
INCOME TAXES PAYABLE ...........................................             543              948
                                                                       ---------        ---------
     TOTAL LIABILITIES .........................................         155,029          140,296
                                                                       ---------        ---------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
    10,000,000 SHARES AUTHORIZED,
    NONE ISSUED AND OUTSTANDING
   COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
    AUTHORIZED, 6,091,855 AND 6,039,806 SHARES ISSUED
    AND OUTSTANDING ............................................          42,119           41,167
   NOTES RECEIVABLE FROM SHAREHOLDERS ..........................          (1,342)            (924)
   UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
    NET OF DEFERRED INCOME TAXES ...............................          10,310            7,374
   RETAINED EARNINGS ...........................................          45,639           38,025
                                                                       ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY ................................          96,726           85,642
                                                                       ---------        ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................       $ 251,755        $ 225,938
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)



                                                     For the Three Months                  For the Six Months
                                                         Ended June 30,                       Ended June 30,
                                                     --------------------                  ------------------
                                                   1997               1996               1997               1996
                                                -----------        -----------        -----------        -----------
REVENUE:
  GROSS EARNED PREMIUMS .................       $    38,066        $    28,088        $    70,683        $    53,526
  CEDED EARNED PREMIUMS .................           (12,903)           (10,898)           (23,132)           (20,519)
                                                -----------        -----------        -----------        -----------
  NET EARNED PREMIUMS ...................            25,163             17,190             47,551             33,007
  NET INVESTMENT INCOME .................             2,404              1,885              4,615              3,731
  NET REALIZED INVESTMENT GAIN (LOSS) ...               (59)               122                (31)                95
  OTHER INCOME ..........................                57                 76                114                124
                                                -----------        -----------        -----------        -----------
     TOTAL REVENUE ......................            27,565             19,273             52,249             36,957
                                                -----------        -----------        -----------        -----------

LOSSES AND EXPENSES:
  LOSS AND LOSS ADJUSTMENT EXPENSES .....            16,018             10,225             29,403             20,204
  NET REINSURANCE RECOVERIES ............            (2,186)            (1,136)            (3,090)            (2,441)
                                                -----------        -----------        -----------        -----------
  NET LOSS AND LOSS ADJUSTMENT EXPENSES .            13,832              9,089             26,313             17,763
  ACQUISITION COSTS AND OTHER
   UNDERWRITING EXPENSES ................             7,858              5,836             14,804             10,943
  OTHER OPERATING EXPENSES ..............               656                498              1,179                898
                                                -----------        -----------        -----------        -----------
     TOTAL LOSSES AND EXPENSES ..........            22,346             15,423             42,296             29,604
                                                -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES ..............             5,219              3,850              9,953              7,353
                                                -----------        -----------        -----------        -----------

INCOME TAX EXPENSE (BENEFIT):
  CURRENT ...............................             1,164                880              2,726              1,719
  DEFERRED ..............................                63                (87)              (387)              (138)
                                                -----------        -----------        -----------        -----------
     TOTAL INCOME TAX EXPENSE ...........             1,227                793              2,339              1,581
                                                -----------        -----------        -----------        -----------

     NET INCOME .........................       $     3,992        $     3,057        $     7,614        $     5,772
                                                ===========        ===========        ===========        ===========

PER AVERAGE COMMON SHARE DATA:
     NET INCOME .........................       $       .54        $       .43        $      1.03        $       .82
                                                ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES AND SHARE
   EQUIVALENTS USED IN COMPUTATION OF NET
   INCOME PER COMMON SHARE ..............         7,424,952          7,074,412          7,392,968          7,063,707
                                                ===========        ===========        ===========        ===========





   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      For the Six Months   For the Year Ended
                                                        Ended June 30,       December 31,
                                                            1997                1996
                                                            ----                ----
                                                         (Unaudited)
COMMON SHARES:
   BALANCE AT BEGINNING OF PERIOD ................         6,039,806          5,813,851
   ISSUANCE OF SHARES
     PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN ....            27,799             78,455
     PURSUANT TO EMPLOYEE STOCK OPTION PLAN ......            24,250            147,500
                                                         -----------        -----------
       BALANCE AT END OF PERIOD ..................         6,091,855          6,039,806
                                                         ===========        ===========

COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD ................       $    41,167        $    39,057
   ISSUANCE OF SHARES
     PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN ....               540              1,131
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF TAX
     BENEFIT .....................................               412                979
                                                         -----------        -----------
       BALANCE AT END OF PERIOD ..................            42,119             41,167
                                                         -----------        -----------

NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD ................              (924)                --
   NOTES RECEIVABLE ISSUED
     PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN ....              (540)            (1,131)
   COLLECTION OF NOTES RECEIVABLE ................               122                207
                                                         -----------        -----------
       BALANCE AT END OF PERIOD ..................            (1,342)              (924)
                                                         -----------        -----------

UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
   NET OF DEFERRED INCOME TAXES:
     BALANCE AT BEGINNING OF PERIOD ..............             7,374              4,608
     CHANGE IN UNREALIZED INVESTMENT APPRECIATION
      (DEPRECIATION), NET OF DEFERRED INCOME TAXES             2,936              2,766
                                                         -----------        -----------
       BALANCE AT END OF PERIOD ..................            10,310              7,374
                                                         -----------        -----------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD ................            38,025             24,651
   NET INCOME ....................................             7,614             13,374
                                                         -----------        -----------
       BALANCE AT END OF PERIOD ..................            45,639             38,025
                                                         -----------        -----------
       TOTAL SHAREHOLDERS' EQUITY ................       $    96,726        $    85,642
                                                         ===========        ===========






   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                   For the Six Months Ended June 30,
                                                   ---------------------------------
                                                         1997            1996
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME .....................................       $  7,614        $  5,772
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    NET REALIZED INVESTMENT (GAIN) LOSS ........             31             (95)
    DEPRECIATION AND AMORTIZATION EXPENSE ......            612             450
    DEFERRED INCOME TAX BENEFIT ................           (387)           (138)
    CHANGE IN PREMIUMS RECEIVABLE ..............         (4,934)           (962)
    CHANGE IN OTHER RECEIVABLES ................          1,198          (2,168)
    CHANGE IN DEFERRED ACQUISITION COSTS .......           (616)         (1,453)
    CHANGE IN OTHER ASSETS .....................             52            (443)
    CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
      EXPENSES .................................         11,949           7,910
    CHANGE IN UNEARNED PREMIUMS ................          3,435           4,316
    CHANGE IN PREMIUMS PAYABLE AND OTHER
      LIABILITIES ..............................         (1,695)           (254)
    CHANGE IN INCOME TAXES PAYABLE .............           (405)            403
                                                       --------        --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES          16,854          13,338
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
    MATURITY SECURITIES AVAILABLE FOR SALE .....          1,461           2,594
  PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
    MATURITY SECURITIES AVAILABLE FOR SALE .....          2,220           5,921
  PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
    SECURITIES .................................          2,524           1,352
  COST OF FIXED MATURITY SECURITIES AVAILABLE
    FOR SALE ACQUIRED ..........................        (19,068)        (18,129)
  COST OF EQUITY SECURITIES ACQUIRED ...........         (6,456)         (5,908)
  PURCHASE OF PROPERTY AND EQUIPMENT ...........         (1,027)         (1,438)
                                                       --------        --------
      NET CASH USED BY INVESTING ACTIVITIES ....        (20,346)        (15,608)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  EXERCISE OF EMPLOYEE STOCK OPTIONS,
   NET OF TAX BENEFIT ..........................            412             851
  COLLECTION OF NOTES RECEIVABLE ...............            122             129
                                                       --------        --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES             534             980
                                                       --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......         (2,958)         (1,290)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         11,483           5,680
                                                       --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....       $  8,525        $  4,390
                                                       ========        ========

CASH PAID DURING THE PERIOD FOR:
 INCOME TAXES ..................................       $  2,992        $  1,305

NON-CASH TRANSACTIONS:
 ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
   STOCK PURCHASE PLAN .........................       $    540        $  1,163
 NOTES RECEIVABLE ISSUED PURSUANT TO
   EMPLOYEE STOCK PURCHASE PLAN ................       $   (540)       $ (1,163)





   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The consolidated financial statements as of and for the six months ended June 30, 1997 and 1996 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year or any other period.

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


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", specifying the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. Under SFAS No. 128, entities shall present basic and diluted per-share amounts for income from continuing operations and for net income on the face of the income statement. The objective of basic earnings per share is to measure the performance of an entity over the reporting period and the objective of diluted earnings per share should be consistent with the basic earnings per share objective while giving effect to all dilutive potential common shares that were outstanding during the period. The provisions of this statement are effective for financial statements for interim and annual periods ending after December 15, 1997. The company plans to adopt the provisions of SFAS No. 128 as of December 31, 1997 and restate all prior period earnings per share data to conform with the provisions of this Statement. The calculated amount of basic and diluted earnings per share for the three and six months ended June 30, 1997 was $0.66 and $0.54, and $1.25 and $1.03, respectively.

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


RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 1997 VS JUNE 30, 1996)

        Premiums: Gross written premiums grew $16.3 million (28.2%) to $74.1 million for the six months ended June 30, 1997 from $57.8 million for the same period of 1996; gross earned premiums grew $17.2 million (32.1%) to $70.7 million for the six months ended June 30, 1997 from $53.5 million for the same period of 1996; net written premiums increased $16.9 million (46.0%) to $53.6 million for the six months ended June 30, 1997 from $36.7 million for the same period of 1996; and net earned premiums grew $14.6 million (44.2%) to $47.6 million in 1997 from $33.0 million in 1996. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums, and net earned premiums are attributable to a number of factors:

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

         Net Investment Income: Net investment income approximated $4.6 million for the six months ended June 30, 1997 and $3.7 million for the same period of 1996. Total investments grew to $192.6 million at June 30, 1997 from $146.2 million at June 30, 1996, primarily due to the investment of cash flows provided from operating activities.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $8.5 million (47.8%) to $26.3 million for the six months ended June 30, 1997 from $17.8 million for the same period of 1996. The increase in net loss and loss adjustment expenses was due primarily to the 44.2% growth in net earned premiums. The loss ratio increased to 55.3% in 1997 from 53.8% in 1996.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                                   (continued)




         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $3.9 million (35.8%) to $14.8 million for the six months ended June 30, 1997 from $10.9 million for the same period of 1996. This increase was due primarily to the 44.2% growth in net earned premiums offset in part by changes in product and distribution mix.

         Income Tax Expense: The Company's effective tax rate for the six months ended June 30, 1997 and 1996 was 23.5% and 21.5%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities and the dividend received deduction.

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1997 VS JUNE 30, 1996)

         Premiums: Gross written premiums grew $9.1 million (29.9%) to $39.5 million for the three months ended June 30, 1997 from $30.4 million for the same period of 1996; gross earned premiums grew $10.0 million (35.6%) to $38.1 million for the three months ended June 30, 1997 from $28.1 million for the same period of 1996; net written premiums increased $7.2 million (37.5%) to $26.4 million for the three months ended June 30, 1997 from $19.2 million for the same period of 1996; and net earned premiums grew $8.0 million (46.5%) to $25.2 million in 1997 from $17.2 million in 1996. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums, and net earned premiums are attributable to a number of factors:

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

         Net Investment Income: Net investment income approximated $2.4 million for the three months ended June 30, 1997 and $1.9 million for the same period of 1996. Total investments grew to $192.6 million at June 30, 1997 from $146.2 million at June 30, 1996, primarily due to the investment of cash flows provided from operating activities.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $4.7 million (51.6%) to $13.8 million in the second quarter of 1997 from $9.1 million in the second quarter of 1996. The increase in net loss and loss adjustment expenses was due primarily to the 46.5% growth in net earned premiums. The loss ratio increased to 55.0% in 1997 from 52.9% in 1996.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $2.1 million (36.2%) to $7.9 million for the three months ended June 30, 1997 from $5.8 million for the same period of 1996. This increase was due primarily to the 46.5% growth in net earned premiums offset in part by changes in product and distribution mix.

         Income Tax Expense: The Company's effective tax rate for the three months ended June 30, 1997 and 1996 was 23.5% and 20.6%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities and the dividend received deduction.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 1997, the Company's investments experienced unrealized investment appreciation of $2.9 million, net of the related deferred tax expense of $1.6 million. The change in unrealized appreciation (depreciation), is primarily due to changes in market interest rates and conditions during the period. At June 30, 1997, 100% of the Company's fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC, 95.7% were rated "A-" or better (with no security rated lower than "BBB-") by Standard & Poor's Corporation.

        The Company produced net cash from operations of $16.9 million and $13.3 million, respectively, for the six months ended June 30, 1997 and 1996. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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

   None.


Item 3. Defaults Upon Senior Securities.

   None


Item 4. Submission of Matters to a Vote of Security Holders.

         At the Company's annual meeting of shareholders held on May 8, 1997, the following members were elected to the Board of Directors:

         William J. Henrich, Jr.
         Paul J. Hertel, Jr.
         Roger L. Larson
         James J. Maguire
         Thomas J. McHugh
         Michael J. Morris
         Sean S. Sweeney
         J. Eustace Wolfington

         4,556,099 affirmative votes were received for the election of Directors.

         The following other matters were approved at the Annual Meeting:

                                                             Votes For      Votes Against     Abstentions
                                                             ---------      -------------     -----------
Approval of the Appointment of Coopers & Lybrand L.L.P
as independent auditors for the year 1997                     4,681,999             100               0

Approval of the Amended and Restated Employee's
Stock Option Plan                                             3,731,513         944,686           5,900

Approval of the Directors Stock Purchase Plan                 4,393,549         281,050           7,500


Item 5. Other information.

         None

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                   (Continued)



Item 6. Exhibits and Reports on Form 8-K

         a.       Exhibits

                  Exhibit No.    Page No.    Description
                  -----------    --------    -----------

                  10.1.1                     Amended and Restated Employee's
                                             Stock Option Plan.

                  10.36                      Directors Stock Purchase Plan

                  11.00                      Computation of Earnings Per Share.



         b. The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               PHILADELPHIA CONSOLIDATED HOLDING CORP.
                               ---------------------------------------
                               Registrant



Date August 11, 1997               /s/ James J. Maguire
     ---------------           ------------------------
                               James J. Maguire
                               Chairman of the Board of Directors, President
                               and Chief Executive Officer
                               (Principal Executive Officer)


Date August 11, 1997               /s/ Craig P. Keller
    ----------------           -----------------------
                               Craig P. Keller
                               Vice President, Secretary and
                               Chief Financial Officer (Principal Financial
                               and Accounting Officer)