Form 10-Q
period 1997-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1997-11-12
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1997


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

                               YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1997.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 12,239,431 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997





Part I - Financial Information


         Consolidated Balance Sheets - September 30, 1997 and
           December  31, 1996                                                         3


         Consolidated Statements of Operations - For the three and nine
           months ended September 30, 1997 and 1996                                   4


         Consolidated Statements of Changes in Shareholders' Equity - For the
           nine months ended September 30, 1997 and year ended
           December 31, 1996                                                          5


         Consolidated Statements of Cash Flows - For the nine
           months ended September 30, 1997 and 1996                                   6


         Notes to Consolidated Financial Statements                                   7



         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                     8-10




Part II - Other Information                                                          11


Signatures                                                                           12


Exhibits                                                                             13

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   As of
                                                                        ----------------------------
                                                                      September 30,      December 31,
                                                                          1997               1996
                                                                        ---------          ---------
                                                                       (Unaudited)
                            ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
    (AMORTIZED COST $163,337 AND $137,757)(including $20,974 and
    $24,867 in Trust Accounts) .................................        $ 168,056          $ 141,236
   EQUITY SECURITIES AT MARKET (COST $28,669 AND $19,648) .....            43,913             27,342
                                                                        ---------          ---------
      TOTAL INVESTMENTS .......................................           211,969            168,578

CASH AND CASH EQUIVALENTS (including $760 and $1,224 in Trust
 Accounts) ....................................................             2,942             11,483
ACCRUED INVESTMENT INCOME .....................................             2,338              2,626
PREMIUMS RECEIVABLE ...........................................            16,135              8,112
PREPAID REINSURANCE PREMIUMS AND
  REINSURANCE RECEIVABLES ....................................             17,794             18,078
DEFERRED ACQUISITION COSTS ....................................             9,863              9,033
PROPERTY AND EQUIPMENT ........................................             5,810              5,226
GOODWILL-LESS ACCUMULATED AMORTIZATION OF
  $1,364 AND $1,313 ..........................................               720                771
OTHER ASSETS ..................................................             3,372              2,031
                                                                        ---------          ---------
      TOTAL ASSETS ............................................         $ 270,943          $ 225,938
                                                                        =========          =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES ...................         $ 115,416          $  96,642
   UNEARNED PREMIUMS ..........................................            40,406             33,154
                                                                        ---------          ---------
   TOTAL POLICY LIABILITIES AND ACCRUALS ......................           155,822            129,796

PREMIUMS PAYABLE ..............................................               384                698
OTHER LIABILITIES .............................................             6,545              7,614
DEFERRED INCOME TAXES .........................................             3,369              1,240
INCOME TAXES PAYABLE ..........................................               497                948
                                                                        ---------          ---------
   TOTAL LIABILITIES ..........................................           166,617            140,296
                                                                        ---------          ---------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE,
   10,000,000 SHARES AUTHORIZED,
   NONE ISSUED AND OUTSTANDING
  COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
   AUTHORIZED, 6,119,739 AND 6,039,806 SHARES ISSUED
   AND OUTSTANDING ............................................            42,764             41,167
  NOTES RECEIVABLE FROM SHAREHOLDERS .........................            (1,520)              (924)
  UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
   NET OF DEFERRED INCOME TAXES ...............................            12,975              7,374
  RETAINED EARNINGS ..........................................            50,107             38,025
                                                                        ---------          ---------
   TOTAL SHAREHOLDERS' EQUITY .................................           104,326             85,642
                                                                        ---------          ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................         $ 270,943          $ 225,938
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                               For the Three Months            For the Nine Months
                                               Ended September 30,             Ended September 30,
                                           ---------------------------     ---------------------------
                                              1997            1996            1997            1996
                                           -----------     -----------     -----------     -----------
REVENUE:
  GROSS EARNED PREMIUMS ...............    $    40,934     $    37,854     $   111,617     $    91,380
  CEDED EARNED PREMIUMS ...............        (14,442)        (17,531)        (37,574)        (38,050)
                                           -----------     -----------     -----------     -----------
  NET EARNED PREMIUMS .................         26,492          20,323          74,043          53,330
  NET INVESTMENT INCOME ...............          2,535           2,041           7,150           5,772
  NET REALIZED INVESTMENT GAIN ........            156             140             125             235
  OTHER INCOME ........................             57              79             171             203
                                           -----------     -----------     -----------     -----------
      TOTAL REVENUE ...................         29,240          22,583          81,489          59,540
                                           -----------     -----------     -----------     -----------

LOSSES AND EXPENSES:
  LOSS AND LOSS ADJUSTMENT EXPENSES ...         16,561          13,590          45,964          33,794
  NET REINSURANCE RECOVERIES ..........         (2,132)         (1,470)         (5,222)         (3,911)
                                           -----------     -----------     -----------     -----------
  NET LOSS AND LOSS ADJUSTMENT EXPENSES         14,429          12,120          40,742          29,883
  ACQUISITION COSTS AND OTHER
     UNDERWRITING EXPENSES ............          8,429           5,920          23,233          16,863
  OTHER OPERATING EXPENSES ............            430              58           1,609             956
                                           -----------     -----------     -----------     -----------
      TOTAL LOSSES AND EXPENSES .......         23,288          18,098          65,584          47,702
                                           -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES ............          5,952           4,485          15,905          11,838
                                           -----------     -----------     -----------     -----------

INCOME TAX EXPENSE (BENEFIT):
  CURRENT .............................          2,155           1,059           4,881           2,778
  DEFERRED ............................           (671)            (36)         (1,058)           (174)
                                           -----------     -----------     -----------     -----------
      TOTAL INCOME TAX EXPENSE ........          1,484           1,023           3,823           2,604
                                           -----------     -----------     -----------     -----------

NET INCOME ............................    $     4,468     $     3,462     $    12,082     $     9,234
                                           ===========     ===========     ===========     ===========

PER AVERAGE COMMON SHARE DATA:
  NET INCOME ..........................    $      0.59     $      0.49     $      1.62     $      1.30
                                           ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES AND SHARE
EQUIVALENTS USED IN COMPUTATION OF
NET INCOME PER COMMON SHARE ...........      7,519,737       7,091,936       7,447,324       7,091,333
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      For the Nine Months   For the Year Ended
                                                       Ended September 30,      December 31,
                                                              1997                  1996
                                                           -----------          -----------
                                                           (Unaudited)
COMMON SHARES:
   BALANCE AT BEGINNING OF PERIOD ................           6,039,806            5,813,851
   ISSUANCE OF SHARES
     PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN ....              39,808               78,455
     PURSUANT TO EMPLOYEE STOCK OPTION PLAN ......              40,125              147,500
                                                           -----------          -----------
       BALANCE AT END OF PERIOD ..................           6,119,739            6,039,806
                                                           ===========          ===========

COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD ................         $    41,167          $    39,057
   ISSUANCE OF SHARES
     PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN ....                 906                1,131
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF TAX
   BENEFIT .......................................                 691                  979
                                                           -----------          -----------
       BALANCE AT END OF PERIOD ..................              42,764               41,167
                                                           -----------          -----------

NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD ................                (924)                  --
   NOTES RECEIVABLE ISSUED
     PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN ....                (882)              (1,131)
   COLLECTION OF NOTES RECEIVABLE ................                 286                  207
                                                           -----------          -----------
       BALANCE AT END OF PERIOD ..................              (1,520)                (924)
                                                           -----------          -----------

UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
   NET OF DEFERRED INCOME TAXES:
   BALANCE AT BEGINNING OF PERIOD ................               7,374                4,608
     CHANGE IN UNREALIZED INVESTMENT APPRECIATION
     (DEPRECIATION), NET OF DEFERRED INCOME TAXES                5,601                2,766
                                                           -----------          -----------
       BALANCE AT END OF PERIOD ..................              12,975                7,374
                                                           -----------          -----------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD ................              38,025               24,651
   NET INCOME ....................................              12,082               13,374
                                                           -----------          -----------
       BALANCE AT END OF PERIOD ..................              50,107               38,025
                                                           -----------          -----------
       TOTAL SHAREHOLDERS' EQUITY ................         $   104,326          $    85,642
                                                           ===========          ===========

   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                         For the Nine Months Ended September 30,
                                                                   1997         1996
                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME ........................................             $ 12,082     $  9,234
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
      NET REALIZED INVESTMENT GAIN ...................               (125)        (235)
      DEPRECIATION AND AMORTIZATION EXPENSE ..........                900          675
      DEFERRED INCOME TAX BENEFIT ....................             (1,058)        (174)
      CHANGE IN PREMIUMS RECEIVABLE ..................             (8,023)      (1,404)
      CHANGE IN OTHER RECEIVABLES ....................                572       (5,242)
      CHANGE IN DEFERRED ACQUISITION COSTS ...........               (830)      (3,584)
      CHANGE IN OTHER ASSETS .........................             (1,341)        (529)
      CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
        EXPENSES .....................................             18,774       15,162
      CHANGE IN UNEARNED PREMIUMS ....................              7,252       12,294
      CHANGE IN PREMIUMS PAYABLE AND OTHER
        LIABILITIES ..................................             (1,383)         720
      CHANGE IN INCOME TAXES PAYABLE .................               (451)        (295)
                                                                 --------     --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ...             26,369       26,622
                                                                 --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
   MATURITY SECURITIES ............................                 3,318        2,594
 PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
   MATURITY SECURITIES ...............................              7,285        8,406
 PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
   SECURITIES .......................................               4,069        1,735
 COST OF FIXED MATURITY SECURITIES ACQUIRED ........              (36,297)     (23,658)
 COST OF EQUITY SECURITIES ACQUIRED ................              (12,939)      (8,820)
 PURCHASE OF PROPERTY AND EQUIPMENT ................               (1,347)      (1,713)
                                                                 --------     --------
        NET CASH USED BY INVESTING ACTIVITIES ........            (35,911)     (21,456)
                                                                 --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   EMPLOYEE STOCK OPTIONS,
      NET OF TAX BENEFIT .............................                691          932
   COLLECTION OF NOTES RECEIVABLE ....................                286          171
   PROCEEDS FROM SHARES PURSUANT TO EMPLOYEE
      STOCK PURCHASE PLAN ............................                 24           --
                                                                 --------     --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ...              1,001        1,103
                                                                 --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .........................................             (8,541)       6,269
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....             11,483        5,680
                                                                 --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........           $  2,942     $ 11,949
                                                                 ========     ========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ......................................           $  5,005     $  2,130

NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
      STOCK PURCHASE PLAN ............................           $    882     $  1,181
   NOTES RECEIVABLE ISSUED PURSUANT TO
      EMPLOYEE STOCK PURCHASE PLAN ...................           $   (882)    $ (1,181)

   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation

   The consolidated financial statements as of and for the nine months ended September 30, 1997 and 1996 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year or any other period.

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

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", specifying the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. Under SFAS No. 128, entities shall present basic and diluted per-share amounts for income from continuing operations and for net income on the face of the income statement. The objective of basic earnings per share is to measure the performance of an entity over the reporting period and the objective of diluted earnings per share should be consistent with the basic earnings per share objective while giving effect to all dilutive potential common shares that were outstanding during the period. The provisions of this statement are effective for financial statements for interim and annual periods ending after December 15, 1997. The company plans to adopt the provisions of SFAS No. 128 as of December 31, 1997 and restate all prior period earnings per share data to conform with the provisions of this Statement. The calculated amount of basic and diluted earnings per share for the three and nine months ended September 30, 1997 was $0.73 and $0.59, and $1.97 and $1.62,
   respectively.


3. Income Taxes

   The effective tax rate differs from the 34% marginal tax rate principally as a result of interest exempt from tax, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.


4. Subsequent Event - Shareholders' Equity

   On October 16, 1997, the Board of Directors declared a two-for-one stock split to shareholders of record on October 27, 1997 for distribution on November 5, 1997.

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

- Regulation - The Company's insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders and can impact the Company's underwriting and marketing decisions.

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

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 1997 VS SEPTEMBER 30,
1996)

        Premiums: Gross written premiums grew $15.2 million (14.7%) to $118.9 million for the nine months ended September 30, 1997 from $103.7 million for the same period of 1996; gross earned premiums grew $20.3 million (22.2%) to $111.6 million for the nine months ended September 30, 1997 from $91.3 million for the same period of 1996; net written premiums increased $21.1 million (33.7%) to $83.7 million for the nine months ended September 30, 1997 from $62.6 million for the same period of 1996; and net earned premiums grew $20.7 million (38.8%) to $74.0 million in 1997 from $53.3 million in 1996. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums, and net earned premiums are attributable to a number of factors:

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

        Net Investment Income: Net investment income approximated $7.2 million for the nine months ended September 30, 1997 and $5.8 million for the same period of 1996. Total investments on a cost basis grew to $192.0 million at September 30, 1997 from $146.5 million at September 30, 1996, primarily due to the investment of cash flows provided from operating activities.

        Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $10.8 million (36.1%) to $40.7 million for the nine months ended September 30, 1997 from $29.9 million for the same period of 1996. The increase in net loss and loss adjustment expenses was due primarily to the 38.8% growth in net earned premiums. The loss ratio decreased to 55.0% in 1997 from 56.1% in 1996.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
                                   (continued)


        Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $6.3 million (37.3%) to $23.2 million for the nine months ended September 30, 1997 from $16.9 million for the same period of 1996. This increase was due primarily to the 38.8% growth in net earned premiums.

        Income Tax Expense: The Company's effective tax rate for the nine months ended September 30, 1997 and 1996 was 24.0% and 22.0%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities and the dividend received deduction.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 1997 VS SEPTEMBER 30,
1996)

        Premiums: Gross written premiums decreased $1.0 million (2.2%) to $44.8 million for the three months ended September 30, 1997 from $45.8 million for the same period of 1996; gross earned premiums grew $3.0 million (7.9%) to $40.9 million for the three months ended September 30, 1997 from $37.9 million for the same period of 1996; net written premiums increased $4.2 million (16.2%) to $30.1 million for the three months ended September 30, 1997 from $25.9 million for the same period of 1996; and net earned premiums grew $6.2 million (30.5%) to $26.5 million in 1997 from $20.3 million in 1996. The overall change in gross written premiums and the varying growth rates for gross earned premiums, net written premiums, and net earned premiums are attributable to a number of factors:

- The decrease in gross written premiums is primarily attributable to: greater than anticipated price competition in the Company's commercial auto and commercial package niches; the curtailment of writings in California and Florida for a Specialty Lines errors and ommissions product due to experienced unfavorable risk exposures; a reduced volume in a commercial auto product that is sold at rental car agency counters; and a decrease in assigned premiums from an involuntary market mechanism. The Company has redirected its marketing efforts in the specialty lines niche to states which present more favorable underwriting opportunities as well as re-underwriting its errors and ommissions product to reduce the size and risk profile of the product. In addition, the Company is re-evaluating its pricing guidelines in the commercial package niche relative to the current competitive market environment but will not sacrifice underwriting targets solely for premium growth. The Company does not anticipate an improvement in pricing conditions for several of its products in the commercial auto niche which has resulted in the Company not renewing accounts due to unfavorable profitability prospects.

- Net written and net earned premiums grew at higher rates than gross written and gross earned premiums primarily due to the renegotiation of the Company's reinsurance program effective January 1, 1997 whereby more favorable reinsurance rates were realized while substantially the same retentions and coverages were maintained.

- In the third quarter 1996, a revision in the Company's supplemental liability reinsurance programs, in the third quarter of 1996 retroactive to January 1, 1996. While this change increased by $1.3 million the written and earned premiums the Company ceded in 1996, (and hence lowered new written and earned premiums), an offsetting ceding commission which lowered acquisition costs and other underwriting expenses was received by the Company. Of this $1.3 million amount, $.4 million pertained to the three months ended September 30, 1996.

        Net Investment Income: Net investment income approximated $2.5 million for the three months ended September 30, 1997 and $2.0 million for the same period of 1996. Total investments on a cost basis grew to $192.0 million at September 30, 1997 from $146.5 million at September 30, 1996, primarily due to the investment of cash flows provided from operating activities.

        Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $2.3 million (19.0%) to $14.4 million in the third quarter of 1997 from $12.1 million in the third quarter of 1996 and the Company's statutory loss ratio decreased to 54.4% in 1997 from 59.6% in 1996. However, if net earned premiums for the third quarter of 1996 were restated for the first and second quarter 1996 increase in ceded earned premiums due to the retroactive change in the supplemental liability reinsurance programs (see Premiums), the statutory loss ratio is 57.1% for the three months ended September 30, 1996 (see Acquisition Costs and Other Underwriting Expenses). The increase in net loss and loss adjustment expenses was due primarily to the growth (24.8% restated for retroactive reinsurance change) in net earned premiums which resulted principally from increased production and in part from the lower cost of reinsurance (see Premiums).

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
                                   (continued)


        Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $2.5 million (42.4%) to $8.4 million for the three months ended September 30, 1997 from $5.9 million for the same period of 1996. However, if acquisition costs and other underwriting expenses for the third quarter of 1996 were restated for the first and second quarter 1996 increase in ceding commissions due to the retroactive change in the supplemental liability reinsurance programs (see Premiums) applicable within the period, acquisition costs and other underwriting expenses would have increased by 23.6%. The 23.6% (restated) increase in acquisition costs and other underwriting expenses was due primarily to the growth (24.8% restated for retroactive reinsurance change) in net earned premiums.

        Income Tax Expense: The Company's effective tax rate for the three months ended September 30, 1997 and 1996 was 24.9% and 22.8%, respectively. The effective rates differed from the 34% statutory rate principally due to investments in tax-exempt securities and the dividend received deduction.


LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 1997, the Company's investments experienced unrealized investment appreciation of $5.6 million, net of the related deferred tax expense of $3.0 million. The change in unrealized appreciation (depreciation), is primarily due to changes in market interest rates and conditions during the period. At September 30, 1997, 100% of the Company's fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC, 96.4% were rated "A-" or better (with no security rated lower than "BBB-") by Standard & Poor's Corporation.

        The Company produced net cash from operations of $26.4 million and $26.6 million, respectively, for the nine months ended September 30, 1997 and 1996. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

        Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the Company's insurance subsidiaries' capital and surplus is well in excess of the prescribed risk-based capital requirements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

   None.


Item 2. Changes in Securities

   None.


Item 3. Defaults Upon Senior Securities.

   None.


Item 4. Submission of Matters to a Vote of Security Holders.

   None.


Item 5. Other information.

   None.


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




                     PHILADELPHIA CONSOLIDATED HOLDING CORP.
                     ---------------------------------------
                     Registrant



Date November 7, 1997              /s/ James J. Maguire
    -----------------              ---------------------------------------------
                                   James J. Maguire
                                   Chairman of the Board of Directors, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date November 7, 1997              /s/ Craig P. Keller
    -----------------              ---------------------------------------------
                                   Craig P. Keller
                                   Vice President, Secretary and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)