Form 10-K405
period 1997-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1998-03-12
CIK 909109

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 9, 1998 as reported on the NASDAQ National Market System, was $126,441,666. Shares of Common Stock held by each executive officer and director and by each person who is known by the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 1998, Registrant had outstanding 12,282,370 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders to be held May 7, 1998 are incorporated by reference in Part III.

The Exhibit Index is located on Page 52 of 235.

                                     PART I

Item 1.   BUSINESS

GENERAL

      As used in this Annual Report on Form 10-K, (i) "Philadelphia Insurance" refers to Philadelphia Consolidated Holding Corp., (ii) the "Company" refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the "Insurance Subsidiaries" refers to Philadelphia Indemnity Insurance Company ("PIIC") and Philadelphia Insurance Company ("PIC"), collectively; and (iv) "MIA" refers to Maguire Insurance Agency, Inc., a captive underwriting manager. Philadelphia Insurance was incorporated in Pennsylvania in 1984, to serve as a holding company for its three wholly owned subsidiaries (PIIC, PIC, MIA).

      1997 represented the fourth consecutive year since its 1993 initial public offering that the Company has reported growth in gross written premiums and net income while experiencing a combined ratio substantially lower than the commercial property and casualty insurance industry as a whole. The Company's four year compound annual growth rate for gross written premiums, and net income was 29.2% and 41.3%, respectively, while the four year weighted average combined ratio (GAAP basis) was 86.8%. The combined ratio is the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums. The Company believes its profitable growth is attributable to adhering to conservative underwriting guidelines and pricing discipline while supplementing historically profitable product lines with growth in certain excess liability products, commercial multi-peril products, and selected professional liability coverages.

      The Insurance Subsidiaries have been assigned an "A" (Excellent) Best's Rating by A.M. Best Company. According to A.M. Best, the "A" (Excellent) rating is issued to companies that demonstrate excellent financial strength and ability to meet its obligations to policyholders. A.M. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. The Insurance Subsidiaries also possess an "A" claims paying ability rating by Standard & Poor's. According to Standard & Poor's, insurers rated "A" offer good financial security for policyholders. The Company believes that the "A" ratings assigned by A.M. Best and Standard & Poor's are important factors in marketing its products.


BUSINESS STRATEGY

      The Company designs property and casualty insurance products incorporating value-added coverages and services for select target industries or niches. A mixed marketing strategy is utilized, wherein, the Company's production underwriting organization markets the Company's insurance products directly to the insured or through the Company's 35 preferred agents, or also accepts business from independent insurance brokers. The Company's production underwriting organization, consisting of 100 professionals at year 1997, operates from 38 proprietary field offices located across the United States and includes telemarketing staffs at its regional offices and the Philadelphia Home Office. Approximately, 53% of the total 1997 gross premium was produced indirectly either through the Company's 35 preferred agents (11%) or its some 4,000 broker relationships (42%).

PRODUCT LINES

      The following table sets forth, for the years ended December 31, 1997, 1996 and 1995, the gross written premiums on the Company's insurance product lines and the relative percentages that such premiums represented.

                                                                  For the Years Ended December 31,
                                             ---------------------------------------------------------------------------
                                                     1997                     1996                        1995
                                                     ----                     ----                        ----
                                              Dollars    Percentage    Dollars    Percentage       Dollars    Percentage
                                              -------    ----------    -------    ----------       -------    ----------

                                                                      (Dollars in Thousands)
Gross Written Premiums
Commercial Automobile ..............         $ 18,415       11.6%     $ 18,506       13.5%        $ 17,294       16.6%
Excess Liability.....................          59,296       37.3        56,411       41.2           51,907       49.8
Commercial Package...................          60,012       37.7        43,707       32.0           25,064       24.1
Specialty Lines......................          20,748       13.0        16,558       12.1            8,505        8.2
Involuntary..........................             620         .4         1,673        1.2            1,410        1.3
                                             --------      -----      --------      -----         --------      -----
Total................................        $159,091      100.0%     $136,855      100.0%        $104,180      100.0%
                                             ========      =====      ========      =====         ========      =====

      Commercial Automobile and Excess Liability: The Company has provided Commercial Automobile Products to the leasing and rent-a-car industries for 35 years. Products offered to the rent-a-car industry include coverage for the business owner's property, dual interest liability, and physical damage on the rental vehicle.

      Additionally, through arrangements with a number of the largest rent-a-car companies, the Company also offers its excess liability product at the rental car counter to rent-a-car customers protecting them against liability for bodily injury and property damage, which is excess of the statutory coverage provided with the rental vehicle and primary over the renter's personal automobile insurance coverage.

      In keeping with its marketing philosophy, the Company includes a number of special features in its rental car products and services in an attempt to differentiate them from the competition. Such features include: catastrophic comprehensive coverage for losses due to fire, lightening, windstorm, hail, flood, earthquake and other specified causes; subrogation services on self-insured physical damage; liability deductibles; and self-insured retention programs.

      The Company also offers a full range of liability and physical damage coverages to automobile leasing companies and their customers. For the driver (the lessee), coverages include both primary liability and physical damage coverage on the vehicle. For the owner (the lessor), coverages include contingent and excess liability over the primary liability layer which protects lessors in the event of a loss when the primary coverage is absent or inadequate and contingent physical damage coverage. Additional products offered to leasing companies include interim primary liability and physical damage coverage, which protects the lessor of the vehicle before and after it is delivered to the lessee; residual value coverage which guarantees the value of the leased vehicle at the termination of the lease; and guaranteed asset protection coverage which protects the lessor and lessee for the difference between the leased vehicle's actual cash value and the lease or loan net value in instances where the vehicle is stolen or damaged beyond repair.

      Commercial Package: The Company has been providing Commercial Multi Peril Package Policies ("Package Programs") to specific targeted niche markets for over 10 years. Among the organizations to which the Company offers its specialty niche package programs are non-profit social service agencies, introduced in 1988, health and fitness organizations, assisted living facilities, nursing homes, private and specialty training schools, and condominium / homeowner association facilities. The package policies provide a combination of comprehensive liability, property and automobile coverages with limits up to $1.0 million and umbrella limits on an optional basis up to $5.0 million. The package policies are further tailored to include special value-added features addressing the unique aspects of each of the above niche markets differentiating the Company's product offerings from those of its competitors.

      Specialty Lines: The Company has been providing specialty professional liability products for approximately ten years, initially offering Directors & Officers Liability coverage to Nonprofit 501(c)(3) tax exempt organizations. The Company's recent efforts have been focused on broadening the target market for its specialty lines product offerings through the expansion of its field production underwriting staff along with introducing new product offerings. The Company has significantly expanded its errors and omissions product offered to the independent insurance agent along with its miscellaneous professional liability program which is currently offered to an array of professionals including: mortgage bankers, claims adjusters, lawyers, title abstractors, and financial advisors. During 1996, the Company introduced a proprietary package of coverages in its Executive Safeguard policy offered to public and private companies. The coverages offered in the Executive Safeguard policy include: directors and officers liability, employment practices liability, fiduciary liability, and kidnap ransom insurance.

      The following table provides the geographic distribution of the Company's risks insured as represented by direct earned premiums for all product lines for the year ended December 31, 1997. No other state accounted for more than 2% of total direct earned premiums for all product lines for the year ended December 31, 1997.

                     State                                Direct Earned Premiums                  Percent of Total
                     -----                                ----------------------                  ----------------
California.................................                      $31,549,372                             21.9%
Florida....................................                       18,177,954                             12.6
New York...................................                        8,103,169                              5.6
Illinois...................................                        7,191,090                              5.0
New Jersey.................................                        7,044,649                              4.9
Massachusetts..............................                        6,495,937                              4.5
Pennsylvania...............................                        5,513,663                              3.8
Ohio.......................................                        4,971,008                              3.4
Hawaii.....................................                        4,510,938                              3.1
North Carolina.............................                        3,370,045                              2.3
Oklahoma...................................                        3,309,100                              2.3
Minnesota..................................                        3,258,377                              2.3
Wisconsin..................................                        2,979,051                              2.1
Alabama....................................                        2,895,981                              2.0
Other......................................                       34,821,033                             24.2
                                                                ------------                            -----

Total Direct Earned Premiums...............                     $144,191,367                            100.0%
                                                                ============                            =====

UNDERWRITING AND PRICING

      The Company's underwriting function is segregated into three independent groups: Commercial Lines, Specialty Lines, and Regional Underwriting. Commercial and Specialty Lines responsibilities include: pricing all business, managing the risk selection process, and monitoring loss ratios by product and insured. The Regional Underwriting group primarily performs preliminary underwriting and processing functions along with providing customer service.

      The Commercial Lines group, which has underwriting responsibility for the Company's commercial automobile and commercial package products, currently consists of home office underwriters that are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines underwriters and support staff are organized into geographic underwriting teams responsible for underwriting and servicing specific commercial automobile and commercial package products. Each underwriting team is under the direction of a Senior Underwriter who reports to the Vice President of Commercial Lines Underwriting.

      The Specialty Lines group, which has underwriting responsibility for the Company's professional liability products, consists of home office underwriters who report to the Vice President of Specialty Lines Underwriting, and are supported by underwriting assistants. The Specialty Lines underwriters have responsibility for underwriting specific professional liability products within designated Company marketing regions.

      During 1997, the Company established a pilot commercial lines underwriting function in its Southeast regional marketing office to strengthen local market intelligence, further develop relationships with agents and insureds and enhance overall customer service. This pilot underwriting function operates under well-defined underwriting and pricing guidelines developed by the home office Commercial Lines Underwriting department and has quoting and binding authority on all risks falling within these guidelines. Risks not falling within the guidelines are referred to the home office for underwriting decisions.

      As a result of the success of this pilot office, the Company plans to establish commercial lines underwriting functions in its Western and Northeast regional marketing offices during 1998 under the currently established structure. In addition, the Specialty Lines division has also identified key regional offices in which Specialty Lines underwriters will be placed. During the fourth quarter of 1997, a pilot Specialty Lines Underwriting unit was established in the Company's Western region. The Specialty Lines underwriters will also operate under a matrix organization structure similar to that of Commercial Lines underwriting where final underwriting decisions falling outside of established guidelines will be referred to the home office. Production and service decisions will reside with the regional marketing vice president. The Company anticipates placing Specialty Lines underwriters into approximately four other of the Company's seven regional marketing offices during 1998.

      The Company uses a combination of Insurance Services Office, Inc. ("ISO") coverage forms and rates and independently filed forms and rates. Coverage forms and rates are independently developed in situations where the line of business is not supported by ISO or where management believes the ISO forms and rates do not adequately address the risk. Departures from ISO forms are also used to differentiate the Company's products from its competitor's products and are independently filed.

      The Company attempts to follow conservative underwriting and pricing practices. When necessary, the Company is willing to reunderwrite, sharply curtail or discontinue a product deemed to present unacceptable risks. Written underwriting guidelines are maintained, and updated regularly, for all classes of business underwritten. Adherence to underwriting guidelines is maintained through underwriting audits. Product price levels are measured utilizing a price monitoring system which measures the aggregate price level of the book of business. This system is intended to assist management and underwriters in recognizing and correcting price deterioration before it results in underwriting losses.

REINSURANCE

      The Company's reinsurance program is principally placed with Swiss Re America, an "A" (Excellent) rated company by A.M. Best Company, with which the Company has maintained a reinsurance relationship since 1989.

      The Company's casualty reinsurance agreement with Swiss Re America (the "Reinsurer") provides that the Company bears the first $500,000 layer of liability on each occurrence with the Reinsurer bearing the remaining contractual liability to policy limits of $1.0 million. Casualty risks in excess of $1.0 million up to $6.0 million are reinsured under a casualty treaty ("Excess Treaty") placed through a reinsurance broker. Kemper Re, NAC Re, and SCOR Re participate on the Excess Treaty at 50%, 25%, and 25%, respectively. Each of these reinsurers is rated "A-" (Excellent) or better by A.M. Best Company. Facultative reinsurance is placed for each casualty risk in excess of $6.0 million.

      The Company also has an excess casualty reinsurance agreement with the Reinsurer providing an additional $5.0 million of coverage for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits. Additionally, the Company has an errors and omissions insurance policy which provides an additional $5.0 million of coverage with respect to these exposures.

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

      The Company regularly assesses its reinsurance needs and seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve increases in retentions, modifications in premium rates, changes in reinsurers and other matters.

MARKETING AND DISTRIBUTION

      Proactive risk selection based on sound underwriting criteria and relationship selling in clearly defined commercial markets continues to be the foundation of the Company's marketing plan. Within this framework, the Company's marketing effort is designed to assure a systematic and disciplined approach to developing business which is anticipated to be profitable. The Company's most important distribution channel is its production underwriting organization. The production underwriting organization is currently comprised of 100 employees located in 38 field offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct marketing, relationships with approximately 4,000 brokers have been formed either as a result of the broker having a relationship with the insured, or through seeking the Company's expertise in one of its specialty products.

      During 1996, the Company introduced its preferred agent program wherein business relationships were formed with brokers specializing in certain of the Company's business niches. At year end 1997, the Company had 35 preferred agent relationships, representing approximately $16.2 million in gross written premium. The Company anticipates increasing the number of these relationships by approximately 35% in 1998 thereby further increasing the distribution of the Company's niche products. This mixed marketing concept not only provides the flexibility to work with the broker and/or policyholder but also provides the flexibility to seize emerging market opportunities.

      The Company supplements its marketing efforts through trade shows, direct mailings and national advertisements placed in trade magazines serving industries in which the Company specializes.

      In 1997, approximately 85% of the Company's expiring insurance premiums were renewed. Management attributes this renewal rate in large part to continuing personal contacts between the Company's production underwriters, value-added coverage enhancements which differentiates the Company's products, and servicing its policyholders.

PRODUCT DEVELOPMENT

      The Company continually evaluates new product opportunities, consistent with its strategic focus on selected market niches. Direct contacts between the Company's field and home office personnel and its customers have produced a number of new product ideas. All new product ideas are presented to the Product Development Committee (the "Committee") for consideration. The Committee, currently composed of the Company's two most senior executives, as well as officers from the underwriting and claims departments, meets regularly to review the feasibility of products from a variety of perspectives, including underwriting risk, marketing and distribution, reinsurance, long-term viability and consistency with the Company's culture and philosophy. For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel (e.g., a limited number of selected production underwriters), an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products may involve lower retentions than customarily utilized. After a new product is approved for test marketing, the Company monitors its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, the Company either moves to improve results by initiating adjustments or abandons the product.

CLAIMS MANAGEMENT AND ADMINISTRATION

      In accordance with its emphasis on underwriting profitability, the Company actively manages claims under its policies in an effort to investigate reported incidents at the earliest juncture, service insureds and minimize fraud. Claim files are regularly audited by claims supervisors and the Company's reinsurers in an attempt to ensure that claims are being processed properly and that reserves are being set at appropriate levels. Claims examiners are expected to set conservative reserves, an important factor in the Company's reserve development over the years. See "Loss and Loss Adjustment Expenses."

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

      The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated. As a result of changes in estimates of insured events of prior years, the Company reduced losses and loss adjustment expenses incurred by $1,716,000, $965,000 and $925,000 in 1997, 1996 and 1995, respectively. Such favorable development was due to losses emerging at a lesser rate than had been originally anticipated when the initial reserves for the applicable accident years were estimated.


                                                                    As of and For the Years Ended December 31,
                                                               ---------------------------------------------------
                                                                       1997            1996            1995
                                                                       ----            ----            ----
                                                                                    (Dollars in Thousands)
Unpaid loss and loss adjustment expenses at
   beginning of year (1) ........................................   $  85,723        $ 68,246        $ 53,595
                                                                    ---------        --------        --------
Provision for losses and loss adjustment expenses for
   current year claims ..........................................      56,725          41,083          34,152

Decrease in estimated ultimate losses and loss
   adjustment expenses for prior year claims ....................      (1,716)           (965)           (925)
                                                                    ---------        --------        --------
Total incurred losses and loss adjustment expenses ..............      55,009          40,118          33,227
                                                                    ---------        --------        --------
Loss and loss adjustment expense payments for claims
attributable to:
   Current year .................................................       9,512           7,427           6,186
   Prior years ..................................................      22,292          15,214          12,390
                                                                    ---------        --------        --------
Total payments ..................................................      31,804          22,641          18,576
                                                                    ---------        --------        --------
Unpaid loss and loss adjustment expenses at end of year (1) .....   $ 108,928        $ 85,723        $ 68,246
                                                                    =========        ========        ========


      (1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $13,502, $10,919 and $9,440 at December 31, 1997, 1996 and 1995, respectively.


      The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1987 through 1997. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                                                          AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
UNPAID LOSS AND LOSS
ADJUSTMENT EXPENSES, AS
STATED                               1987      1988      1989      1990      1991      1992      1993      1994      1995
                                     ----      ----      ----      ----      ----      ----      ----      ----      ----
                                   $4,940   $10,615   $12,198   $15,930   $22,248   $31,981   $38,714   $53,595   $68,246
Cumulative Paid as of:
1  year later                       1,375     2,955     3,354     4,286     6,698     9,865    10,792    12,391    15,214
2 years later                       2,481     4,832     6,249     8,084    12,485    16,290    19,297    23,139    31,410
3 years later                       3,025     6,584     8,807    10,838    16,288    21,253    24,991    33,511
4 years later                       3,582     7,813    10,155    12,907    17,780    24,299    28,903
5 years later                       3,771     8,341    11,217    13,211    19,406    25,793
6 years later                       3,881     8,748    11,497    13,792    19,898
7 years later                       3,922     8,704    11,760    14,074
8 years later                       3,911     8,696    11,902
9 years later                       3,916     8,746
10 years later                      3,918

Unpaid Loss and Loss Adjustment
Expenses re-estimated as of End of
Year:
1 year later                        4,472     9,535    12,628    15,953    22,056    30,538    38,603    52,670    67,281
2 years later                       4,056     9,825    12,644    15,712    21,327    30,428    38,016    52,062    66,061
3 years later                       3,932     9,645    12,424    14,822    21,198    29,648    37,184    51,149
4 years later                       3,924     9,437    11,947    14,811    21,118    29,306    36,272
5 years later                       3,970     9,053    11,836    14,841    21,399    28,553
6 years later                       4,010     8,859    12,060    14,593    21,106
7 years later                       3,952     8,770    12,008    14,606
8 years later                       3,926     8,783    12,039
9 years later                       3,947     8,804
10 years later                      3,959

Cumulative Redundancy
  Dollars                          $  981   $ 1,811   $   159   $ 1,324   $ 1,142   $ 3,428   $ 2,442   $ 2,446   $ 2,185
  Percentage                         19.9%     17.1%      1.3%      8.3%      5.1%     10.7%      6.3%      4.6%      3.2%



                                                          AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
UNPAID LOSS AND LOSS
ADJUSTMENT EXPENSES, AS
STATED                                        1996      1997
                                              ----      ----
                                           $85,723  $108,928
Cumulative Paid as of:
1  year later                               22,292
2 years later
3 years later
4 years later
5 years later
6 years later
7 years later
8 years later
9 years later
10 years later

Unpaid Loss and Loss Adjustment
Expenses re-estimated as of End of
Year:
1 year later                                84,007
2 years later
3 years later
4 years later
5 years later
6 years later
7 years later
8 years later
9 years later
10 years later

Cumulative Redundancy
  Dollars                                  $ 1,716
  Percentage                                   2.0%



(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $13,502, $10,919, $9,440, $5,580, $5,539,
      $1,770, $1,267, $1,672 and $1,591 at December 31, 1997, 1996, 1995, 1994,
      1993, 1992, 1991, 1990, and 1989, respectively.


(2) The Company maintains its historical loss records net of reinsurance and therefore is unable to conform the presentation of this table to the financial statements.

      The cumulative redundancy represents the aggregate change in the reserve estimated over all prior years, and does not present accident year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

      The unpaid loss and loss adjustment expense of PIIC and PIC, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company's financial statements prepared in accordance with generally accepted accounting principles ("GAAP") with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance whereas under GAAP these amounts are reported without giving effect to reinsurance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 113. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote (1) on Page 9 for amounts). There is no effect on net income or shareholders' equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

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


                                                                             For the Years Ended December 31,
                                                                ------------------------------------------------------------
                                                                   1997       1996          1995       1994         1993
                                                                   ----       ----          ----       ----         ----
Loss Ratio................................................          55.3%      55.7%         57.1%      59.5%        56.5%
Expense Ratio.............................................          29.1%      31.1%         29.6%      29.9%        34.5%
                                                                   -----      -----         -----      -----        -----
Combined Ratio............................................          84.4%      86.8%         86.7%      89.4%        91.0%
                                                                   =====      =====         =====      =====        =====
Industry Combined Ratio after Policyholders' Dividends....         101.1%     105.8%        106.3%     108.3%       106.8%
                                                                   =====      =====         =====      =====        =====
                                                                    (1)        (2)           (2)        (2)          (2)


(1)  Source:  Best's Week, December 29, 1997 Issue (Actual September 30, 1997).

(2)  Source:  Best's Aggregates & Averages, 1997 Edition.

Premium-to-Surplus Ratio:

      While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities regard this ratio as an important indicator as to an insurer's ability to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") provide that an insurer's net premium-to-surplus ratio is satisfactory if it is below 3 to 1.

      The following table sets forth, for the periods indicated, net written premiums to policyholders' surplus for the Insurance Subsidiaries (statutory basis):

                                                                 As of and For the Years Ended December 31,
                                              ------------------------------------------------------------------------------
                                                  1997           1996               1995            1994            1993
                                              ------------   -------------     -------------    ------------    ------------
                                                                           (Dollars in Thousands)
Net Written Premiums..................          $110,790         $83,994           $62,072         $55,398         $40,645
Policyholders' Surplus................          $105,985         $81,906           $67,500         $56,027         $51,197
Premium to Surplus Ratio..............        1.0 to 1.0      1.0 to 1.0         .9 to 1.0      1.0 to 1.0       .8 to 1.0


INVESTMENTS

      At December 31, 1997, the Company had total investments with a carrying value of $217.7 million, substantially all of which were held by the Insurance Subsidiaries. At December 31, 1997, 78.4% of the Company's total investments were investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions and corporate debt securities including collaterized mortgage and asset backed securities totaling $18.6 million. The collaterized mortgage and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 21.6% of the Company's total investments consisted primarily of publicly-traded common stock securities.

      The following table sets forth information concerning the composition of the Company's total investments at December 31, 1997:

                                                                        Estimated                         Percent of
                                                                          Market           Carrying        Carrying
                                                    Amortized Cost        Value              Value           Value
                                                    --------------        -----              -----           -----
                                                                           (Dollars in Thousands)
Fixed Maturities:
  Obligations of States and Political
     Subdivisions............................          $105,117          $109,696           $109,696         50.4%
  U.S. Treasury Securities and
     Obligations of U.S. Government
     Corporations and Agencies...............            15,391            15,655             15,655          7.2
  Corporate Debt Securities..................            44,544            45,327             45,327         20.8
Equity Securities............................            29,501            46,988             46,988         21.6
                                                       --------          --------           --------        -----
     Total Investments.......................          $194,553          $217,666           $217,666        100.0%
                                                       ========          ========           ========        ======



      At December 31, 1997, 100% of the Company's fixed maturity securities consisted of U.S. government securities or securities rated "1" or "2" by the NAIC; 96.4% of the fixed maturity securities were rated "A" or better (with no security rated lower than "BBB-") by Standard & Poor's Corporation.

      The cost and estimated market value of fixed maturity securities at December 31, 1997, by remaining original contractual maturity, are set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

                                                                       Amortized Cost         Estimated Market Value
                                                                     ------------------    ----------------------------
                                                                                 (Dollars in Thousands)
Due in one year or less.......................................            $  4,075                   $  4,079
Due after one year through five years.........................              40,460                     41,267
Due after five years through ten years........................              92,935                     96,509
Due after ten years...........................................              27,582                     28,823
                                                                          --------                   --------
     Total....................................................            $165,052                   $170,678
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

      The Company's investment objective is to realize relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best and Standard & Poor's ratings. The Company utilizes professional investment managers for its fixed maturity and equity investment portfolios. The portfolio consists of diversified issuers and issues and, as of December 31, 1997, approximately 76% of the total invested assets (total investments plus cash equivalents) consisted of investments in fixed maturity securities.

      The Company increased its existing portfolio of fixed maturity securities by investing in investment grade corporate debt during 1997 due to more favorable after-tax yields. At the end of 1997, investment grade corporate debt represented 19.6% of the total invested assets, compared to 6.0% as of the end of 1996. The Company has also continued to increase its total investments in common stock of quality growth oriented mid- and large-cap companies seeking to achieve diversification and capital appreciation in the portfolio. At December 31, 1997, common stocks comprised 20.9% of the invested assets, compared to 15.8% as of the end of 1996.

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

      Regulation of Insurance Holding Companies: Pennsylvania, like many other states, has laws governing insurance holding companies (such as Philadelphia Insurance). Under Pennsylvania law, a person generally must obtain the Department's approval to acquire, directly or indirectly, 10% or more of the outstanding voting securities of Philadelphia Insurance or either Insurance Subsidiary. The Department's determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquiror's financial stability, the competence of its management and whether competition in Pennsylvania would be reduced.

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

      Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to Pennsylvania insurance laws, which currently require that dividends be paid from profits and afford the Department 30 days to disapprove the payment of "extraordinary dividends" from a domestic property and casualty insurer to its shareholders (i.e., dividends over a twelve-month period that exceed the greater of (a) 10% of policyholders' surplus shown on the latest Annual Statement filed with the Department, or (b) the net income for the period covered by such statement but in no event to exceed the amount of unassigned funds (i.e., retained earnings plus or minus net unrealized gains or losses). In addition, the law specifies factors to be considered by the Department to allow it to determine that policyholders' surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate to its financial needs. Such factors include, for example, the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance, and the adequacy of the company's reserves. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $59.7 million at December 31, 1997. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $14.3 million of dividends in 1998 without obtaining prior approval from the Department.

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

      Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders' surplus at December 31, 1997 is in excess of the prescribed risk-based capital requirements.

      Insurance Guaranty Funds: The Insurance Subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. During the five years ended December 31, 1997, the amount of such guaranty fund assessments paid by the Company was not material.

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

      Possible New Legislation, Regulations or Interpretations: New regulations and legislation have been (and are being) proposed from time to time to limit damage awards; to bring the industry under regulation by the federal government; to control premiums, policy terminations and other policy terms; and to impose new taxes and assessments. It is not possible to determine whether any of these proposals will be adopted in any jurisdictions and, if so, in what form or in what jurisdictions. In addition, the Company could be affected by interpretations of state insurance regulators with respect to licensing requirements applicable to the product distribution method currently utilized by the rent a car companies that are customers of the Company. The impact of these initiatives on the Company can not be determined.

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

      Overall, due to the abundance of capital in the insurance industry, the current business climate remains competitive from a solicitation and pricing standpoint. In the context of the current environment, the Company will not sacrifice pricing guidelines for premium volume and will "walk away" from writing business that does not meet underwriting or pricing guidelines. Management believes, though, that the Company's marketing strategy is a strength in this market environment, in that it provides the flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company's production underwriters have established relationships with approximately 4,000 brokers, thus increasing distribution and facilitating a regular flow of submissions.

EMPLOYEES

      As of February 26, 1998, the Company had 276 full-time employees and 15 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company's relations with its employees are generally excellent.

Item 2.  PROPERTIES

         The Company leases certain office space in Bala Cynwyd, PA which serves as its headquarters location and also leases 38 field offices for its field marketing organization. Additionally, the Company leases its previous headquarters building, which it owns, in Wynnewood, PA.

Item 3.  LEGAL PROCEEDINGS

         The Company is not subject to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

During the fourth quarter of 1997, the Company did not sell any of its securities which were not registered under the Securities Act of 1933.

The Company's common stock, no par value, trades on The Nasdaq Stock Market under the symbol "PHLY". As of February 20, 1998, there were 220 holders of record and approximately 900 beneficial shareholders of the Company's common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

                                                 1997                                1996
                                     -----------------------------     -----------------------------------
Quarter                                  High             Low               High                Low
                                     ------------    -------------     --------------    -----------------
First(1)                                15.000           11.250            10.500              8.125
Second(1)                               17.563           14.000            11.250              9.125
Third(1)                                23.250           16.500            10.875              8.375
Fourth(2)                               23.000           15.688            12.125             10.625

(1) Restated to reflect a two for one split of the Company's common stock distributed in November 1997.

(2) 1996 Fourth Quarter restated to reflect a two for one split of the Company's common stock distributed in November 1997.


The Company did not declare cash dividends on its common stock in 1997 or 1996, and currently intends to retain its earnings to enhance future growth.

The payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions, legal and regulatory restrictions.

As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company's insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see "Regulation" in Item 1. of this Form 10-K and Note 2 to the Consolidated Financial Statements).

Item 6.   SELECTED FINANCIAL DATA

                                                                           As of and For the Years Ended December 31,
                                                         -----------------------------------------------------------------------
                                                                        (In Thousands, Except Share and Per Share Data)
                                                             1997            1996          1995          1994            1993
                                                         ------------    -----------   -----------   ------------    -----------
OPERATIONS STATEMENT DATA:
Gross Written Premiums ................................  $    159,091    $   136,855   $   104,180   $     89,099    $    57,085

Gross Earned Premiums .................................  $    150,128    $   121,820   $    99,507   $     84,657    $    53,506

Net Written Premiums ..................................  $    111,797    $    83,994   $    62,072   $     55,398    $    40,645

Net Earned Premiums ...................................  $    100,555    $    72,050   $    58,188   $     52,085    $    37,484

Net Investment Income .................................         9,703          7,910         6,506          4,902          3,269
Net Realized Investment Gain (Loss) ...................           (16)           260           181         (1,697)         1,327
Other Income ..........................................           228            282           309            314          1,169
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUE ....................................       110,470         80,502        65,184         55,604         43,249
--------------------------------------------------------------------------------------------------------------------------------

Net Loss and Loss Adjustment
   Expenses ...........................................        55,009         40,118        33,227         31,009         21,165
Acquisition Costs and Other
   Underwriting Expenses ..............................        31,344         22,210        17,105         15,541         12,991
Other Operating Expenses ..............................         1,909          1,386         2,564          1,347          3,038
Interest Expense ......................................          --             --            --             --              459
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOSSES AND EXPENSES ........................        88,262         63,714        52,896         47,897         37,653
--------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes ............................        22,208         16,788        12,288          7,707          5,596
     Total Income Tax Expense .........................         5,338          3,414         2,458          1,734          1,364
--------------------------------------------------------------------------------------------------------------------------------
     NET INCOME .......................................  $     16,870    $    13,374   $     9,830   $      5,973    $     4,232
--------------------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares
   Outstanding (1) ....................................    12,193,659     11,879,506    11,627,702     11,627,702      7,046,442
Weighted Average Share Equivalents
   Outstanding (1) ....................................     2,736,039      2,373,742     2,049,004      1,647,902      1,771,252
                                                         -----------------------------------------------------------------------
Weighted Average Share and Share
   Equivalents Outstanding (1) ........................    14,929,698     14,253,248    13,676,706     13,275,604      8,817,694
--------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE (1) (2)
                                                         $       1.38    $      1.13   $      0.85   $       0.51    $      0.60
                                                         =======================================================================
DILUTED EARNINGS PER SHARE(1) (2)
                                                         $       1.13    $      0.94   $      0.72   $       0.45    $      0.48
                                                         =======================================================================
YEAR END FINANCIAL POSITION:
   Total Investments and Cash
   and Cash Equivalents ...............................  $    229,599    $   180,061   $   140,086   $    105,720    $    90,441
   Total Assets .......................................       288,126        225,938       174,148        140,718        116,135
   Unpaid Loss and Loss Adjustment
     Expenses .........................................       122,430         96,642        77,686         59,175         44,253
   Total Shareholders' Equity .........................       111,284         85,642        68,316         52,600         49,018
   Common Shares Outstanding(1) .......................    12,242,431     12,079,612    11,627,702     11,627,702     11,627,702
--------------------------------------------------------------------------------------------------------------------------------

INSURANCE OPERATING RATIOS
(STATUTORY BASIS):
   Net Loss and Loss Adjustment
     Expenses to Net Earned Premiums ..................         55.3%          55.7%         57.1%          59.5%          56.5%
   Underwriting Expenses to Net
     Written Premiums .................................         29.1%          31.1%         29.6%          29.9%          34.5%
--------------------------------------------------------------------------------------------------------------------------------
Combined Ratio ........................................         84.4%          86.8%         86.7%          89.4%          91.0%
--------------------------------------------------------------------------------------------------------------------------------
A.M. Best Rating ......................................            A              A             A              A             A-
                                                              (Excellent)    (Excellent)   (Excellent)    (Excellent)   (Excellent)

(1) 1996, 1995, 1994 and 1993 restated to reflect a two for one split of the Company's common stock distributed in November 1997.

(2) 1996, 1995, 1994 and 1993 earnings per share amounts restated in accordance with the provisions of SFAS No. 128 adopted as of December 31, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Operations

The Company reported record net income of $16.9 million for 1997, which is a 26.1% increase over its net income of $13.4 for 1996. This increase is principally due to a 16.2% increase in gross written premiums, a 22.7% increase in net investment income and profitable underwriting which resulted in a 85.9% (GAAP basis) combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums). 1997 represented the fourth consecutive year since its 1993 initial public offering that the Company has reported growth in gross written premiums and net income while experiencing a combined ratio under 90%, which is substantially lower than the commercial property and casualty insurance industry as a whole. The Company believes that its continued profitable growth is attributable to the adherence to the Company's core philosophy of conservative underwriting guidelines and pricing discipline.

The growth in gross written premiums primarily resulted from: the Company's recent new product offerings; strengthening of the proprietary field marketing organization to 100 professionals at year end 1997; and increasing product distribution through the preferred agent program.

The Company's insurance subsidiaries are rated "A" (Excellent) by A.M. Best Company and have been assigned an "A" claims paying ability rating by Standard & Poor's.

Investments

The Company's investment objective is to realize relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best and Standard & Poor's ratings. The Company utilizes professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of December 31, 1997 approximately 76% of the total invested assets (total investments plus cash equivalents) consisted of investments in fixed maturity securities.

The Company increased its existing portfolio of fixed maturity securities by investing in investment grade corporate debt during 1997 due to more favorable after-tax yields. At the end of 1997 investment grade corporate debt represented 19.6% of total invested assets, compared to 6.0% as of the end of 1996. The Company has also continued to increase its investments in common stock of quality growth oriented mid- and large-cap companies seeking to achieve diversification and capital appreciation in its invested assets. At December 31, 1997, common stocks comprised 20.9% of invested assets, compared to 15.8% as of the end of 1996.

During 1997, the Company purchased certain collaterized mortgage and asset backed securities, totaling $18.6 million in market value at year end. These securities are short tranche securities possessing favorable prepayment risk profiles. The Company had no other derivative financial instruments in its total investments as of December 31, 1997.


RESULTS OF OPERATIONS
(1997 VERSUS 1996)

      Premiums: Gross written premiums grew $22.2 million (16.2%) to $159.1 million in 1997 from $136.9 million in 1996; gross earned premiums grew $28.3 million (23.2%) to $150.1 million in 1997 from $121.8 million in 1996; net written premiums increased $27.8 million (33.1%) to $111.8 million in 1997 from $84.0 million in 1996; and net earned premiums grew $28.5 million (39.5%) to $100.6 million in 1997 from $72.1 million in 1996. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums and net earned premiums are attributable to a number of factors including:

- Overall premium growth is primarily attributable to: continued marketing efforts relating to commercial auto, commercial package, and specialty lines products, along with the continued development of the Company's Preferred Agent Program, initiated in 1996, wherein business relationships are formed with brokers specializing in certain of the Company's business niches thereby increasing the distribution of the Company's niche products; the increase of the Company's proprietary field organization to a total of 100 professionals, production underwriters and customer service representatives.

- Net written and net earned premiums grew at higher rates than gross written and gross earned premiums primarily due to the renegotiation of the Company's reinsurance program effective January 1, 1997 whereby more favorable reinsurance rates were realized while substantially the same retentions and coverages were maintained.

      Net Investment Income: Net investment income approximated $9.7 million in 1997 and $7.9 million in 1996. The increase of $1.8 million (22.8%) is due primarily to the increase in total investments as a result of cash flows provided from operating activities and the additional investment income as a result of the relative percentage increase in corporate taxable securities versus tax exempt municipal securities.

      Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $14.9 million (37.2%) to $55.0 million in 1997 from $40.1 million in 1996 and the loss ratio decreased to 54.7% in 1997 from 55.7% in 1996. The increase in net loss and loss adjustment expenses was due primarily to the 39.5% growth in net earned premiums. Additionally, since more earned premium was retained from the lower cost of reinsurance (see "Premiums", above), there was relatively higher net earned premium growth on products with low loss experience, the 37.2% increase in net loss and loss adjustment expenses was lower than the 39.5% net earned premium growth.

      Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $9.1 million (41.0%), to $31.3 million in 1997 from $22.2 million in 1996. This increase was due primarily to the 39.5% growth in net earned premiums.

      Income Tax Expense: The Company's effective tax rates for 1997 and 1996 were 24.0% and 20.3%, respectively. The effective rates differed from the 35% statutory rate principally due to investment income earned on tax-exempt securities. The increase in the effective tax rate is principally due to a greater investment in taxable securities relative to tax-exempt securities during 1997.

RESULTS OF OPERATIONS
(1996 VERSUS 1995)

      Premiums: Gross written premiums grew $32.7 million (31.4%) to $136.9 million in 1996 from $104.2 million in 1995; gross earned premiums grew $22.3 million (22.4%) to $121.8 million in 1996 from $99.5 million in 1995; net written premiums increased $21.9 million (35.3%) to $84.0 million in 1996 from $62.1 million in 1995; and net earned premiums grew $13.9 million (23.9%) to $72.1 million in 1996 from $58.2 million in 1995. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums and net earned premiums are attributable to a number of factors:

-     Overall premium growth is primarily attributable to the following factors:

      - The prior year's growth in the field production underwriting organization enabling expansion of the Company's marketing efforts to non profit organizations, the health and fitness industry and selected professional liability products.

      - The introduction of the Company's Preferred Agent Plan, wherein, business relationships were formed with brokers specializing in certain of the Company's business niches, thereby increasing the distribution of the Company's niche products.

      - Continued favorable market conditions for certain leasing products.

        - Overall premium growth has been offset in part by designed reductions in premiums from certain rental products due primarily to inadequate pricing levels which are currently being experienced as a result of market competition. However, the Company anticipates an improvement in these market conditions in the near future. Additionally, there have been recent consolidations in the car rental industry the effect of which on the rental car insurance market, if any, are not known at this time.

      Net Investment Income: Net investment income approximated $7.9 million in 1996 and $6.5 million in 1995. The increase of $1.4 million (21.5%) is due primarily to the increase in total investments as a result of cash flows provided from operating activities.

      Net Realized Investment Gain (Loss): Net realized investment gains were $.3 million in 1996 compared to $.2 million in 1995.

      Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $6.9 million (20.8%) to $40.1 million in 1996 from $33.2 million in 1995 and the loss ratio decreased to 55.7% in 1996 from 57.1% in 1995. The increase in net loss and loss adjustment expenses was due primarily to the 23.9% growth in net earned premiums. Additionally, since there was relatively higher net earned premium growth on products with low loss experience, the percentage increase in net loss and loss adjustment expenses (20.8%) was lower than the 23.9% net earned premium growth.

      Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $5.1 million (29.8%), to $22.2 million in 1996 from $17.1 million in 1995. The increase in acquisition costs and other underwriting expenses exceeds the 23.9% growth in net earned premiums, due primarily to increased commission expense as a result of the Company beginning to market its niche products through preferred brokers.

      Other Operating Expenses: Other operating expenses decreased $1.2 million (46.2%), to $1.4 million in 1996 compared to $2.6 million in 1995 principally due to additional expenses related to the opening of new field offices in 1995.

      Income Tax Expense: The Company's effective tax rates for 1996 and 1995 were 20.3% and 20.0%, respectively. The effective rates differed from the 34% statutory rate principally due to investment income earned on tax-exempt securities.


GROWTH OPPORTUNITIES

The attainment of profitable new business continues to be a primary focus of the Company. For 1998, the Company anticipates substantially growing its Preferred Agent program, thereby further increasing the distribution of the Company's niche products. In addition, the Company has grown its proprietary field organization during 1997 to 100 professionals, including production underwriters and customer service representatives and plans to further expand this organization in 1998, thereby further strengthening its resources to prospect the Company's existing niches for profitable new business. The Company also seeks acquisition opportunities to purchase programs or books of business which complement its niche markets or parallel its conservative underwriting and pricing discipline. The Company is also exploring financing opportunities in this regard; however, there is no assurance that an acquisition or financing will occur.

Overall, due to the abundance of capital in the insurance industry, the current business climate remains very competitive from a solicitation and pricing standpoint. In the context of the current environment, the Company will not sacrifice underwriting standards or pricing guidelines solely for premium volume and will "walk away", if necessary, from writing business that does not meet established underwriting standards and pricing guidelines as has occurred in the commercial auto niche over the past three years. Additionally, in response to the competitive market, the Company re-underwrote its errors and omissions product during 1997 by increasing deductible requirements and modifying underwriting guidelines in certain markets to reduce the size and risk profile of the product. Management believes, though, that the Company's mixed marketing strategy is a strength in this market environment, in that, it provides the flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company's production underwriters have established relationships with approximately 4,000 brokers, thus facilitating a regular flow of submissions.


LIQUIDITY AND CAPITAL RESOURCES

Philadelphia Insurance is a holding company whose principal assets currently consist of 100% of the capital stock of the Insurance Subsidiaries and Maguire Insurance Agency, Inc. Philadelphia Insurance's primary sources of funds are dividends from its subsidiaries and payments to it pursuant to tax allocation agreements with the Insurance Subsidiaries. For the year ended December 31, 1997, payments to Philadelphia Insurance pursuant to such tax allocation agreements totaled $7.3 million. The payment of dividends to Philadelphia Insurance from the Insurance Subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania. Statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $59.7 million at December 31, 1997. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $14.3 million of dividends in 1998 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania.

Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 1997, the investment and cash balances in such trust accounts totaled approximately $14.6 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 1997, the balance on deposit for the benefit of such policyholders totaled approximately $10.9 million.

The Company has reviewed all computer systems in operation within the Company and determined them to be Year 2000 compliant except for its mainframe policy administration computer system. The Company will begin the process of preparing this computer system and related applications for the Year 2000 in the second quarter 1998. The process involves modifying certain hardware and software. Management expects to have substantially all hardware and software upgraded as necessary, for compliance by year-end 1998. Management believes that its level of preparedness is appropriate. The Company estimates the cumulative costs of the process, which includes costs of modifying hardware and software, will not have a material effect on its business, operations or financial condition. The costs of the project and expected completion dates are based on management's best estimates.

The Company has produced net cash from operations of $38.0 million in 1997, $37.6 million in 1996 and $25.2 million in 1995. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

The Insurance Subsidiaries, which operate under a pooling agreement, require policyholders' surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the "NAIC") suggests that a property and casualty insurer's ratio of annual statutory net premium written to policyholders' surplus should not exceed 3 to 1. The ratio of combined annual statutory net premium written by the Insurance Subsidiaries to their combined policyholders' surplus was 1.0 to 1.0 for both 1997 and 1996. Management believes that the policyholders' surplus, which was $106.0 million at December 31, 1997 will be sufficient to support current and anticipated premium writings. Risk-based capital is designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently contained in the applicable Pennsylvania Insurance Company statutes, the Company's capital and surplus is in excess of the prescribed risk-based capital requirements.

INFLATION

Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts, is known. The Company attempts to anticipate the potential impact of inflation in establishing its premiums and reserves. Substantial future increases in inflation could result in future increases in interest rates which in turn is likely to result in a decline in the market value of the Company's investment portfolio and resulting unrealized losses and/or reductions in shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", specifying the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. Under SFAS No. 128, basic and diluted per share amounts shall be presented for net income on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted the provisions of SFAS No. 128 as of December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS No. 130 and begin reporting comprehensive income in the first quarter of 1998.

In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach", which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company will adopt SFAS No. 131 in the fourth quarter of 1998, and is still evaluating its impact on the Company's segment disclosures.

FORWARD-LOOKING INFORMATION

From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                   Index to Financial Statements and Schedules

         Financial Statements                                                                             Page
         --------------------                                                                             ----
         Report of Independent Accountants                                                                 24
         Consolidated Balance Sheets - As of December 31, 1997 and 1996                                    25
         Consolidated Statements of Operations - For the Years Ended December 31,
              1997, 1996 and 1995                                                                          26
         Consolidated Statements of Changes in Shareholders' Equity - For the Years Ended
              December 31, 1997, 1996 and 1995                                                             27
         Consolidated Statements of Cash Flows - For the Years Ended December 31,
              1997, 1996 and 1995                                                                          28
         Notes to Consolidated Financial Statements                                                      29 - 41

         Financial Statement Schedules:
         ------------------------------

         Schedule
         --------

         I        Summary of Investments - Other Than Investments in
                  Related Parties As of December 31, 1997                                                  S-1

         II       Condensed Financial Information of Registrant As of
                  December 31, 1997 and 1996 and For Each of the Three
                  Years in the Period Ended December 31, 1997                                           S-2 - S-4

         IV       Reinsurance For the Years ended December 31, 1997,
                  1996 and 1995                                                                            S-5

         VI       Supplemental Information Concerning Property-
                  Casualty Insurance Operations As of and For the Years Ended
                  December 31, 1997, 1996 and 1995                                                         S-6

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF PHILADELPHIA CONSOLIDATED HOLDING
CORP.:


We have audited the accompanying consolidated balance sheets of Philadelphia Consolidated Holding Corp. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.
----------------------------
    COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 6, 1998

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 AS OF DECEMBER 31,
                                                                            --------------------------
                                                                               1997             1996
                                                                               ----             ----
                                ASSETS
Investments:
  Fixed Maturities Available for Sale at Market
     (Amortized Cost $165,052 and $137,757)........................         $ 170,678        $ 141,236
  Equity Securities at Market (Cost $29,501 And $19,648)...........            46,988           27,342
                                                                            ---------        ---------
       Total Investments...........................................           217,666          168,578

Cash and Cash Equivalents..........................................            11,933           11,483
Accrued Investment Income..........................................             2,786            2,626
Premiums Receivable................................................            15,269            8,112
Prepaid Reinsurance Premiums and
     Reinsurance Receivables.......................................            18,573           18,078
Deferred Acquisition Costs.........................................            10,970            9,033
Property and Equipment.............................................             5,797            5,226
Other Assets.......................................................             5,132            2,802
                                                                            ---------        ---------
       TOTAL ASSETS................................................         $ 288,126        $ 225,938
                                                                            =========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Policy Liabilities and Accruals:
  Unpaid Loss and Loss Adjustment Expenses.........................         $ 122,430        $  96,642
  Unearned Premiums................................................            42,116           33,154
                                                                            ---------        ---------
       Total Policy Liabilities and Accruals.......................           164,546          129,796

Other Liabilities..................................................             7,948            8,312
Deferred Income Taxes..............................................             4,348            1,240
Income Taxes Payable...............................................               --               948
                                                                            ---------        ---------
       TOTAL LIABILITIES...........................................           176,842          140,296
                                                                            ---------        ---------

Commitments and Contingencies


Shareholders' Equity (1):
  Preferred Stock, $.01 Par Value,
     10,000,000 Shares Authorized,
     None Issued and Outstanding...................................
  Common Stock, No Par Value, 50,000,000 Shares
     Authorized, 12,242,431 and 12,079,612 Shares Issued
     and Outstanding...............................................            42,788           41,167
  Notes Receivable from Shareholders...............................            (1,422)            (924)
  Unrealized Investment Appreciation (Depreciation),
     Net of Deferred Income Taxes..................................            15,023            7,374
  Retained Earnings................................................            54,895           38,025
                                                                            ---------        ---------
       TOTAL SHAREHOLDERS' EQUITY..................................           111,284           85,642
                                                                            ---------        ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................         $ 288,126        $ 225,938
                                                                            =========        =========




(1) 1996 share information restated to reflect a two for one split of the Company's common stock distributed in November 1997, see Note 11.

      The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                               For the Years Ended December 31,
                                                       ----------------------------------------------
                                                           1997             1996             1995
                                                       ------------     ------------     ------------
Revenue:
  Gross Earned Premiums .........................      $    150,128     $    121,820     $     99,507
  Ceded Earned Premiums .........................           (49,573)         (49,770)         (41,319)
                                                       ------------     ------------     ------------
  Net Earned Premiums ...........................           100,555           72,050           58,188
  Net Investment Income .........................             9,703            7,910            6,506
  Net Realized Investment Gain (Loss) ...........               (16)             260              181
  Other Income ..................................               228              282              309
                                                       ------------     ------------     ------------
       TOTAL REVENUE ............................           110,470           80,502           65,184
                                                       ------------     ------------     ------------

Losses and Expenses:
  Loss and Loss Adjustment Expenses .............            61,839           44,720           40,661
  Net Reinsurance Recoveries ....................            (6,830)          (4,602)          (7,434)
                                                       ------------     ------------     ------------
  Net Loss and Loss Adjustment Expenses .........            55,009           40,118           33,227
  Acquisition Costs and Other
     Underwriting Expenses ......................            31,344           22,210           17,105
  Other Operating Expenses ......................             1,909            1,386            2,564
                                                       ------------     ------------     ------------
      TOTAL LOSSES AND EXPENSES .................            88,262           63,714           52,896
                                                       ------------     ------------     ------------

Income Before Income Taxes ......................            22,208           16,788           12,288
                                                       ------------     ------------     ------------

Income Tax Expense (Benefit):
  Current .......................................             6,521            3,596            2,760
  Deferred ......................................            (1,183)            (182)            (302)
                                                       ------------     ------------     ------------
      TOTAL INCOME TAX EXPENSE ..................             5,338            3,414            2,458
                                                       ------------     ------------     ------------
      NET INCOME ................................      $     16,870     $     13,374     $      9,830
                                                       ============     ============     ============

Per Average Share Data:
  BASIC EARNINGS PER SHARE(1) ...................      $       1.38     $       1.13     $       0.85
                                                       ============     ============     ============

  DILUTED EARNINGS PER SHARE(1) .................      $       1.13     $       0.94     $       0.72
                                                       ============     ============     ============


Weighted Average Common Shares Outstanding(1) ...        12,193,659       11,879,506       11,627,702

Weighted Average Share Equivalents Outstanding(1)         2,736,039        2,373,742        2,049,004
                                                       ------------     ------------     ------------
Weighted Average Share and Share Equivalents
  Outstanding(1) ................................        14,929,698       14,253,248       13,676,706
                                                       ============     ============     ============


(1) 1996 and 1995 share information restated to reflect a two for one split of the Company's common stock distributed in November 1997, see Note 11.

      The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    For the Years Ended December 31,
                                                            ----------------------------------------------
                                                                 1997             1996             1995
                                                            ------------     ------------     ------------
Common Shares (1):
  Balance at Beginning of Year .........................      12,079,612       11,627,702       11,627,702
  Issuance of Shares
    Pursuant to Employee Stock Purchase Plan ...........          78,569          156,910             --
    Pursuant to Employee Stock Option Plan .............          84,250          295,000             --
                                                            ------------     ------------     ------------
      BALANCE AT END OF YEAR ...........................      12,242,431       12,079,612       11,627,702
                                                            ============     ============     ============
Common Stock:
  Balance at Beginning of Year .........................    $     41,167     $     39,057     $     39,096
  Issuance of Shares
    Pursuant to Employee Stock Purchase Plan ...........             898            1,131             --
  Exercise of Employee Stock Options, Net of Tax Benefit             723              979             --
  Other ................................................            --               --                (39)
                                                            ------------     ------------     ------------
      BALANCE AT END OF YEAR ...........................          42,788           41,167           39,057
                                                            ------------     ------------     ------------
Notes Receivable from Shareholders:
  Balance at Beginning of Year .........................            (924)            --               --
  Notes Receivable Issued
    Pursuant to Employee Stock Purchase Plan ...........            (873)          (1,131)            --
  Collection of Notes Receivable .......................             375              207             --
      BALANCE AT END OF YEAR ...........................          (1,422)            (924)            --
Unrealized Investment Appreciation (Depreciation),
  Net of Deferred Income Taxes:
    Balance at Beginning of Year .......................           7,374            4,608           (1,317)
    Change in Unrealized Investment Appreciation
      (Depreciation), Net of Deferred Income Taxes .....           7,649            2,766            5,925
                                                            ------------     ------------     ------------
      BALANCE AT END OF YEAR ...........................          15,023            7,374            4,608
                                                            ------------     ------------     ------------
Retained Earnings:
  Balance at Beginning of Year .........................          38,025           24,651           14,821
  Net Income ...........................................          16,870           13,374            9,830
                                                            ------------     ------------     ------------
      BALANCE AT END OF YEAR ...........................          54,895           38,025           24,651
                                                            ------------     ------------     ------------
      TOTAL SHAREHOLDERS' EQUITY .......................    $    111,284     $     85,642     $     68,316
                                                            ============     ============     ============



(1) 1996 and 1995 share information restated to reflect a two for one split of the Company's common stock distributed in November 1997, see Note 11.

      The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 For the Years Ended December 31,
                                                              --------------------------------------
                                                                1997           1996           1995
                                                              --------       --------       --------
Cash Flows from Operating Activities:
  Net Income ..............................................   $ 16,870       $ 13,374       $  9,830
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Net Realized Investment (Gain) Loss .................         16           (260)          (181)
      Depreciation and Amortization Expense ...............      1,232            930            951
      Deferred Income Tax Benefit .........................     (1,183)          (182)          (302)
      Change in Premiums Receivable .......................     (7,157)          (214)           860
      Change in Other Receivables .........................       (655)        (5,747)        (5,748)
      Change in Deferred Acquisition Costs ................     (1,937)        (3,876)        (1,246)
      Change in Other Assets ..............................     (2,511)          (817)          (363)
      Change in Unpaid Loss and Loss Adjustment
        Expenses ..........................................     25,788         18,956         18,511
      Change in Unearned Premiums .........................      8,962         15,035          4,673
      Change in Other Liabilities .........................       (575)          (184)        (1,696)
      Change in Income Taxes Payable ......................       (834)           548            (53)
                                                              --------       --------       --------
        Net Cash Provided by Operating Activities .........     38,016         37,563         25,236
                                                              --------       --------       --------

Cash Flows from Investing Activities:
  Proceeds from Sales of Investments in Fixed
    Maturities Available for Sale .........................      5,564          2,594         12,543
  Proceeds from Maturity of Investments in Fixed
    Maturities Available for Sale .........................      9,305          9,476          1,272
  Proceeds from Sale of Investments in Fixed
    Maturities Held to Maturity ...........................       --             --              915
  Proceeds from Maturity of Investments in Fixed
    Maturities Held to Maturity ...........................       --             --              932
  Proceeds from Sales of Investments in Equity
    Securities ............................................      5,896          2,168          5,655
  Cost of Fixed Maturities Available for Sale
    Acquired ..............................................    (42,309)       (32,783)       (47,101)
  Cost of Fixed Maturities Held to Maturity
    Acquired ..............................................       --             --             (301)
  Cost of Equity Securities Acquired ......................    (15,536)       (12,412)        (5,616)
  Other - Net .............................................       --             --           (3,000)
  Purchase of Property and Equipment, net .................     (1,609)        (1,989)        (1,319)
                                                              --------       --------       --------
        Net Cash Used for Investing Activities ............    (38,689)       (32,946)       (36,020)
                                                              --------       --------       --------

Cash Flows from Financing Activities:
  Exercise of Employee Stock Options, net of Tax Benefit ..        723            979           --
  Collection of Notes Receivable ..........................        375            207           --
  Proceeds from Shares Pursuant to Employee Stock
        Purchase Plan .....................................         25           --             --
                                                              --------       --------       --------
        Net Cash Provided by Financing Activities .........      1,123          1,186           --
                                                              --------       --------       --------
 Net Increase (Decrease) in Cash and Cash Equivalents .....        450          5,803        (10,784)
 Cash and Cash Equivalents at Beginning of Year ...........     11,483          5,680         16,464
                                                              --------       --------       --------
 CASH AND CASH EQUIVALENTS AT END OF YEAR .................   $ 11,933       $ 11,483       $  5,680
                                                              ========       ========       ========
 Cash Paid During the Year for:
  Income Taxes ............................................   $  7,158       $  3,024       $  3,323

 Non-Cash Transactions:
  Issuance of Shares Pursuant to Employee
    Stock Purchase Plan in exchange for Notes Receivable ..   $    873       $  1,131       $   --



        The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

Philadelphia Consolidated Holding Corp. ("Philadelphia Insurance"), and its subsidiaries (collectively the "Company") doing business as Philadelphia Insurance Companies, include two Pennsylvania domiciled property and casualty insurance companies, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company ("Insurance Subsidiaries"), and an underwriting manager Maguire Insurance Agency, Inc. The Company designs, markets, and underwrites specialty commercial property and casualty insurance products for the rent a car industry, automobile leasing industry, non-profit organizations, the health, fitness and wellness industry, and selected classes of professional liability. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company prepared in conformity with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior years' amounts have been reclassified for comparative purposes.

(a)  INVESTMENTS

Investments classified as Available for Sale are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders' equity, net of applicable deferred income taxes. Income on fixed maturities is recognized on the accrual basis.

The decision to purchase or sell investments is based on management's assessment of various factors such as foreseeable economic conditions, including current interest rates and the interest rate risk, and the liquidity and capital positions of the Company.

Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for collaterized mortgage and asset backed securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain collaterized mortgage and asset backed securities repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Collaterized mortgage and asset backed securities amounted to $18,630,800 and $0 at December 31, 1997 and December 31, 1996, respectively. The collaterized mortgage and asset back securities held as of December 31, 1997 are short tranche securities possessing favorable prepayment risk profiles.

Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders' equity, net of applicable deferred income taxes.

Realized investment gains and losses are calculated on the specific identification basis and recorded as income when the securities are sold.

(b)  CASH AND CASH EQUIVALENTS

Cash equivalents, consisting of fixed maturity investments with maturities of three months or less when purchased and money market funds, are stated at cost which approximates market value.

(c) DEFERRED ACQUISITION COSTS

Policy acquisition costs, which include commissions, premium taxes, fees and other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience, as the premiums are earned. Amortization of policy acquisition costs in the accompanying consolidated statements of operations was $25,034,000, $17,739,000 and $13,662,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

(d)  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Costs incurred in developing information systems technology are capitalized and included in property and equipment. These costs are amortized over their useful lives from the dates the systems technology became operational. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in earnings.

(e)  RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

The liability for unpaid loss and loss adjustment expenses includes an amount determined on the basis of claims adjusters' evaluations and an amount, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. The methods of making such estimates and establishing the resulting liabilities are continually reviewed and updated and any adjustments resulting therefrom are reflected in operations currently.

(f)  UNEARNED PREMIUMS

Premiums are generally earned on a pro rata basis over the terms of the policies. Premiums applicable to the unexpired terms of the policies in-force are reported as unearned premiums.

(g)  REINSURANCE CEDED

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Amounts for reinsurance assets and liabilities are reported gross.

(h)  INCOME TAXES

The Company files a consolidated federal income tax return. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date (see Note
8).

(i)  EARNINGS PER SHARE

Earnings per share and common stock equivalents outstanding have been retroactively restated to reflect the increased number of common shares resulting from a two for one stock split that was announced in October 1997 and distributed to shareholders on November 5, 1997. A total of 6,119,716 additional shares were issued as a result of the stock split. The par value of the Company's stock remained unchanged.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," specifying the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. Under SFAS No. 128, basic and diluted per share amounts shall be presented for net income on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted the provisions of SFAS No. 128 as of December 31, 1997 and restated all prior period earnings per share data to conform with the provisions of this Statement.

2.  STATUTORY INFORMATION

Accounting Principles. The Philadelphia Indemnity Insurance Company ("PIIC") and the Philadelphia Insurance Company ("PIC") are domiciled in the Commonwealth of Pennsylvania. PIIC and PIC are required to report to certain regulatory agencies on the basis of Statutory Accounting Practices ("SAP"). The statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as Commonwealth laws, regulations and general administrative rules. Permitted Statutory Accounting Practices encompass all accounting practices not so prescribed.

Generally accepted accounting principles ("GAAP") differ in certain respects from SAP prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania. The principal differences between SAP and GAAP are as follows:

      Under SAP, investments in debt securities are carried at amortized cost, while under GAAP, investments in debt securities classified as Available for Sale are carried at fair value;

      Under SAP, policy acquisition costs, such as commissions, premium taxes, fees, and other costs of underwriting policies are charged to current operations as incurred, while under GAAP, such costs are deferred and amortized on a pro rata basis over the period covered by the policy;

      Under SAP, certain assets, designated as "Non-admitted Assets" (such as prepaid expenses) are charged against surplus;

      Under SAP, federal income taxes are only provided on taxable income for which income taxes are currently payable, while under GAAP, deferred income taxes are provided with respect to temporary differences;

      Under SAP, certain reserves are established in amounts which differ from amounts which would be provided in conformity with GAAP.

Financial Information: The statutory capital and surplus of PIIC as of December 31, 1997 and 1996 was $75,894,000 and $60,175,000, respectively. Statutory net income of PIIC for the years ended December 31, 1997, 1996 and 1995 was $8,839,000, $5,626,000, and $5,416,000, respectively.

The statutory capital and surplus of PIC as of December 31, 1997 and 1996 was $30,091,000 and $21,732,000, respectively. Statutory net income of PIC for the years ended December 31, 1997, 1996 and 1995 was $5,494,000, $3,629,000, and
$3,587,000, respectively.

Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which PIIC may pay to Philadelphia Insurance during 1998 without prior approval is $8,839,000 and the maximum dividend which PIC may pay to Philadelphia Insurance during 1998 without prior approval is $5,494,000.

Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards, PIIC's and PIC's capital and surplus at December 31, 1997 is in excess of the prescribed risk-based capital requirements.

3.  INVESTMENTS

The Company invests primarily in investment grade fixed maturities, the majority of which are rated "A" or better by Standard and Poor's. The cost, gross unrealized gains and losses, estimated market value and carrying value of investments as of December 31, 1997 and 1996 are as follows (in thousands):

                                                       Gross          Gross         Estimated
                                                    Unrealized      Unrealized        Market           Carrying
                                       Cost (1)        Gains          Losses        Value (2)            Value
                                       ----            -----          ------        ---------            -----
DECEMBER 31, 1997
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S.
   Government Corporations and      $ 15,391          $   273          $  9          $ 15,655          $ 15,655
   Agencies

   Obligations of States and         105,117            4,670            91           109,696           109,696
   Political Subdivisions

   Corporate Debt Securities          44,544              801            18            45,327            45,327
---------------------------------------------------------------------------------------------------------------
   Total Fixed Maturities
   Available for Sale                165,052            5,744           118           170,678           170,678
---------------------------------------------------------------------------------------------------------------
Equity Securities                     29,501           17,800           313            46,988            46,988
---------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                   $194,553          $23,544          $431          $217,666          $217,666
===============================================================================================================

DECEMBER 31, 1996
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S.
   Government Corporations and
   Agencies                         $ 20,450          $   159          $ 52          $ 20,557          $ 20,557

   Obligations of States and         105,682            3,369           164           108,887           108,887
   Political Subdivisions

   Corporate Debt Securities          11,625              236            69            11,792            11,792
---------------------------------------------------------------------------------------------------------------
   Total Fixed Maturities
   Available for Sale                137,757            3,764           285           141,236           141,236
---------------------------------------------------------------------------------------------------------------
Equity Securities                     19,648            7,930           236            27,342            27,342
---------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                   $157,405          $11,694          $521          $168,578          $168,578
===============================================================================================================


(1) Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts.

(2)   Estimated market values have been based on quoted market prices.

The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders' equity at December 31, 1997.

The cost and estimated market value of fixed maturity securities at December 31, 1997, by remaining contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                      Estimated
                                                                                                       Market
                                                                           Cost (1)                   Value (2)
                                                                        ----------------         --------------------
Due in One Year or Less                                                   $     4,075                 $     4,079
Due After One Year Through Five Years                                          40,460                      41,267
Due After Five Years through Ten Years                                         92,935                      96,509
Due After Ten Years                                                            27,582                      28,823
---------------------------------------------------------------------------------------------------------------------
                                                                          $   165,052                 $   170,678
=====================================================================================================================


(1) Original cost adjusted for amortization of premiums and accretion of discounts.

(2)   Estimated market values have been based on quoted market prices.

The sources of net investment income for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                                 1997               1996                  1995
                                                            ---------------    ----------------    ----------------
Fixed Maturities:
   Available for Sale                                         $  8,978            $  7,377            $   4,583
   Held to Maturity                                                --                  --                 1,366
Equity Securities                                                  480                 257                  217
Cash and Cash Equivalents                                          602                 422                  479
-------------------------------------------------------------------------------------------------------------------
Total Investment Income                                         10,060               8,056                6,645
Investment Expense                                                (357)               (146)                (139)
-------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                         $  9,703            $  7,910             $  6,506
===================================================================================================================


There are no investments in fixed maturity securities that were non-income producing during the years ended December 31, 1997, 1996 and 1995. Investment expense includes $164,000, $60,000, and $84,000 in advisory fees paid to a related party in 1997, 1996 and 1995, respectively.

Realized pre-tax gains (losses) on the sale of investments for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                                  1997              1996                 1995
                                                            ---------------    ---------------      --------------
Fixed Maturities:
   Available for Sale
     Gross Realized Gains                                        $  22             $    47              $  403
     Gross Realized Losses                                         (52)                (28)                (43)
------------------------------------------------------------------------------------------------------------------
Net Gain (Loss)                                                    (30)                 19                 360
------------------------------------------------------------------------------------------------------------------
   Held to Maturity
     Gross Realized Losses                                         --                  --                  (57)
------------------------------------------------------------------------------------------------------------------
Net Loss                                                           --                  --                  (57)
------------------------------------------------------------------------------------------------------------------
Equity Securities
   Gross Realized Gains                                            628                 280                 223
   Gross Realized Losses                                          (614)                (39)               (345)
------------------------------------------------------------------------------------------------------------------
Net Gain (Loss)                                                     14                 241                (122)
------------------------------------------------------------------------------------------------------------------
TOTAL NET REALIZED
INVESTMENT GAIN (LOSS)                                           $ (16)            $   260              $  181
==================================================================================================================

4.  RESTRICTED ASSETS

PIIC and PIC have investments, principally U.S. Treasury securities on deposit with the various states in which they are licensed insurers. At December 31, 1997 and 1996 the carrying value on deposit totaled $10,912,000 and $7,070,000, respectively.

5.  TRUST ACCOUNTS

The Company is required to maintain certain investments in trust accounts under reinsurance agreements with unrelated insurance companies that cede insurance risks to the Company. At December 31, 1997 and 1996 the Company had investments with a carrying value of $2,403,000 and $2,868,000, respectively, in trust accounts pursuant to a terminated quota share reinsurance agreement. Under the terms of this agreement, net premiums received by the Company were invested and held in a trust account to pay future claims. Interest income on these investments is distributed to the parties to the quota share agreement on a quarterly basis. The Company receives its interest in net trust investments in accordance with a formula that specifies certain percentages of funds to be released over a five-year period as losses are settled.

The Company also maintains investments in trust accounts under current reinsurance agreements with unrelated insurance companies. These investments collateralize the Company's obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest, and other income resulting from investment of these assets are owned by the Company, and are distributed on a monthly basis. At December 31, 1997 and 1996 the carrying value of these trust fund investments were $12,205,000 and $23,223,000, respectively.

The Company's share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.

6.  PROPERTY AND EQUIPMENT

The following table summarizes property and equipment at December 31, 1997 and 1996 (dollars in thousands):

                                                    December 31,
                                        --------------------------------------     Estimated Useful
                                               1997                1996              Lives (Years)
                                               ----                ----              -------------
Furniture, Fixtures and Automobiles
                                           $   2,473           $   2,256                   5

Computer and Telephone Equipment               7,176               6,004                 3 - 7

Land and Building                              2,277               2,272                   40
Leasehold Improvements                           974                 812                   12
------------------------------------------------------------------------------
                                              12,900              11,344
Accumulated Depreciation and
Amortization                                  (7,103)             (6,118)
------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                     $   5,797           $   5,226
==============================================================================

Included in property and equipment are costs incurred in developing or purchasing information systems technology of $2,516,500 and $2,447,600 in 1997 and 1996, respectively. Amortization of these costs was $180,200, $100,100, and $115,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation expense excluding amortization of capitalized information systems technology costs was $858,200, $530,000, and $395,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

7.  LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for Unpaid Loss and Loss Adjustment Expenses is summarized as follows (in thousands):

                                                            1997                  1996                  1995
                                                       ---------------       ---------------       ---------------
Balance at January 1                                      $  96,642             $  77,686             $  59,175
   Less Reinsurance Receivables                              10,919                 9,440                 5,580
                                                          ---------             ---------             ---------
   Net Balance at January 1                                  85,723                68,246                53,595
                                                          ---------             ---------             ---------

Incurred related to:
   Current Year                                              56,725                41,083                34,152
   Prior Years                                               (1,716)                 (965)                 (925)
                                                          ---------             ---------             ---------
Total Incurred                                               55,009                40,118                33,227
                                                          ---------             ---------             ---------

Paid related to:
   Current Year                                               9,512                 7,427                 6,186
   Prior Years                                               22,292                15,214                12,390
                                                          ---------             ---------             ---------
Total Paid                                                   31,804                22,641                18,576
                                                          ---------             ---------             ---------

Net Balance at December 31                                  108,928                85,723                68,246
   Plus Reinsurance Receivables                              13,502                10,919                 9,440
                                                          ---------             ---------             ---------
Balance at December 31                                    $ 122,430             $  96,642             $  77,686
                                                          =========             =========             =========

As a result of changes in estimates of insured events of prior years, the Company reduced losses and loss adjustment expenses incurred by $1,716,000, $965,000 and $925,000 in 1997, 1996 and 1995, respectively. Such favorable development was due to losses emerging at a lesser rate than had been originally anticipated when the initial reserves for the applicable accident years were estimated.

8.  INCOME TAXES

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                                         December 31,
                                                                          ----------------------------------------
                                                                                 1997                    1996
                                                                                 ----                    ----
Assets:
Effect of Loss Reserve Discounting                                            $  5,735                $  4,725
Excess of Tax Over Financial Reporting Earned Premium                            2,709                   1,922
Other Assets                                                                       128                     127
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                     8,572                   6,774
==================================================================================================================

Liabilities:
Deferred Policy Acquisition Costs, Deductible for Tax                            3,752                   3,074
Property and Equipment Basis                                                       494                     416
Tax Effect of Unrealized Appreciation of Securities                              8,089                   3,798
Other Liabilities                                                                  585                     726
------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                                              12,920                   8,014
------------------------------------------------------------------------------------------------------------------
Net Deferred Income Tax Liability                                             $  4,348                $  1,240
==================================================================================================================

The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate (dollars in thousands):

                                                                                 Amount of Tax           Percent
                                                                              -------------------    ----------------
For the year ended December 31, 1997:
Federal Tax at Statutory Rate                                                    $    7,773                35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion                  (1,812)               (8)
Other, Net                                                                             (623)               (3)
---------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                                               $    5,338                24%
=====================================================================================================================

For the year ended December 31, 1996:
Federal Tax at Statutory Rate                                                    $    5,708                34%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion                  (1,670)              (10)
Other, Net                                                                             (624)               (4)
---------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                                               $    3,414                20%
=====================================================================================================================

For the year ended December 31, 1995:
Federal Tax at Statutory Rate                                                    $    4,178                34%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion                  (1,303)              (11)
Other, Net                                                                             (417)               (3)
---------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                                               $    2,458                20%
=====================================================================================================================

As of December 31, 1997, the Company has approximately $0.9 million in net operating loss carryforwards, which expire in 2000 and 2001, available to offset future taxable income. Utilization of the loss carryfowards is limited to an annual amount of $336,000. For financial reporting purposes, the tax benefit of any utilization of these operating loss carryfowards is applied to reduce goodwill ($114,000 in 1997) and does not reduce income tax expense.

Philadelphia Insurance has entered into tax sharing agreements with each of its subsidiaries. Under the terms of these agreements, the income tax provision is computed as if each subsidiary were filing a separate federal income tax return including adjustments for the income tax effects of net operating losses and other special tax attributes regardless of whether those attributes are utilized in the Company's consolidated federal income tax return.

9.  REINSURANCE

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders.

The loss and loss adjustment expense reserves ceded under such arrangements were $13,502,000 and $10,919,000 at December 31, 1997 and 1996, respectively. The
Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance reserves that are with companies rated "A" (Excellent) or better by A.M. Best Company is 100% and 97% as of December 31, 1997 and 1996, respectively. Additionally, approximately 2%, 4%, and 11% of the Company's net written premiums for the years ended December 31, 1997, 1996 and 1995, respectively, were assumed from an unrelated reinsurance company.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                                                                   WRITTEN               EARNED
                                                                                   -------               ------
For the Year Ended December 31, 1997:
Direct Business                                                                 $  157,060          $   147,514
Reinsurance Assumed                                                                  2,031                2,614
Reinsurance Ceded                                                                   47,294               49,573
---------------------------------------------------------------------------------------------------------------
NET PREMIUMS                                                                    $  111,797          $   100,555
===============================================================================================================
Percentage Assumed of Net                                                                                  2.6%
===============================================================================================================

For the Year Ended December 31, 1996:
Direct Business                                                                 $  132,611          $   117,354
Reinsurance Assumed                                                                  4,244                4,466
Reinsurance Ceded                                                                   52,861               49,770
---------------------------------------------------------------------------------------------------------------
NET PREMIUMS                                                                    $   83,994          $    72,050
===============================================================================================================
Percentage Assumed of Net                                                                                  6.2%
===============================================================================================================

For the Year Ended December 31, 1995:
Direct Business                                                                 $   97,519          $    92,046
Reinsurance Assumed                                                                  6,661                7,461
Reinsurance Ceded                                                                   42,108               41,319
---------------------------------------------------------------------------------------------------------------
NET PREMIUMS                                                                    $   62,072          $    58,188
===============================================================================================================
Percentage Assumed of Net                                                                                 12.8%
===============================================================================================================

10.      SHAREHOLDERS' EQUITY

The Company has established non-qualified stock bonus and stock option plans. Under the stock bonus plan, the Company has granted a total of 137,500 shares to certain officers of the Company, of which all such shares have been issued and are vested.

Under the Company's stock option plan, stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options outstanding as of December 31, 1994 are exercisable over a four to five year vesting period. Options issued in 1997, 1996 and 1995 are exercisable after the expiration of five years following the grant date. Under this plan, the Company has reserved 2,475,000 shares of common stock for issuance pursuant to options granted under the plan.

In addition to stock options granted pursuant to the Company's stock option plan, the Company's Board of Directors have granted previous awards of 2,613,492 stock options.

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at a fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for the Company's compensation instruments is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following is a summary of the Company's option activity, including weighted average option information:

                                         1997                             1996(2)                           1995(2)
                            -------------------------------    ------------------------------     -----------------------------
                                               Exercise                          Exercise                          Exercise
                                                Price                              Price                             Price
                              Options        Per Option(1)       Options       Per Option(1)       Options       Per Option(1)
                            ------------    ---------------    ------------    --------------     -----------    --------------
Outstanding at beginning
of year                       3,572,292        $    3.86         3,200,642        $   2.84         3,184,742        $   2.81
Granted                           5,000        $   16.38           917,900        $   8.39            43,400        $   6.11
Exercised                       (84,250)       $    4.42          (292,500)       $   3.33           (20,000)       $   4.47
Canceled                        (20,000)       $    6.00          (253,750)       $   8.05            (7,500)       $   4.94
                            ------------                       ------------                       -----------
Outstanding at end of year    3,473,042        $    3.85         3,572,292        $   3.86         3,200,642        $   2.84
                            ============                       ============                       ===========

Exercisable at end of year    2,768,792                          2,819,218                         3,097,392

Weighted-average fair
 value of options granted
 during the year           $       6.38                        $      2.87                        $     2.14

                                                                Exercise                       Exercisable
                                             Outstanding         Price          Remaining           at            Exercise
                                             At December          Per          Contractual       December           Price
Range of Exercise Prices                       31, 1997         Option(1)      Life (Years)      31, 1997       Per Option(1)
-------------------------------------------------------------------------------------------------------------------------------
$2.61                                         2,691,742         $   2.61           5.1           2,689,192        $   2.61
$4.75 to $7.31                                  108,400         $   5.52           3.9              79,600        $   5.37
$8.13 to $9.31                                  667,900         $   8.48           8.2                 --              --
$16.38                                            5,000         $  16.38           9.9                 --              --
                                              ---------                                          ---------
                                              3,473,042         $   3.85                         2,768,792        $   2.69
                                              =========                                          =========


(1)   Weighted Average Exercise Price Per Option.

(2) Restated to reflect a two for one split of the Company's common stock distributed in November 1997, see Note 11.

The Company has established a non-qualified Employee Stock Purchase Plan (the "Stock Purchase Plan"). The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan is 500,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 78,569 and 52,144 shares in 1997 and 1996, respectively. The weighted average fair value of those purchase rights granted in 1997 and 1996 was $1.94 and $1.51, respectively.

In addition, the Company has also established a non-qualified Directors Stock Purchase Plan ("Directors Plan") for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 50,000. Non-employee Directors, during monthly offering periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the last business day of the offering period. No shares have been issued pursuant to the Directors Plan as of December 31, 1997.

Since the Company has adopted the disclosure-only provisions of SFAS No. 123, no compensation cost has been recognized for the Company's compensation instruments. The following represents pro forma information as if the Company recorded compensation costs using the fair value of the issued compensation instruments (the results may not be indicative of the actual effect on net income in future years) (in thousands, except per average common share data):

                                                                   1997             1996(1)         1995(1)
                                                               ------------      ------------    ------------
Net Income As Reported                                          $   16,870        $   13,374      $    9,830
Assumed Stock Compensation Cost                                        354               281              22
                                                                ----------        ----------      ----------
Pro Forma Net Income                                            $   16,516        $   13,093      $    9,808
                                                                ==========        ==========      ==========
Diluted Earnings Per Average Common Share as Reported           $     1.13        $     0.94      $     0.72
                                                                ==========        ==========      ==========
Pro Forma Diluted Earnings Per Average Common Share             $     1.11        $     0.92      $     0.72
                                                                ==========        ==========      ==========

(1) Per share information restated to reflect a two for one split of the Company's common stock distributed in November 1997, see Note 11.

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted average assumptions:

                                                                     1997            1996         1995
                                                                 ------------    ------------ ------------
Expected Stock Volatility                                            25.9%           20.0%        19.3%
Risk Free Interest Rate                                               5.8%            5.8%         6.4%
Expected Option Life-Years                                            6.0             6.0          6.0
Expected Dividends                                                    0.0%            0.0%         0.0%

11.   COMMON STOCK SPLIT

On October 16, 1997, the Board of Directors approved a two for one split of the Company's common stock payable to shareholders of record on October 27, 1997 for distribution on November 5, 1997. Weighted average common shares outstanding, common stock equivalents, and earnings per share have been restated to reflect this stock split.

12.  PROFIT SHARING

The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 50% of the participant's pretax contribution, subject to a maximum of 6% of the participant's eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company's contribution upon completion of 7 years of service. The Company's contributions to the plan were $474,300, $322,400, and $267,500 in 1997, 1996 and 1995, respectively.

13.  COMMITMENTS AND CONTINGENCIES

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

The Company currently leases office space to serve as its headquarters location and 38 field offices for its production underwriters. Rental expense for these operating leases was $916,700, $736,700, and $187,800 for the years ended December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997, the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997 were as follows:

Year Ending December 31:
1998                                                          $1,256,000
1999                                                           1,067,000
2000                                                             837,000
2001                                                             704,000
2002 and Thereafter                                              756,000
================================================================================
TOTAL MINIMUM PAYMENTS REQUIRED                               $4,620,000
================================================================================

14.  SUMMARY OF QUARTERLY FINANCIAL INFORMATION - UNAUDITED

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1997 and 1996 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

                                                                Three Months Ended(1)
                                        ------------------------------------------------------------------
                                           March 31,        June 30,       September 30,    December 31,
                                             1997             1997             1997             1997
                                        ---------------  ---------------  ---------------  ---------------
Net Earned Premiums                       $    22,388      $    25,163      $    26,492      $    26,512
Net Investment Income                     $     2,211      $     2,404      $     2,535      $     2,553
Net Loss and Loss Adjustment Expenses     $    12,481      $    13,832      $    14,429      $    14,267
Acquisition Costs and Other
  Underwriting Expenses                   $     6,946      $     7,858      $     8,429      $     8,111
Net Income                                $     3,622      $     3,992      $     4,468      $     4,788

Basic Earnings Per Share                  $      0.30      $      0.33      $      0.37      $      0.39
Diluted Earnings Per Share                $      0.25      $      0.27      $      0.30      $      0.32

Weighted Average Common Shares
  Outstanding                              12,133,216       12,175,688       12,223,940       12,240,286
Weighted Average Share Equivalents
  Outstanding                               2,570,174        2,674,217        2,815,533        2,792,963
                                          -----------      -----------      -----------      -----------
Weighted Average Share and Share
Equivalents Outstanding                    14,703,390       14,849,905       15,039,473       15,033,249
                                          ===========      ===========      ===========      ===========

                                                                Three Months Ended(1)
                                        ------------------------------------------------------------------
                                           March 31,        June 30,       September 30,    December 31,
                                             1996             1996             1996             1996
                                        ---------------  ---------------  ---------------  ---------------
Net Earned Premiums                       $    15,817     $    17,190       $    20,323      $    18,720
Net Investment Income                     $     1,846     $     1,885       $     2,041      $     2,138
Net Loss and Loss Adjustment Expenses     $     8,674     $     9,089       $    12,120      $    10,235
Acquisition Costs and Other
  Underwriting Expenses                   $     5,107     $     5,836       $     5,920      $     5,347
Net Income                                $     2,715     $     3,057       $     3,462      $     4,140

Basic Earnings Per Share                  $      0.23     $      0.26       $      0.29      $      0.34
Diluted Earnings Per Share                $      0.19     $      0.22       $      0.24      $      0.29

Weighted Average Common Shares
  Outstanding                              11,627,702      11,754,382        12,055,068       12,081,944
Weighted Average Share Equivalents
  Outstanding                               2,372,724       2,394,441         2,128,804        2,387,123
                                          -----------     -----------       -----------      -----------
Weighted Average Share and Share
Equivalents Outstanding                    14,000,426      14,148,823        14,183,872       14,469,067
                                          ===========     ===========       ===========      ===========

(1) All periods, except for the three months ended December 31, 1997, were restated to reflect a two for one split of the Company's common stock distributed in November 1997, see Note 11.

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

Item 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the Proxy Statement under the captions "Executive Compensation","Stock Option Exercises and Holdings" and "Directors Compensation".

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


                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

          1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 23 are filed as part of this Report.

          2. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Exhibit No.                Description
-----------                -----------
3.1      *                 Articles of Incorporation of Philadelphia Insurance, as amended to date.

3.1.1    *                 Amendment to Articles of Incorporation of Philadelphia Insurance.

3.2      *                 By-laws of Philadelphia Insurance, as amended to date.

10.1     * (1)             Amended and Restated Key Employees' Stock Option Plan.

10.1.1   ********(1)       Amended and Restated Key Employees' Stock Option Plan.

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

10.15.2  *********         E & O Insurance Policy effective July 20, 1997.

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

10.32    *****             Lease Agreement dated August 30, 1995 with The Prudential Insurance Company of America.

10.33    ******(1)         Employee Stock Purchase Plan.

10.34    ******(1)         Cash Bonus Plan.

10.35    ******(1)         Executive Deferred Compensation Plan.

10.36    ********(1)       Directors Stock Purchase Plan

10.37    *********         Lease Agreement dated May 8, 1997 with Bala Plaza, Inc.

10.38    *********         Casualty Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Property
                           Per Risk Excess of Loss Reinsurance Agreement effective January 1, 1997 and Property Facultative
                           Excess of Loss Automatic  Reinsurance Agreement effective January 1, 1997.

10.39    *********         Automobile Leasing Residual Value Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Second Casualty Excess of Loss Reinsurance Agreement, effective January 1, 1997.

11       *********         Statement regarding computation of earnings per share.

21       *                 List of Subsidiaries of the Registrant.

23       *********         Consent of Coopers & Lybrand L.L.P.

24       *                 Power of Attorney.

27       *********         Financial Data Schedule.

99.1     *********         Report of Independent Accountants of Coopers & Lybrand L.L.P. on Financial Statement
                           Schedules.


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

******* Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

******** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 And incorporated by reference.

*********     Filed herewith.

(1)           Compensatory Plan or Arrangement, or Management
              Contract.

(b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Philadelphia Consolidated Holding Corp.

                       By:   /s/ James J. Maguire
                          -----------------------
                       James J. Maguire
                       Chairman of the Board of Directors, President, and Chief Executive Officer

                       March 12, 1998

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

                    Signature                               Title                                      Date
                    ---------                               -----                                      ----
              /s/ James J. Maguire                 Chairman of the Board of                       March 12, 1998
        --------------------------------   Directors, President and Chief Executive
                 James J. Maguire           Officer (Principal Executive Officer)



                                            Vice President, Secretary, Treasurer,
               /s/ Craig P. Keller               and Chief Financial Officer                      March 12, 1998
        --------------------------------          (Principal Financial and
                   Craig P. Keller                    Accounting Officer)



               /s/ Sean S. Sweeney             Senior Vice President, Director                    March 12, 1998
        --------------------------------
                  Sean S. Sweeney



            /s/ James J. Maguire, Jr.              Vice President, Director                       March 12, 1998
        --------------------------------
              James J. Maguire, Jr.



           /s/ William J. Henrich, Jr.                     Director                               March 12, 1998
        --------------------------------
              William J. Henrich, Jr.



             /s/ Paul R. Hertel, Jr.                       Director                               March 12, 1998
        --------------------------------
                Paul R. Hertel, Jr.



               /s/ Roger L. Larson                         Director                               March 12, 1998
        --------------------------------
                  Roger L. Larson



              /s/ Thomas J. McHugh                         Director                               March 12, 1998
        --------------------------------
                 Thomas J. McHugh



              /s/ Michael J. Morris                        Director                               March 12, 1998
        --------------------------------
                 Michael J. Morris



            /s/ J. Eustace Wolfington                      Director                               March 12, 1998
        --------------------------------
               J. Eustace Wolfington

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                             As of December 31, 1997
                             (Dollars in Thousands)

---------------------------------------------------------------------------------------------------------------------------
COLUMN A                                                        COLUMN B                 COLUMN C            COLUMN D
                                                                                        Estimated         Amount at which
                                                                                          Market       shown in the Balance
Type of Investment                                               Cost *                   Value                Sheet
---------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
Bonds:
   United States Government and Government
   Agencies and Authorities                                    $   15,391                $ 15,655            $ 15,655
   States, Municipalities and Political Subdivisions              105,117                 109,696             109,696
   Public Utilities                                                 3,367                   3,456               3,456
   All Other Corporate Bonds                                       39,775                  40,483              40,483
Redeemable Preferred Stock                                          1,402                   1,388               1,388
                                                               ----------                --------            --------
                 Total Fixed Maturities                           165,052                 170,678             170,678
                                                               ----------                --------            --------
Equity Securities:
Common Stocks:
   Banks, Trust and Insurance Companies                            15,202                  12,485              12,485
   Industrial, Miscellaneous and all other                         14,299                  34,503              34,503
                                                               ----------                --------            --------
                  Total Equity Securities                          29,501                  46,988              46,988
                                                               ----------                --------            --------
                  Total Investments                            $  194,553                $217,666            $217,666
                                                               ==========                ========            ========


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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                   Schedule II
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                                 Balance Sheets
                        (In Thousands, Except Share Data)


                                                                       As of December 31,
                                                                    -----------------------
                                                                      1997           1996
                                                                      ----           ----
                          ASSETS
Investments:
     Fixed Maturities Available for Sale at Market                  $      30      $     30
     Equity Securities at Market                                         --            --
                                                                    ---------      --------
                     TOTAL INVESTMENTS                                     30            30

Cash and Cash Equivalents                                                  (3)          345
Mortgage Loans (a)                                                      1,125         1,125
Equity in and Advances to Unconsolidated Subsidiaries (a)             109,540        84,072
Goodwill less Accumulated Amortization of $1,495 and $1,313               589           771
Other Assets                                                             --              10
                                                                    ---------      --------
                     TOTAL ASSETS                                   $ 111,281      $ 86,353
                                                                    =========      ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Income Taxes Payable (Recoverable)                                  $    (162)     $    536
Other Liabilities                                                         159           175
                                                                    ---------      --------
                     TOTAL LIABILITIES                                     (3)          711
                                                                    ---------      --------
Commitments and Contingencies

Shareholders' Equity (b):
      Preferred Stock, $.01 Par Value, 10,000,000 Shares
      Authorized, None Issued and Outstanding
      Common Stock, No Par Value, 50,000,000 Shares
      Authorized; 12,242,431 and 12,079,612 Shares Issued and
      Outstanding                                                      42,788        41,167
Notes Receivable from Shareholders                                     (1,422)         (924)
Unrealized Investment Appreciation (Depreciation), Net of
      Deferred Income Taxes                                            15,023         7,374
Retained Earnings                                                      54,895        38,025
                                                                    ---------      --------
                     TOTAL SHAREHOLDERS' EQUITY                       111,284        85,642
                                                                    ---------      --------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 111,281      $ 86,353
                                                                    =========      ========




(a) These items have been eliminated in the Company's Consolidated Financial Statements.

(b) 1996 share information restated to reflect a two for one split of the Company's common stock distributed in November 1997.

See Notes to Consolidated Financial Statements included in Item 8, pages 29-41.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Operations
                                 (In Thousands)

                                                                  For the Years Ended December 31,
                                                                 ----------------------------------
                                                                    1997         1996        1995
                                                                    ----         ----        ----
Revenue:
         Dividends from Subsidiaries (a)                         $   --        $  --       $ 6,000
         Net Investment Income                                         10           11          63
         Net Realized Investment Gain, (Loss) (b)                    --            672         (10)
                                                                 --------      -------     -------
                     TOTAL REVENUE                                     10          683       6,053
                                                                 --------      -------     -------

Expenses:
         Goodwill Amortization                                         68           79          89
         Other                                                        472          417         291
                                                                 --------      -------     -------
                     TOTAL EXPENSES                                   540          496         380
                                                                 --------      -------     -------

Income, (Loss) Before Income Taxes and Equity in Earnings of
 Unconsolidated Subsidiaries                                         (530)         187       5,673
Income Tax Expense (Benefit)                                         (162)          74        (125)
                                                                 --------      -------     -------
Income, (Loss) Before Equity in Earnings of Unconsolidated
  Subsidiaries                                                       (368)         113       5,798
Equity in Earnings of Unconsolidated Subsidiaries                  17,238       13,261       4,032
                                                                 --------      -------     -------
  NET INCOME                                                     $ 16,870      $13,374     $ 9,830
                                                                 ========      =======     =======




(a) This item has been eliminated in the Company's Consolidated Financial Statements.

(b) $665 of this amount has been eliminated in the Company's Consolidated Financial Statements for 1996.




See Notes to Consolidated Financial Statements included in Item 8, pages 29-41.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Cash Flows
                                 (In Thousands)

                                                                                    For the Years Ended December 31,
                                                                                ----------------------------------------
                                                                                    1997          1996          1995
                                                                                    ----          ----          ----
Cash Flows From Operating Activities:

      Net Income                                                                  $ 16,870      $ 13,374      $ 9,830
      Adjustments to Reconcile Net Income to Net
      Cash Provided (Used) by Operating Activities:
           Net Realized Investment (Gain), Loss                                       --            (672)          10
           Equity in Earnings of Unconsolidated Subsidiaries                       (17,238)      (13,261)      (4,032)
           Goodwill Amortization                                                        68            79           89
           Change in Other Liabilities                                                 (16)           25          150
           Change in Other Assets                                                       10            (9)         (38)
           Change in Income Taxes Payable                                             (584)          (88)        (343)
                                                                                  --------      --------      -------
                  Net Cash Provided (Used) by Operating Activities                    (890)         (552)       5,666
                                                                                  --------      --------      -------
Cash Flows From Investing Activities:
      Proceeds From Sales of Investments in Equity Securities                         --           2,335        2,139
      Cost of Fixed Maturities Available for Sale Acquired                            --            --            (30)
      Cost of Equity Securities Acquired                                              --            (119)        (509)
      Net Transfers to Subsidiaries (a)                                               (581)       (2,678)      (7,118)
                                                                                  --------      --------      -------
                  Net Cash Used by Investing Activities                               (581)         (462)      (5,518)
                                                                                  --------      --------      -------
Cash Flows From Financing Activities:
      Exercise of Employee Stock Options, Net of Tax Benefit                           723           979         --
      Collection of Notes Receivable                                                   375           207         --
      Proceeds from Shares Pursuant to Employee Stock Purchase Plan                     25          --           --
                                                                                  --------      --------      -------
                  Net Cash Provided by Financing Activities                          1,123         1,186         --
                                                                                  --------      --------      -------
Net Increase (Decrease) in Cash and Equivalents                                       (348)          172          148
Cash and Cash Equivalents at Beginning of Year                                         345           173           25
                                                                                  --------      --------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $     (3)          345      $   173
                                                                                  ========      ========      =======
Cash Dividends Received From Unconsolidated Subsidiaries                          $   --        $   --        $ 6,000
                                                                                  ========      ========      =======
Non-Cash Transactions:
      Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange
      for Notes Receivable                                                        $    873      $  1,131      $   --



(a) These items have been eliminated in the Company's Consolidated Financial Statements.


See Notes to Consolidated Financial Statements included in Item 8, pages 29-41.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                            Schedule IV - Reinsurance
                                 Earned Premiums
              For the Years Ended December 31, 1997, 1996, and 1995
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------------------
COLUMN A                                     COLUMN B          COLUMN C        COLUMN D         COLUMN E           COLUMN F
-------------------------------------------------------------------------------------------------------------------------------
                                                              Ceded to       Assumed from                       Percentage of
                                           Gross Amount        Other            Other                         Amount Assumed to
                                                              Companies       Companies       Net Amount             Net
-------------------------------------------------------------------------------------------------------------------------------
1997

Property and Casualty Insurance              $147,514          $49,573          $2,614         $100,555              2.6%

===============================================================================================================================

1996

Property and Casualty Insurance              $117,354          $49,770          $4,466         $ 72,050              6.2%

===============================================================================================================================

1995

Property and Casualty Insurance              $ 92,046          $41,319          $7,461         $ 58,188             12.8%

===============================================================================================================================

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          Schedule VI - Supplemental Information Concerning Property -
                         Casualty Insurance Operations
         As of and For the Years Ended December 31, 1997, 1996, and 1995
                             (Dollars in Thousands)




--------------------------------------------------------------------------------------------------------------------
                                                                                                 CLAIMS AND CLAIMS
                                                                                                 ADJUSTMENT EXPENSES
                                                                                                 INCURRED RELATED TO
                                  RESERVE FOR
                                    UNPAID
                       DEFERRED   CLAIMS AND   DISCOUNT IF
                        POLICY      CLAIM         ANY                     NET        NET        (1)           (2)
  AFFILIATION WITH   ACQUISITION  ADJUSTMENT   DEDUCTED IN   UNEARNED    EARNED   INVESTMENT  CURRENT        PRIOR
     REGISTRANT         COSTS      EXPENSES      COLUMN C    PREMIUMS   PREMIUMS    INCOME      YEAR          YEAR

      COLUMN A         COLUMN B    COLUMN C      COLUMN D    COLUMN E   COLUMN F   COLUMN G          COLUMN H
CONSOLIDATED
PROPERTY - CASUALTY
ENTITIES

December 31, 1997      $10,970     $122,430        $0        $42,116    $100,555    $9,703    $56,725        ($1,716)
December 31, 1996      $ 9,033     $ 96,642        $0        $33,154    $ 72,050    $7,910    $41,083        ($  965)
December 31, 1995      $ 5,157     $ 77,686        $0        $18,119    $ 58,188    $6,506    $34,152        ($  925)


                        AMORTIZATION
                        OF DEFERRED     PAID CLAIMS
  AFFILIATION WITH         POLICY        AND CLAIM
     REGISTRANT         ACQUISITION     ADJUSTMENT      NET WRITTEN
                           COSTS         EXPENSES        PREMIUMS

      COLUMN A            COLUMN I       COLUMN J        COLUMN K
CONSOLIDATED
PROPERTY - CASUALTY
ENTITIES

December 31, 1997         $31,344        $31,804         $111,797
December 31, 1996         $22,210        $22,641         $ 83,994
December 31, 1995         $17,105        $18,576         $ 62,072

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                                  Exhibit Index

                      For the Year Ended December 31, 1997


Exhibit No.           Page No.       Description
-----------           --------       -----------
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


10.1.1   ********(1)                 Amended and Restated Key Employers' Stock Option Plan.

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

10.15.2  *********    Page 55 of 235 E & O Insurance Policy effective July 20, 1997.

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

10.18    * (1)                       James J. Maguire Stock Option Agreements.

10.18.1  *** (1)                     Amendment to James J. Maguire Stock Option Agreements.

10.19    * (1)                       Wheelways Salary Savings Plus Plan Summary Plan Description.

10.20    *                           Key Man Life Insurance Policies on James J. Maguire


                                     (E-1)

                                  P. 52

Exhibit No.           Page No.          Description
-----------           --------          -----------
10.21    *                              Reinsurance Pooling Agreement dated August 14, 1992, between PIIC and PIC.

10.22    *                              Tax Sharing Agreement, dated July 16, 1987, between Philadelphia Insurance and
                                        PIIC, as amended to date.

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

10.32    *****                          Lease Agreement dated August 30, 1995 with The Prudential Insurance Company of
                                        America.

10.33    ******(1)                      Employee Stock Purchase Plan.

10.34    ******(1)                      Cash Bonus Plan.

10.35    ******(1)                      Executive Deferred Compensation Plan.

10.36    ********(1)                    Directors Stock Purchase Plan.

10.37    *********    Page 68 of 235    Lease Agreement dated May 8, 1997 with Bala Plaza, Inc.

10.38    *********    Page 78 of 235    Casualty Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Property Per Risk Excess of Loss Reinsurance Agreement effective January 1, 1997 and
                                        Property Facultative Excess of Loss Automatic Reinsurance Agreement
                                        effective January 1, 1997.

10.39    *********    Page 169 of 235   Automobile Leasing Residual Value Excess of Loss Reinsurance Agreement effective
                                        January 1, 1997, together with Second Casualty Excess of Loss Reinsurance
                                        Agreement, effective January 1, 1997.

11       *********    Page 228 of 235   Statement regarding computation of earnings per share.

21       *                              List of Subsidiaries of the Registrant.

23       *********    Page 230 of 235   Consent of Coopers & Lybrand L.L.P.

24       *                              Power of Attorney

27       *********    Page 234 of 235   Financial Data Schedule.

99.1     *********    Page 232 of 235   Report of Independent Accountants of Coopers & Lybrand L.L.P. on Financial
                                        Statement Schedules.


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


                                     (E-2)


                                  P. 53

***** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

****** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated by reference.

******* Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

******** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.

*********  Filed herewith.

(1)        Compensatory Plan or Arrangement, or Management Contract.

(b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 1997.


                                     (E-3)


                                  P. 54