Form 10-Q
period 1998-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1998-05-14
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1998


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

                               YES /x/   NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1998.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 12,290,770 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998





Part I - Financial Information

         Consolidated Balance Sheets - March 31, 1998 and
           December  31, 1997                                                                    3


         Consolidated Statements of Operations - For the three
           months ended March 31, 1998 and 1997                                                  4


         Consolidated Statements of Comprehensive Income - For
           the three months ended March 31, 1998 and 1997                                        5


         Consolidated Statements of Changes in Shareholders' Equity - For the
           three months ended March 31, 1998 and year ended
           December 31, 1997                                                                     6


         Consolidated Statements of Cash Flows - For the three
           months ended March 31, 1998 and 1997                                                  7


         Notes to Consolidated Financial Statements                                              8


         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                 9-10




Part II - Other Information                                                                     11



Signatures                                                                                      12



Exhibits                                                                                        13

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           As of
                                                              --------------------------------
                                                                March 31,         December 31,
                                                                 1998                1997
                                                                 ----                ----
                                                              (Unaudited)
                               ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $181,518 AND $165,052) .........          $ 186,847           $ 170,678
   EQUITY SECURITIES AT MARKET (COST $29,836
     AND $29,501) ...................................             53,205              46,988
                                                               ---------           ---------
       TOTAL INVESTMENTS ............................            240,052             217,666



   CASH AND CASH EQUIVALENTS ........................              8,337              11,933
   ACCRUED INVESTMENT INCOME ........................              2,488               2,786
   PREMIUMS RECEIVABLE ..............................             16,753              15,269
   PREPAID REINSURANCE PREMIUMS AND REINSURANCE
     RECEIVABLES ....................................             18,432              18,573
   DEFERRED ACQUISITION COSTS .......................             11,932              10,970
   PROPERTY AND EQUIPMENT ...........................              5,901               5,797
   OTHER ASSETS .....................................              7,250               5,132
                                                               ---------           ---------
        TOTAL ASSETS ................................          $ 311,145           $ 288,126
                                                               =========           =========



                 LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES .........          $ 128,081           $ 122,430
   UNEARNED PREMIUMS ................................             44,964              42,116
                                                               ---------           ---------
       TOTAL POLICY LIABILITIES AND ACCRUALS ........            173,045             164,546
   PAYABLE FOR SECURITY PURCHASES ...................              4,895                  --
   OTHER LIABILITIES ................................              5,803               7,948
   DEFERRED INCOME TAXES ............................              6,130               4,348
   INCOME TAXES PAYABLE .............................              1,571                  --
                                                               ---------           ---------
       TOTAL LIABILITIES ............................            191,444             176,842
                                                               ---------           ---------



COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING

   COMMON STOCK, NO PAR VALUE,
     50,000,000 SHARES AUTHORIZED, 12,284,870 AND
     12,242,431 SHARES ISSUED AND OUTSTANDING .......             43,386              42,788
   NOTES RECEIVABLE FROM SHAREHOLDERS ...............             (1,752)             (1,422)
   UNREALIZED INVESTMENT APPRECIATION
     (DEPRECIATION),  NET OF DEFERRED INCOME TAXES ..             18,654              15,023
   RETAINED EARNINGS ................................             59,413              54,895
                                                               ---------           ---------
       TOTAL SHAREHOLDERS' EQUITY ...................            119,701             111,284
                                                               ---------           ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...          $ 311,145           $ 288,126
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                            For the Three Months
                                                              Ended March 31,
                                                         ---------------------------
                                                         1998                   1997
                                                         ----                   ----
REVENUE:
   GROSS EARNED PREMIUMS ..................          $     37,466           $     32,617
   CEDED EARNED PREMIUMS ..................               (10,551)               (10,229)
                                                     ------------           ------------
   NET EARNED PREMIUMS ....................                26,915                 22,388
   NET INVESTMENT INCOME ..................                 2,700                  2,211
   NET REALIZED INVESTMENT GAIN ...........                     3                     28
   OTHER INCOME ...........................                    57                     57
                                                     ------------           ------------
     TOTAL REVENUE ........................                29,675                 24,684
                                                     ------------           ------------


LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES ......                16,064                 13,385
   NET REINSURANCE RECOVERIES .............                (1,206)                  (904)
                                                     ------------           ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES ..                14,858                 12,481
   ACQUISITION COSTS AND OTHER UNDERWRITING
     EXPENSES .............................                 8,219                  6,946
   OTHER OPERATING EXPENSES ...............                   533                    523
                                                     ------------           ------------
     TOTAL LOSSES AND EXPENSES ............                23,610                 19,950
                                                     ------------           ------------


INCOME BEFORE INCOME TAXES ................                 6,065                  4,734
                                                     ------------           ------------


INCOME TAX EXPENSE (BENEFIT):
   CURRENT ................................                 1,720                  1,562
   DEFERRED ...............................                  (173)                  (450)
                                                     ------------           ------------
     TOTAL INCOME TAX EXPENSE .............                 1,547                  1,112
                                                     ------------           ------------


     NET INCOME ...........................          $      4,518           $      3,622
                                                     ============           ============


PER SHARE DATA:
   BASIC EARNINGS PER SHARE(1) ............          $       0.37           $       0.30
                                                     ============           ============
   DILUTED EARNINGS PER SHARE(1) ..........          $       0.30           $       0.25
                                                     ============           ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING(1) .........................            12,262,983             12,133,216
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING(1) .........................             2,790,988              2,570,174
                                                     ------------           ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING(1) .............            15,053,971             14,703,390
                                                     ============           ============


(1) 1997 share information restated to reflect a two-for-one split of the Company's common stock distributed in November 1997.

         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                       For the Three Months
                                                          Ended March 31,
                                                       ----------------------
                                                       1998              1997
                                                       ----              ----
NET INCOME ................................          $ 4,518           $ 3,622
                                                     -------           -------

OTHER COMPREHENSIVE INCOME, NET OF DEFERRED
  INCOME TAXES:
   UNREALIZED GAINS (LOSSES) ON SECURITIES:
   UNREALIZED HOLDING GAINS ARISING DURING
     PERIOD ...............................            3,741             7,649

   LESS:  RECLASSIFICATION ADJUSTMENT .....               (2)               --
                                                     -------           -------


OTHER COMPREHENSIVE INCOME ................            3,739             7,649
                                                     -------           -------


COMPREHENSIVE INCOME ......................          $ 8,257           $11,271
                                                     -------           -------

         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         For the Three Months   For the Year Ended
                                                            Ended March 31,         December 31,
                                                                 1998                   1997
                                                                 ----                   ----
                                                              (Unaudited)
COMMON SHARES:
   BALANCE AT BEGINNING OF PERIOD(1) ..............            12,242,431             12,079,612
   ISSUANCE OF SHARES
     PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN .....                34,339                 78,569
     PURSUANT TO EMPLOYEE STOCK OPTION PLAN .......                 8,100                 84,250
                                                             ------------           ------------
       BALANCE AT END OF PERIOD ...................            12,284,870             12,242,431
                                                             ============           ============

COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD .................          $     42,788           $     41,167
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN ..........................                   571                    898
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT ..................................                    27                    723
                                                             ------------           ------------
       BALANCE AT END OF PERIOD ...................                43,386                 42,788
                                                             ------------           ------------

NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD .................                (1,422)                  (924)
   NOTES RECEIVABLE ISSUED PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN .................                  (558)                  (873)
   COLLECTION OF NOTES RECEIVABLE .................                   228                    375
                                                             ------------           ------------
       BALANCE AT END OF PERIOD ...................                (1,752)                (1,422)
                                                             ------------           ------------

UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
   NET OF DEFERRED INCOME TAXES:
     BALANCE AT BEGINNING OF PERIOD ...............                15,023                  7,374
     CHANGE IN UNREALIZED INVESTMENT APPRECIATION
       (DEPRECIATION), NET OF DEFERRED INCOME TAXES                 3,631                  7,649
                                                             ------------           ------------
       BALANCE AT END OF PERIOD ...................                18,654                 15,023
                                                             ------------           ------------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD .................                54,895                 38,025
   NET INCOME .....................................                 4,518                 16,870
                                                             ------------           ------------
       BALANCE AT END OF PERIOD ...................                59,413                 54,895
                                                             ------------           ------------
       TOTAL SHAREHOLDERS' EQUITY .................          $    119,701           $    111,284
                                                             ============           ============

(1) 1997 share information restated to reflect a two for one split of the Company's common stock distributed in November 1997.

         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                          For the Three Months Ended March 31,
                                                          ------------------------------------
                                                                1998                1997
                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME ......................................          $  4,518           $  3,622
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   NET REALIZED INVESTMENT GAIN ....................                (3)               (28)
   DEPRECIATION AND AMORTIZATION EXPENSE ...........               338                336
   DEFERRED INCOME TAX BENEFIT .....................              (173)              (450)
   CHANGE IN PREMIUMS RECEIVABLE ...................            (1,484)            (2,885)
   CHANGE IN OTHER RECEIVABLES .....................               439              3,234
   CHANGE IN DEFERRED ACQUISITION COSTS ............              (962)              (829)
   CHANGE IN OTHER ASSETS ..........................               (45)              (782)
   CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES ......................................             5,651              5,429
   CHANGE IN UNEARNED PREMIUMS .....................             2,848              1,999
   CHANGE IN OTHER LIABILITIES .....................            (1,934)            (2,629)
   CHANGE IN INCOME TAXES PAYABLE ..................             1,571                977
                                                              --------           --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ...            10,764              7,994
                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
     MATURITIES AVAILABLE FOR SALE .................             5,314              1,208
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
     MATURITIES AVAILABLE FOR SALE .................             3,805                660
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
     SECURITIES ....................................             2,040              2,224
   COST OF FIXED MATURITIES SECURITIES AVAILABLE FOR
     SALE ACQUIRED .................................           (22,793)           (10,538)
   COST OF EQUITY SECURITIES ACQUIRED ..............            (2,565)            (4,055)
   PURCHASE OF PROPERTY AND EQUIPMENT ..............              (429)              (594)
                                                              --------           --------
       NET CASH USED BY INVESTING ACTIVITIES .......           (14,628)           (11,095)
                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET
     OF TAX BENEFIT ................................                27                137
   COLLECTION OF NOTES RECEIVABLE ..................               228                 66
   PROCEEDS FROM SHARES PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN ..................                13                 --
                                                              --------           --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...               268                203
                                                              --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........            (3,596)            (2,898)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...            11,933             11,483
                                                              --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........          $  8,337           $  8,585
                                                              ========           ========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ....................................          $     --           $    599
NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN IN EXCHANGE FOR
     NOTES RECEIVABLE ..............................          $    558           $    599

         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The consolidated financial statements as of and for the three months ended March 31, 1998 and 1997 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

         These financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

2.       Earnings Per Share

         Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

3.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

4.       Income Taxes

         The effective tax rate differs from the 35% marginal tax rate principally as a result of interest exempt from tax, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

5.       Subsequent Event - FELINE PRIDES(SM) and Trust Preferred Securities
         Offering

         The Company closed on its FELINE PRIDES(SM) and Trust Preferred Securities offering on May 4, 1998. FELINE PRIDES(SM) are units consisting of a contract under which the holder is obligated to purchase common stock from the Company approximately three years following the May 4, 1998 closing date and beneficial ownership of either (1) interest bearing preferred securities issued by a business trust subsidiary of the Company or (2) U.S. Treasury securities.

         Proceeds to the Company, net of underwriting commission, from the sales of 10,350,000 FELINE PRIDES(SM) and 1,000,000 7.00% Trust Originated Preferred Securities were $100.1 million. These amounts include 1,350,000 Income Prides, a component of the FELINE PRIDES(SM), purchased pursuant to the exercise of the underwriters' over allotment option.

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


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 1998 VS MARCH 31, 1997)

         Premiums: Gross written premiums grew $5.7 million (16.5%) to $40.3 million for the three months ended March 31, 1998 from $34.6 million for the same period of 1997; gross earned premiums grew $4.9 million (15.0%) to $37.5 million for the three months ended March 31, 1998 from $32.6 million for the same period of 1997; net written premiums increased $2.8 million (10.3%) to $30.0 million for the three months ended March 31, 1998 from $27.2 million for the same period of 1997; and net earned premiums grew $4.5 million (20.1%) to $26.9 million in 1998 from $22.4 million in 1997. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums, and net earned premiums are attributable to a number of factors:

- Overall premium growth is primarily attributable to: expanded marketing efforts relating to commercial auto, commercial package, and specialty lines products through the increase in the Company's proprietary field organization to a total of 100 professionals, production underwriters and customer service representatives and the Company maintaining a 90% retention of policies renewing in the quarter; the continued development of the Company's Preferred Agent Program, initiated in 1996, wherein business relationships are formed with brokers specializing in certain of the Company's business niches, thereby increasing the distribution of the Company's niche products.

- Net earned premiums grew at a higher rate than gross written and gross earned premiums primarily due to the renegotiation of the Company's reinsurance program effective January 1, 1997 whereby more favorable reinsurance rates were realized while substantially the same retentions and coverages were maintained; net written premiums for the three months ended March 31, 1998 grew at a lower rate than gross written and gross earned premiums due to returned unearned reinsurance premiums recorded in the first quarter of 1997 as a result of the renegotiation of the Company's reinsurance program.

         Net Investment Income: Net investment income approximated $2.7 million for the three months ended March 31, 1998 and $2.2 million for the same period of 1997. Total investments grew to $240.1 million at March 31, 1998 from $177.9 million at March 31, 1997, primarily due to cash flows provided from operating activities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                   (continued)




          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $2.4 million (19.2%) to $14.9 million in the first quarter of 1998 from $12.5 million in the first quarter of 1997 and the loss ratio decreased to 55.2% in 1998 from 55.7% in 1997. The increase in net loss and loss adjustment expenses was due primarily to the 20.1% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.3 million (18.8%) to $8.2 million for the three months ended March 31, 1998 from $6.9 million for the same period of 1997. This increase was due primarily to the 20.1% growth in net earned premiums.

         Income Tax Expense: The Company's effective tax rate for the three months ended March 31, 1998 and 1997 was 25.5% and 23.5%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to a greater investment in taxable securities relative to tax exempt securities during 1997.


LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1998 the Company's investments experienced unrealized investment appreciation of $3.6 million, net of the related deferred tax expense of $2.0 million. At March 31, 1998, 100% of the Company's fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC, 96.3% were rated "A-" or better (with no security rated lower than "BBB-") by Standard & Poor's Corporation.

         The Company produced net cash from operations of $10.8 million and $8.0 million, respectively, for the three months ended March 31, 1998 and 1997. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

         On May 4, 1998, the Company realized proceeds of $100.1 million, net of underwriting commission, from its FELINE PRIDES(SM) and Trust Preferred securities offering. Of these proceeds, $20.0 million was contributed to the Company's insurance subsidiaries and the remaining proceeds are presently being retained for general corporate purposes, which may include acquisitions, including acquisitions of programs or books of business, capital expenditures, additional capital contributions to its subsidiaries and the repurchase of its common stock. The investment of the proceeds by the Company and the insurance subsidiaries is being made in accordance with prevailing investment policies.

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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  Exhibit No.           Page No.              Description
                  -----------           --------              -----------
                  11.0                  13                    Computation of Earnings Per Share

         b. The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                   Registrant



Date May 8, 1998                    /s/ James J. Maguire
     ------------                  ---------------------
                                   James J. Maguire
                                   Chairman of the Board of Directors, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date May 8, 1998                    /s/ Craig P. Keller
    -------------                  --------------------
                                   Craig P. Keller
                                   Vice President, Secretary, Treasurer and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)