Form 10-Q
period 1998-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1998-08-14
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section  13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                         COMMISSION FILE NUMBER 0-22280

                     PHILADELPHIA CONSOLIDATED HOLDING CORP.
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                                          23-2202671
(State of Incorporation)                                (IRS Identification No.)

                            ONE BALA PLAZA, SUITE 100
                         BALA CYNWYD, PENNSYLVANIA 19004

                                 (610) 617-7900

                    -----------------------------------------
                        (Address, including zip code and
                    telephone number, including area code, of
                    registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [x] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1998.

Preferred Stock, $.01 par value, no shares outstanding Common Stock, no par value, 12,315,966 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

Part I - Financial Information

         Consolidated Balance Sheets - June 30, 1998 and
           December  31, 1997                                                                    3


         Consolidated Statements of Operations - For the three
           and six months ended June 30, 1998 and 1997                                           4


         Consolidated Statements of Comprehensive Income - For
           the three and six months ended June 30, 1998 and 1997                                 5


         Consolidated Statements of Changes in Shareholders' Equity - For the
           six months ended June 30, 1998 and year ended
           December 31, 1997                                                                     6


         Consolidated Statements of Cash Flows - For the six
           months ended June 30, 1998 and 1997                                                   7


         Notes to Consolidated Financial Statements                                              8

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                9-11


Part II - Other Information                                                                  12-13

Signatures                                                                                      14

Exhibits                                                                                        15

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           As of
                                                                  -----------------------
                                                                   June 30,  December 31,
                                                                     1998        1997
                                                                 ---------    ---------
                                                                 (Unaudited)
                              ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $228,833 AND $165,052) ..................   $ 234,076    $ 170,678
   EQUITY SECURITIES AT MARKET (COST $42,098
     AND $29,501) ............................................      65,357       46,988
                                                                 ---------    ---------
       TOTAL INVESTMENTS .....................................     299,433      217,666

   CASH AND CASH EQUIVALENTS .................................      61,969       11,933
   ACCRUED INVESTMENT INCOME .................................       3,579        2,786
   PREMIUMS RECEIVABLE .......................................      21,146       15,269
   PREPAID REINSURANCE PREMIUMS AND REINSURANCE
     RECEIVABLES..............................................      20,489       18,573
   DEFERRED ACQUISITION COSTS ................................      12,803       10,970
   PROPERTY AND EQUIPMENT ....................................       6,049        5,797
   OTHER ASSETS ..............................................       5,430        5,132
                                                                  ---------    ---------
             TOTAL ASSETS ....................................   $ 430,898    $ 288,126
                                                                 =========    =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:

   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES ..................   $ 134,856    $ 122,430
   UNEARNED PREMIUMS .........................................      49,497       42,116
                                                                 ---------    ---------
       TOTAL POLICY LIABILITIES AND ACCRUALS .................     184,353      164,546
   PAYABLE FOR SECURITY PURCHASES ............................       9,043           --
   OTHER LIABILITIES .........................................       7,102        7,948
   DEFERRED INCOME TAXES .....................................       6,018        4,348
                                                                 ---------    ---------
       TOTAL LIABILITIES .....................................     206,516      176,842
                                                                 ---------    ---------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
   COMPANY OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST ..................      98,992           --
                                                                 ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING..............................
   COMMON STOCK, NO PAR VALUE,
     50,000,000 SHARES AUTHORIZED, 12,306,020 AND
     12,242,431 SHARES ISSUED AND OUTSTANDING.................      44,178       42,788
   NOTES RECEIVABLE FROM SHAREHOLDERS ........................      (1,568)      (1,422)
   UNREALIZED INVESTMENT APPRECIATION
   (DEPRECIATION),  NET OF DEFERRED INCOME TAXES .............      18,526       15,023
   RETAINED EARNINGS .........................................      64,254       54,895
                                                                 ---------    ---------
       TOTAL SHAREHOLDERS' EQUITY ............................     125,390      111,284
                                                                 ---------    ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............   $ 430,898    $ 288,126
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (Unaudited)

                                                              For the Three Months                 For the Six Months
                                                                 Ended June 30,                      Ended June 30,
                                                         -------------------------------      ------------------------------
                                                             1998              1997               1998             1997
                                                         --------------    -------------      -------------    -------------
REVENUE:
   NET WRITTEN PREMIUMS..............................       $32,724            $26,378           $62,678          $53,597
   CHANGE IN NET UNEARNED PREMIUMS
      (INCREASE).....................................        (3,062)            (1,215)           (6,101)          (6,046)
                                                             -------            -------           -------          -------
   NET EARNED PREMIUMS...............................        29,662             25,163            56,577           47,551
   NET INVESTMENT INCOME.............................         3,730              2,404             6,430            4,615
   NET REALIZED INVESTMENT GAIN (LOSS)...............            96                (59)               99              (31)
   OTHER INCOME......................................            57                 57               114              114
                                                             ------             ------            ------           ------
     TOTAL REVENUE...................................        33,545             27,565            63,220           52,249
                                                             ------             ------            ------           ------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES.................        17,563             16,018            33,627           29,403
   NET REINSURANCE RECOVERIES........................        (1,614)            (2,186)           (2,820)          (3,090)
                                                             -------            -------           -------          -------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES.............        15,949             13,832            30,807           26,313
   ACQUISITION COSTS AND OTHER
        UNDERWRITING EXPENSES........................         9,187              7,858            17,406           14,804
   OTHER OPERATING EXPENSES..........................           652                656             1,185            1,179
                                                             ------             ------             -----            -----
     TOTAL LOSSES AND EXPENSES.......................        25,788             22,346            49,398           42,296
                                                             ------             ------            ------           ------

MINORITY INTEREST:  DISTRIBUTIONS ON
COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES OF
SUBSIDIARY TRUST.....................................         1,217                  -             1,217                -
                                                              -----              -----            ------            -----

INCOME BEFORE INCOME TAXES...........................         6,540              5,219            12,605            9,953
                                                              -----              -----            ------            -----

INCOME TAX EXPENSE (BENEFIT):
   CURRENT...........................................         1,743              1,164             3,463            2,726
   DEFERRED..........................................           (44)                63              (217)            (387)
                                                              -----              -----            ------            -----

     TOTAL INCOME TAX EXPENSE........................         1,699              1,227             3,246            2,339
                                                              -----              -----             -----            -----

     NET INCOME......................................        $4,841             $3,992            $9,359           $7,614
                                                             ======             ======            ======           ======

PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE(1).......................         $0.39              $0.33             $0.76            $0.63
                                                         ==========        ===========        ==========       ==========
   DILUTED EARNINGS PER SHARE(1).....................         $0.32              $0.27             $0.62            $0.51
                                                         ==========        ===========        ==========       ==========

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING(1)....................................    12,297,633         12,175,688        12,280,403       12,154,570
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING(1)....................................     2,839,746          2,674,216         2,826,063        2,631,366
                                                          ---------          ---------         ---------        ---------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING(1)........................    15,137,379         14,849,904        15,106,466       14,785,936
                                                         ==========         ==========        ==========       ==========

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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                   (Unaudited)

                                               For the Three Months    For the Six Months
                                                   Ended June 30,         Ended June 30,
                                                   --------------         --------------
                                                 1998        1997        1998        1997
                                               --------    --------    --------    --------

NET INCOME .................................   $  4,841    $  3,992    $  9,359    $  7,614
                                               --------    --------    --------    --------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  HOLDING GAIN (LOSS) ARISING DURING PERIOD,
  NET OF TAX ...............................       (174)     (4,713)      3,567       2,936
  RECLASSIFICATION ADJUSTMENT, NET OF TAX ..        (62)         --         (64)         --
                                               --------    --------    --------    --------
OTHER COMPREHENSIVE INCOME .................       (236)     (4,713)      3,503       2,936
                                               --------    --------    --------    --------

COMPREHENSIVE INCOME .......................   $  4,605    ($   721)   $ 12,862    $ 10,550
                                               ========    ========    ========    ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               For the Six Months  For the Year Ended
                                                                 Ended June 30,       December 31,
                                                                      1998                1997
                                                               ------------------  -----------------
                                                                   (Unaudited)
COMMON SHARES:
   BALANCE AT BEGINNING OF PERIOD(1) ........................       12,242,431          12,079,612
   ISSUANCE OF SHARES
     PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN ...............           31,489              78,569
     PURSUANT TO EMPLOYEE STOCK OPTION PLAN .................           32,100              84,250
                                                                  ------------        ------------
       BALANCE AT END OF PERIOD .............................       12,306,020          12,242,431
                                                                  ============        ============

COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD ...........................     $     42,788        $     41,167
   PURCHASE CONTRACTS OF COMMON STOCK .......................              558                  --
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN ....................................              486                 898
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT ............................................              346                 723
                                                                  ------------        ------------
       BALANCE AT END OF PERIOD .............................           44,178              42,788
                                                                  ------------        ------------

NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD ...........................           (1,422)               (924)
   NOTES RECEIVABLE ISSUED PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN ...........................             (473)               (873)
   COLLECTION OF NOTES RECEIVABLE ...........................              327                 375
                                                                  ------------        ------------
       BALANCE AT END OF PERIOD .............................           (1,568)             (1,422)
                                                                  ------------        ------------

UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
   NET OF DEFERRED INCOME TAXES:
     BALANCE AT BEGINNING OF PERIOD .........................           15,023               7,374
     CHANGE IN UNREALIZED INVESTMENT APPRECIATION
       (DEPRECIATION), NET OF DEFERRED INCOME TAXES .........            3,503               7,649
                                                                  ------------        ------------
       BALANCE AT END OF PERIOD .............................           18,526              15,023
                                                                  ------------        ------------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD ...........................           54,895              38,025
   NET INCOME ...............................................            9,359              16,870
                                                                  ------------        ------------
       BALANCE AT END OF PERIOD .............................           64,254              54,895
                                                                  ------------        ------------
       TOTAL SHAREHOLDERS' EQUITY ...........................     $    125,390        $    111,284
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (Unaudited)

                                                       For the Six Months Ended June 30,
                                                       ---------------------------------
                                                             1998             1997
                                                          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME .....................................       $   9,359        $   7,614
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT (GAIN) LOSS ..........             (99)              31
     DEPRECIATION AND AMORTIZATION EXPENSE ........             621              612
     DEFERRED INCOME TAX BENEFIT ..................            (217)            (387)
     CHANGE IN PREMIUMS RECEIVABLE ................          (5,877)          (4,934)
     CHANGE IN OTHER RECEIVABLES ..................          (2,709)           1,198
     CHANGE IN DEFERRED ACQUISITION COSTS .........          (1,833)            (616)
     CHANGE IN OTHER ASSETS .......................             (92)              52
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES .....................................          12,426           11,949
     CHANGE IN UNEARNED PREMIUMS ..................           7,381            3,435
     CHANGE IN OTHER LIABILITIES ..................            (520)          (1,695)
     CHANGE IN INCOME TAXES PAYABLE ...............            (115)            (405)
                                                          ---------        ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..          18,325           16,854
                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ..............          10,712            1,461
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ..............           6,670            2,220
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES .................................           2,733            2,524
   COST OF FIXED MATURITIES AVAILABLE FOR
       SALE ACQUIRED ..............................         (72,234)         (19,068)
   COST OF EQUITY SECURITIES ACQUIRED .............         (15,499)          (6,456)
   PURCHASE OF PROPERTY AND EQUIPMENT .............            (907)          (1,027)
                                                          ---------        ---------
       NET CASH USED BY INVESTING ACTIVITIES ......         (68,525)         (20,346)
                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM OFFERING OF COMPANY OBLIGATED
     MANDATORILY REDEEMABLE PREFERRED SECURITIES
     OF SUBSIDIARY TRUST ..........................          99,550               --
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET
     OF TAX BENEFIT ...............................             346              412
   COLLECTION OF NOTES RECEIVABLE .................             327              122
   PROCEEDS FROM SHARES PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN .................              13               --
                                                          ---------        ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES..         100,236              534
                                                          ---------        ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...............................          50,036           (2,958)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..          11,933           11,483
                                                          ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........       $  61,969        $   8,525
                                                          =========        =========
CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ...................................       $   3,275        $   2,992

NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN IN EXCHANGE FOR
     NOTES RECEIVABLE .............................       $     473        $     540


               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of Presentation

         The consolidated financial statements as of and for the six months ended June 30, 1998 and 1997 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

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

3.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

         The deferred tax expense (benefit) for Holding Gain (Loss) arising for the three and six months ended June 30, 1998 and 1997 amounted to ($94,000) and ($2,538,000), respectively, and $1,921,000 and
         $1,581,000, respectively. The income tax expense for the Reclassification Adjustment for the three and six months ended June 30, 1998 amounted to $34,000 and $35,000, respectively.

4.       Income Taxes

         The effective tax rate differs from the 35% marginal tax rate principally as a result of interest exempt from tax, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

5. Minority Interest in Consolidated Subsidiaries: Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

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

         Proceeds to the Company, from the sales of 10,350,000 FELINE PRIDES(SM) and 1,000,000 7.00% Trust Originated Preferred Securities were $99.6 million. These amounts include 1,350,000 Income Prides, a component of the FELINE PRIDES(SM), purchased pursuant to the exercise of the underwriters' over allotment option.

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

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 1998 VS JUNE 30, 1997)

         Premiums: Gross written premiums grew $11.7 million (15.8%) to $85.8 million for the six months ended June 30, 1998 from $74.1 million for the same period of 1997; gross earned premiums grew $7.7 million (10.9%) to $78.4 million for the six months ended June 30, 1998 from $70.7 million for the same period of 1997; net written premiums increased $9.1 million (17.0%) to $62.7 million for the six months ended June 30, 1998 from $53.6 million for the same period of 1997; and net earned premiums grew $9.0 million (18.9%) to $56.6 million in 1998 from $47.6 million in 1997. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums, and net earned premiums are attributable to the following factors:

- Overall premium growth is primarily attributable to: expanded marketing efforts relating to commercial auto, commercial package, and specialty lines products through the increase in the Company's proprietary field organization to a total of 114 professionals, production underwriters and customer service representatives; and the continued development and growth of the Company's Preferred Agent Program, initiated in 1996, wherein business relationships are formed with brokers specializing in certain of the Company's business niches, thereby increasing the distribution of the Company's niche products.

         Net Investment Income: Net investment income approximated $6.4 million for the six months ended June 30, 1998 and $4.6 million for the same period of 1997. Total investments grew to $299.4 million at June 30, 1998 from $192.6 million at June 30, 1997, primarily due to investing the proceeds from the Company's Feline Prides(SM) securities offering and cash flows provided from operating activities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $4.5 million (17.1%) to $30.8 million for the six months ended June 30, 1998 from $26.3 million for the same period of 1997 and the loss ratio decreased to 54.5% in 1998 from 55.3% in 1997. The increase in net loss and loss adjustment expenses was due primarily to the 18.9% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $2.6 million (17.6%) to $17.4 million for the six months ended June 30, 1998 from $14.8 million for the same period of 1997. This increase was due primarily to the 18.9% growth in net earned premiums offset in part by changes in product and distribution mix.

         Income Tax Expense: The Company's effective tax rate for the six months ended June 30, 1998 and 1997 was 25.8% and 23.5%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax exempt securities during 1997.

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1998 VS JUNE 30, 1997)

Premiums: Gross written premiums grew $6.0 million (15.2%) to $45.5 million for the three months ended June 30, 1998 from $39.5 million for the same period of 1997; gross earned premiums grew $2.8 million (7.3%) to $40.9 million for the three months ended June 30, 1998 from $38.1 million for the same period of 1997; net written premiums increased $6.3 million (23.9%) to $32.7 million for the three months ended June 30, 1998 from $26.4 million for the same period of 1997; and net earned premiums grew $4.5 million (17.9%) to $29.7 million in 1998 from $25.2 million in 1997. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums, and net earned premiums are attributable to similar factors as addressed in the Premiums caption of the results of operations (six months ended June 30, 1998 vs. June 30, 1997).

         Net Investment Income: Net investment income approximated $3.7 million for the three months ended June 30, 1998 and $2.4 million for the same period of 1997. Total investments grew to $299.4 million at June 30, 1998 from $192.6 million at June 30, 1997, primarily due to investing the proceeds from the Company's Feline Prides(SM) securities offering and cash flows provided from operating activities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $2.1 million (15.2%) to $15.9 million in the second quarter 1998 from $13.8 million in the second quarter of 1997 and the loss ratio decreased to 53.8% in 1998 from 55.0% in 1997. The increase in net loss and loss adjustment expenses was due primarily to the 17.9% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.3 million (16.5%) to $9.2 million for the three months ended June 30, 1998 from $7.9 million for the same period of 1997. This increase was due primarily to the 17.9% growth in net earned premiums.

         Income Tax Expense: The Company's effective tax rate for the three months ended June 30, 1998 and 1997 was 26.0% and 23.5%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax exempt securities during 1997.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1998 the Company's investments experienced unrealized investment appreciation of $3.5 million, net of the related deferred tax expense of $1.9 million. At June 30, 1998, 93.6% of the Company's fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC, 90.3% were rated "A-" or better (with no security rated lower than "BB-") by Standard & Poor's Corporation.

         On May 4, 1998, the Company realized proceeds of $99.6 million, from its FELINE PRIDES(SM) and Trust Preferred securities offering. This amount included the exercise of the underwriters' over allotment option. The offering consisted of 9,350,000 units of Income prides with a stated amount of $10.00, 1,000,000 units of Growth prides with a face amount equal to the stated amount, and 1,000,000 units of separate Trust Preferred securities with a stated amount of $10.00. Of the proceeds, $20.0 million was contributed to the Company's insurance subsidiaries. The company anticipates using the remaining proceeds for general corporate purposes, which may include acquisitions, (including, without limitation, acquisitions of programs or books of business), capital expenditures, additional capital contributions to its subsidiaries and the repurchase by the Company of its common stock. The investment of the proceeds by the Company and the insurance subsidiaries is being made in accordance with prevailing investment policies. Additionally, the Company is obligated to make cash distributions at a rate of 7.0% of the stated amount per annum for the Income prides and the separate Trust Preferred securities, commencing May 4, 1998 through May 15, 2001 and payable quarterly in arrears.

         On August 3, 1998, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's Common Stock. The purchases will be made from time to time in the open market or through privately negotiated transactions. The decision to authorize the stock repurchase was based on the strong relative value currently represented by the company's stock.

         The Company produced net cash from operations of $18.3 million and $16.9 million, respectively, for the six months ended June 30, 1998 and 1997. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's annual meeting of shareholders held on May 7, 1998, the following members were elected to the Board of Directors:

         William J. Henrich, Jr.
         Paul R. Hertel, Jr.
         Roger L. Larson
         James J. Maguire
         James J. Maguire, Jr.
         Thomas J. McHugh
         Michael J. Morris
         Sean S. Sweeney
         J. Eustace Wolfington

         9,280,661 affirmative votes were received for the election of all Directors, except for Mr. Henrich, for which 8,970,413 affirmative votes were cast.

         The following other matter was approved at the Annual Meeting

                                                                     Votes For        Votes Against        Abstentions
                                                                     -------------    ----------------     --------------
           Approval of the Appointment of PriceWaterhouse-
             Coopers L.L.P.                                           9,297,452            1,489               4,595


Item 5.  Other information

         None.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

            Exhibit No.           Page No.              Description
            -----------           --------              -----------
            11.0                      15                Computation of Earnings
                                                        per Share

         b. The Company filed the following reports on Form 8-K during the quarterly period ended June 30, 1998:

            Date of Report        Item Reported

            --------------        -------------------------------------------

            April 13, 1998    -     Press Release dated April 13, 1998 - RE:
                                    Upgrading of the Company's insurance
                                    subsidiaries A.M. Best rating to "A+"
                                    (Superior).

            April 13, 1998   -      Press Release dated April 16, 1998 - RE:
                                    First Quarter Results - March 31, 1998. Also filed was the Company's Consolidated Balance
                                    Sheets as of March 31, 1998 and December 31,
                                    1997, and the Consolidated Statements of Operations for the three months ended March
                                    31, 1998 and 1997.

            May 4, 1998      -      Press Release dated May 4, 1998 - RE:
                                    Philadelphia Consolidated Holding Corp.
                                    Announces Closing of FELINE PRIDES(SM)
                                    Offering.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                 Registrant

Date August 11, 1998              /s/ James J. Maguire
     ----------------             ------------------------
                                  James J. Maguire
                                  Chairman of the Board of Directors, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)

Date August 11 1998               /s/ Craig P. Keller
     --------------               -----------------------
                                  Craig P. Keller
                                  Vice President, Secretary, Treasurer and
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)