Form 10-Q
period 1998-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1998-11-13
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X]      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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

                                   YES [x] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1998.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 12,190,363 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

Part I - Financial Information

         Consolidated Balance Sheets - September 30, 1998 and
           December  31, 1997                                                  3

         Consolidated Statements of Operations - For the three
           and nine months ended September 30, 1998 and 1997                   4

         Consolidated Statements of Comprehensive Income - For
           the three and nine months ended September 30, 1998 and 1997         5

         Consolidated Statements of Changes in Shareholders' Equity - For the
           nine months ended September 30, 1998 and year ended
           December 31, 1997                                                   6

         Consolidated Statements of Cash Flows - For the nine
           months ended September 30, 1998 and 1997                            7

         Notes to Consolidated Financial Statements                            8

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                              9-14

Part II - Other Information                                                   15

Signatures                                                                    16

Exhibits                                                                      17

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        As of
                                                              --------------------------
                                                            September 30,     December 31,
                                                                1998             1997
                                                              ---------        ---------
                                                             (Unaudited)
                               ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $265,492 AND $165,052) ...........       $ 273,952        $ 170,678
   EQUITY SECURITIES AT MARKET (COST $47,439
     AND $29,501) .....................................          61,343           46,988
                                                              ---------        ---------
       TOTAL INVESTMENTS ..............................         335,295          217,666
   CASH AND CASH EQUIVALENTS ..........................          28,729           11,933
   ACCRUED INVESTMENT INCOME ..........................           3,228            2,786
   PREMIUMS RECEIVABLE ................................          26,262           15,269
   PREPAID REINSURANCE PREMIUMS AND
     REINSURANCE RECEIVABLES ..........................          20,251           18,573
   DEFERRED ACQUISITION COSTS .........................          15,429           10,970
   PROPERTY AND EQUIPMENT .............................           6,180            5,797
   OTHER ASSETS .......................................           5,528            5,132
                                                              ---------        ---------
       TOTAL ASSETS ...................................       $ 440,902        $ 288,126
                                                              =========        =========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES ...........       $ 141,189        $ 122,430
   UNEARNED PREMIUMS ..................................          59,723           42,116
                                                              ---------        ---------
       TOTAL POLICY LIABILITIES AND ACCRUALS ..........         200,912          164,546
   PAYABLE FOR SECURITY PURCHASES .....................           2,991               --
   OTHER LIABILITIES ..................................           9,703            7,948
   DEFERRED INCOME TAXES ..............................           3,838            4,348
                                                              ---------        ---------
       TOTAL LIABILITIES ..............................         217,444          176,842
                                                              ---------        ---------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
   COMPANY OBLIGATED MANDATORY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
   SOLELY DEBENTURES OF COMPANY .......................          98,905               --
                                                              ---------        ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING
   COMMON STOCK, NO PAR VALUE,
     50,000,000 SHARES AUTHORIZED, 12,329,510 ISSUED
     AND 12,242,431 SHARES ISSUED AND OUTSTANDING .....          44,642           42,788
   NOTES RECEIVABLE FROM SHAREHOLDERS .................          (1,856)          (1,422)
   UNREALIZED INVESTMENT APPRECIATION
   (DEPRECIATION),  NET OF DEFERRED INCOME TAXES ......          14,537           15,023
   RETAINED EARNINGS ..................................          70,330           54,895
                                                              ---------        ---------
                                                                127,653          111,284
   LESS COST OF COMMON STOCK HELD IN TREASURY,
     159,100 SHARES IN  1998 ..........................          (3,100)              --
                                                              ---------        ---------
       TOTAL SHAREHOLDERS' EQUITY .....................         124,553          111,284
                                                              ---------        ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....       $ 440,902        $ 288,126
                                                              =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                                  For the Three Months                  For the Nine Months
                                                                   Ended September 30,                  Ended September 30,
                                                            -------------------------------       -------------------------------
                                                                1998               1997               1998               1997
                                                            ------------       ------------       ------------       ------------
REVENUE:
   NET WRITTEN PREMIUMS ..............................      $     41,681       $     30,079       $    104,359       $     83,676
   CHANGE IN NET UNEARNED PREMIUM RESERVE
      (INCREASE) .....................................            (9,516)            (3,587)           (15,617)            (9,633)
                                                            ------------       ------------       ------------       ------------
   NET EARNED PREMIUMS ...............................            32,165             26,492             88,742             74,043
   NET INVESTMENT INCOME .............................             4,446              2,535             10,876              7,150
   NET REALIZED INVESTMENT GAIN ......................             1,609                156              1,708                125
   OTHER INCOME ......................................                57                 57                171                171
                                                            ------------       ------------       ------------       ------------
     TOTAL REVENUE ...................................            38,277             29,240            101,497             81,489
                                                            ------------       ------------       ------------       ------------
LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES .................            20,034             16,561             53,661             45,964
   NET REINSURANCE RECOVERIES ........................            (2,596)            (2,132)            (5,416)            (5,222)
                                                            ------------       ------------       ------------       ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES .............            17,438             14,429             48,245             40,742
   ACQUISITION COSTS AND OTHER
     UNDERWRITING EXPENSES ...........................            10,159              8,429             27,565             23,233
   OTHER OPERATING EXPENSES ..........................               530                430              1,715              1,609
                                                            ------------       ------------       ------------       ------------
     TOTAL LOSSES AND EXPENSES .......................            28,127             23,288             77,525             65,584
                                                            ------------       ------------       ------------       ------------
MINORITY INTEREST:  DISTRIBUTIONS ON COMPANY OBLIGATED
MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
SUBSIDIARY TRUST .....................................             1,742                 --              2,959                 --
                                                            ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES ...........................             8,408              5,952             21,013             15,905
                                                            ------------       ------------       ------------       ------------
INCOME TAX EXPENSE (BENEFIT):
   CURRENT ...........................................             2,363              2,155              5,826              4,881
   DEFERRED ..........................................               (31)              (671)              (248)            (1,058)
                                                            ------------       ------------       ------------       ------------
     TOTAL INCOME TAX EXPENSE ........................             2,332              1,484              5,578              3,823
                                                            ------------       ------------       ------------       ------------
     NET INCOME ......................................      $      6,076       $      4,468       $     15,435       $     12,082
                                                            ============       ============       ============       ============
PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE(1) .......................      $       0.50       $       0.37       $       1.26       $       0.99
                                                            ============       ============       ============       ============
   DILUTED EARNINGS PER SHARE(1) .....................      $       0.41       $       0.30       $       1.03       $       0.81
                                                            ============       ============       ============       ============
WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING(1) ....................................        12,248,331         12,223,940         12,269,595         12,177,948
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING(1) ....................................         2,713,348          2,815,533          2,680,099          2,716,700
                                                            ------------       ------------       ------------       ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING(1) ........................        14,961,679         15,039,473         14,949,694         14,894,648
                                                            ============       ============       ============       ============

(1) 1997 share information restated to reflect a two-for-one split of the Company's common stock distributed in November 1997.

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                          For the Three Months          For the Nine Months
                                                           Ended September 30,          Ended September 30,
                                                           1998           1997          1998           1997
                                                         --------       --------      --------       --------
NET INCOME ........................................      $  6,076       $  4,468      $ 15,435       $ 12,082
                                                         --------       --------      --------       --------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  HOLDING GAIN (LOSS) ARISING DURING PERIOD, NET OF
  TAX .............................................        (2,943)         2,665           624          5,601
  RECLASSIFICATION ADJUSTMENT, NET OF TAX .........        (1,046)            --        (1,110)            --
                                                         --------       --------      --------       --------
OTHER COMPREHENSIVE INCOME (LOSS) .................        (3,989)         2,665          (486)         5,601
                                                         --------       --------      --------       --------
COMPREHENSIVE INCOME ..............................      $  2,087       $  7,133      $ 14,949       $ 17,683
                                                         ========       ========      ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       For the Nine Months  For the Year Ended
                                                        Ended September 30,   December 31,
                                                              1998                1997
                                                          ------------        ------------
                                                          (Unaudited)
COMMON SHARES:
   BALANCE AT BEGINNING OF PERIOD(1) ..............         12,242,431          12,079,612
   ISSUANCE OF SHARES
     PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN .....             50,479              78,569
     PURSUANT TO EMPLOYEE STOCK OPTION PLAN .......             36,600              84,250
                                                          ------------        ------------
       BALANCE AT END OF PERIOD ...................         12,329,510          12,242,431
                                                          ============        ============
COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD .................       $     42,788        $     41,167
   PURCHASE CONTRACTS OF COMMON STOCK .............                558                  --

   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN ..........................                887                 898
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT ..................................                409                 723
                                                          ------------        ------------
       BALANCE AT END OF PERIOD ...................             44,642              42,788
                                                          ------------        ------------
NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD .................             (1,422)               (924)
   NOTES RECEIVABLE ISSUED PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN .................               (849)               (873)
   COLLECTION OF NOTES RECEIVABLE .................                415                 375
                                                          ------------        ------------
       BALANCE AT END OF PERIOD ...................             (1,856)             (1,422)
                                                          ------------        ------------
UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
   NET OF DEFERRED INCOME TAXES:
     BALANCE AT BEGINNING OF PERIOD ...............             15,023               7,374
     CHANGE IN UNREALIZED INVESTMENT APPRECIATION
       (DEPRECIATION), NET OF DEFERRED INCOME TAXES               (486)              7,649
                                                          ------------        ------------
       BALANCE AT END OF PERIOD ...................             14,537              15,023
                                                          ------------        ------------
RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD .................             54,895              38,025
   NET INCOME .....................................             15,435              16,870
                                                          ------------        ------------
       BALANCE AT END OF PERIOD ...................             70,330              54,895
                                                          ------------        ------------
TREASURY STOCK:
   BALANCE AT BEGINNING OF PERIOD .................                 --                  --
   SHARES REPURCHASED .............................             (3,100)                 --
                                                          ------------        ------------
       BALANCE AT END OF PERIOD ...................             (3,100)                 --
                                                          ------------        ------------
       TOTAL SHAREHOLDERS' EQUITY .................       $    124,553        $    111,284
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                           For the Nine Months Ended
                                                                 September 30,
                                                          --------------------------
                                                            1998             1997
                                                          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME .....................................       $  15,435        $  12,082
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT GAIN .................          (1,708)            (125)
     DEPRECIATION AND AMORTIZATION EXPENSE ........             918              900
     DEFERRED INCOME TAX BENEFIT ..................            (248)          (1,058)
     CHANGE IN PREMIUMS RECEIVABLE ..................       (10,993)          (8,023)
     CHANGE IN OTHER RECEIVABLES ..................          (2,120)             572
     CHANGE IN DEFERRED ACQUISITION COSTS .........          (4,459)            (830)
     CHANGE IN OTHER ASSETS .......................            (405)          (1,341)
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES .....................................          18,759           18,774
     CHANGE IN UNEARNED PREMIUMS ..................          17,607            7,252
     CHANGE IN OTHER LIABILITIES ..................           1,966           (1,383)
     CHANGE IN INCOME TAXES PAYABLE ...............              --             (451)
                                                          ---------        ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES           34,752           26,369
                                                          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ..............          50,874            3,318
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ..............          12,276            7,285
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES .................................           5,958            4,069
   COST OF FIXED MATURITIES AVAILABLE FOR
       SALE ACQUIRED ..............................        (159,111)         (36,297)
   COST OF EQUITY SECURITIES ACQUIRED .............         (23,795)         (12,939)
   PURCHASE OF PROPERTY AND EQUIPMENT .............          (1,383)          (1,347)
                                                          ---------        ---------
       NET CASH USED BY INVESTING ACTIVITIES ......        (115,181)         (35,911)
                                                          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM OFFERING OF COMPANY OBLIGATED
        MANDATORILY REDEEMABLE PREFERRED SECURITIES
        OF SUBSIDIARY TRUST .......................          99,463               --
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET
     OF TAX BENEFIT ...............................             409              691
   COLLECTION OF NOTES RECEIVABLE .................             415              286
   PROCEEDS FROM SHARES PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN .................              38               24
   COST OF COMMON STOCK REPURCHASED ...............          (3,100)              --
                                                          ---------        ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES           97,225            1,001
                                                          ---------        ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...............................          16,796           (8,541)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..          11,933           11,483
                                                          ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........       $  28,729        $   2,942
                                                          =========        =========
CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ...................................       $   5,184        $   5,005
NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN IN EXCHANGE FOR
     NOTES RECEIVABLE .............................       $     849        $     882

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The consolidated financial statements as of and for the nine months ended September 30, 1998 and 1997 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

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

         The deferred tax expense (benefit) for Holding Gain (Loss) arising for the three and nine months ended September 30, 1998 and 1997 amounted to ($1,585,000) and $1,435,000, respectively, and $336,000 and $3,016,000, respectively. The deferred tax expense for the Reclassification Adjustment for the three and nine months ended September 30, 1998 amounted to $563,000 and $598,000, respectively.

4.       Income Taxes

         The effective tax rate differs from the 35% marginal tax rate principally as a result of interest exempt from tax, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

5. Minority Interest in Consolidated Subsidiaries: Company Obligated Mandatory Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of Company.

         The assets of the Trust consist solely of approximately $106.7 million in aggregate principal amount of Debentures of the Company with an interest rate of 7.0% per annum and a maturity date of May 16, 2003.

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

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. SEPTEMBER 30,
1997)

         Premiums: Gross written premiums grew $24.7 million (20.8%) to $143.6 million for the nine months ended September 30, 1998 from $118.9 million for the same period of 1997; gross earned premiums grew $14.4 million (12.9%) to $126.0 million for the nine months ended September 30, 1998 from $111.6 million for the same period of 1997; net written premiums increased $20.7 million (24.7%) to $104.4 million for the nine months ended September 30, 1998 from $83.7 million for the same period of 1997; and net earned premiums grew $14.7 million (19.9%) to $88.7 million in 1998 from $74.0 million in 1997. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums, and net earned premiums are attributable to the following factors:

- Overall premium growth is primarily attributable to: expanded marketing efforts relating to commercial auto, commercial package, and specialty lines products through the increase in the Company's proprietary field organization to a total of 137 professionals, production underwriters and customer service representatives; and the continued development and growth of the Company's Preferred Agent Program, initiated in 1996, wherein business relationships are formed with brokers specializing in certain of the Company's business niches, thereby increasing the distribution of the Company's niche products. The Company also underwrote several new programs which contributed to the overall premium growth during 1998.

- Overall premium growth has been offset in part by the loss of accounts in certain market niches due to inadequate pricing levels being experienced as a result of market competition. Consistent with its underwriting focus, the Company has maintained pricing levels for its insurance products reflective of its underwriting assessment. As a result, loss in premium writings will occur due to inadequate pricing levels.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

         Net Investment Income: Net investment income approximated $10.9 million for the nine months ended September 30, 1998 and $7.2 million for the same period of 1997. Total investments grew to $335.3 million at September 30, 1998 from $212.0 million at September 30, 1997, primarily due to investing the proceeds from the Company's Feline Prides(SM) securities offering and cash flows provided from operating activities.

         Net Realized Investment Gain: Net Realized Investment Gains approximated $1.7 million for the nine months ended September 30,1998 and $.1 million for the same period of 1997. During the third quarter of 1998, the Company realigned the maturity distribution of certain of its tax exempt and taxable securities in order to increase after tax investment income.

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $7.5 million (18.4%) to $48.2 million for the nine months ended September 30, 1998 from $40.7 million for the same period of 1997 and the loss ratio decreased to 54.4% in 1998 from 55.0% in 1997. The increase in net loss and loss adjustment expenses was due primarily to the 19.9% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $4.4 million (19.0%) to $27.6 million for the nine months ended September 30, 1998 from $23.2 million for the same period of 1997. This increase was due primarily to the 19.9% growth in net earned premiums offset in part by changes in product and distribution mix.

         Income Tax Expense: The Company's effective tax rate for the nine months ended September 30, 1998 and 1997 was 26.6% and 24.0%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities and greater net realized investment gains on the sale of securities in 1998 vs. 1997.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 1998 VS SEPTEMBER 30,
1997)

         Premiums: Gross written premiums grew $13.0 million (29.0%) to $57.8 million for the three months ended September 30, 1998 from $44.8 million for the same period of 1997; gross earned premiums grew $6.7 million (16.4%) to $47.6 million for the three months ended September 30, 1998 from $40.9 million for the same period of 1997; net written premiums increased $11.6 million (38.5%) to $41.7 million for the three months ended September 30, 1998 from $30.1 million for the same period of 1997; and net earned premiums grew $5.7 million (21.5%) to $32.2 million in 1998 from $26.5 million in 1997. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums, and net earned premiums are attributable to similar factors as addressed in the Premiums caption of the "Results of Operations" (nine months ended September 30, 1998 vs. September 30, 1997).

         Net Investment Income: Net investment income approximated $4.4 million for the three months ended September 30, 1998 and $2.5 million for the same period of 1997. Total investments grew to $335.3 million at September 30, 1998 from $212.0 million at September 30, 1997, primarily due to investing the proceeds from the Company's Feline Prides(SM) securities offering and cash flows provided from operating activities.

         Net Realized Investment Gain: Net Realized Investment Gains approximated $1.6 million for the three months ended September 30,1998 and $.2 million for the same period of 1997. During the third quarter of 1998, the Company realigned the maturity distribution of certain of its tax-exempt and taxable securities in order to increase after tax investment income.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $3.0 million (20.8%) to $17.4 million in the third quarter 1998 from $14.4 million in the third quarter of 1997 and the loss ratio decreased to 54.2% in 1998 from 54.5% in 1997. The increase in net loss and loss adjustment expenses was due primarily to the 21.5% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.8 million (21.4%) to $10.2 million for the three months ended September 30, 1998 from $8.4 million for the same period of 1997. This increase was due primarily to the 21.5% growth in net earned premiums.

         Income Tax Expense: The Company's effective tax rate for the three months ended September 30, 1998 and 1997 was 27.7% and 24.9%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities and greater net realized investment gains on the sale of securities for the three months ended September 30, 1998 vs. September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1998 the Company's investments experienced unrealized investment depreciation of $.5 million, net of the related deferred tax benefit of $.3 million. At September 30, 1998, approximately 94% of the Company's fixed maturity securities consisted of U.S. Government securities or securities rated "1" or "2" by the NAIC, approximately 90.0% were rated "A-" or better (with no security rated lower than "BB-") by Standard & Poor's Corporation.

         On May 4, 1998, the consolidated capitalization of the Company increased by approximately $99.0 million from the sale of Feline Prides(SM) and Trust Preferred securities. The sale of Feline Prides(SM) consisted of 9,300,000 units of Income prides with a stated amount of $10.00, 1,000,000 units of Growth prides with a face amount equal to the stated amount, and 1,000,000 units of separate Trust Preferred securities with a stated amount of $10.00. $20.0 million from the sale of these securities was contributed to the Company's insurance subsidiaries. The company anticipates using the remaining funds for general corporate purposes, which may include acquisitions, (including, without limitation, acquisitions of programs or books of business), capital expenditures, additional capital contributions to its subsidiaries and the repurchase by the Company of its common stock. Additionally, the Company is obligated to make cash distributions at a rate of 7.0% of the stated amount per annum for the Income prides and the separate Trust Preferred securities, commencing May 4, 1998 through May 15, 2001 and payable quarterly in arrears.

         On August 3, 1998, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's Common Stock. The purchases will be made from time to time in the open market or through privately negotiated transactions. The decision to authorize the stock repurchase was based on the strong relative value currently represented by the Company's stock. The Company purchased 159,100 shares of common stock during the third quarter 1998 for $3,100,000.

         The Company produced net cash from operations of $34.8 million and $26.4 million, respectively, for the nine months ended September 30, 1998 and 1997. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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

YEAR 2000 READINESS DISCLOSURE

Background

         In the past, many computer software programs were written utilizing two digits rather than four in defining a year in the date field. As a result, date-sensitive computer software and embedded technology may recognize the year "00" in the date field as the year 1900 rather than 2000. This inability of computer hardware, software, and other technology to distinguish between the year 1900 and 2000 is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer systems and equipment failures or erroneous calculations by computer programs and embedded technology in the year 2000.

Approach

         The Company has established a Year 2000 oversight committee comprised of certain senior officers and internal audit personnel to develop a comprehensive approach with regard to the Company's assessment and mitigation of the Year 2000 issue. To date, this approach has included the establishment of a Year 2000 task force comprised principally of various information technology personnel under the direction of the Company's Information Technology Vice President. The task force has been meeting on a regularly scheduled basis to assess the Company's readiness with regard to the Year 2000 issue. The task force has divided the Year 2000 project into three main sections: "IT Systems", which encompasses the Company's hardware and software (operating and application); "Non-IT Systems", which encompasses embedded technology and micro processors contained in telecommunications and facilities management systems and other equipment; and "Third Parties", which encompasses the Company's major vendors, suppliers and customers.

The general phases to the task force's approach are:

         Phase 1           Inventorying Year 2000 items;

         Phase 2           Prioritizing identified items;

         Phase 3 Assessing the Year 2000 Compliance of the items determined to be material to the Company;

         Phase 4 Creating a project plan to address material items that are determined not to be Year 2000 compliant;

         Phase 5 Executing the project plan, which includes repairing, replacing or upgrading of such items;

         Phase 6           Testing the material items.

Status

         With respect to the "IT Systems" and "Non-IT Systems" sections, Phases 1 - 4 have been completed and Phase 5 is currently in process. The Company expects to have substantially all "IT Systems" and "Non-IT Systems" Year 2000 issues mitigated by March 31, 1999. With respect to the "Third Parties" section, the Company is in the process of identifying and prioritizing its critical vendors, suppliers and customers and communicating with them about their plans in addressing the Year 2000 problem. Evaluations of certain of the most critical vendors have already started and the "Third Party" section is expected to be completed by June 30, 1999.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

Costs

         The total cost associated with required modifications to become Year 2000 compliant is not expected to have a material effect on the Company's operations or financial condition. The estimated total cost to the Company of the Year 2000 project is approximately $200,000. The total amount expended on the project through September 30, 1998 was approximately $85,000, which related primarily to the "IT Systems" and "Non-IT Systems" section. This amount came from the Company's operating funds.

         The estimated cost of the Company's Year 2000 efforts and the dates on which the Company believes it will complete the various phases referred to above are based on management's best estimates using various assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other matters. There can be no assurance that these estimates will prove to be accurate, and actual results could differ from those currently anticipated. Specific factors that could cause such differences include the availability and costs of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the risk that reasonable testing will not uncover all Year 2000 problems and similar uncertainties.

Risk Factors

         The Company utilizes computer systems in virtually all aspects of its business. The Company also maintains relationships with a number of vendors, suppliers and customers whose own state of readiness with regard to the Year 2000 issue could potentially impact the Company. These parties include software, hardware, and telecommunication providers, banks and investment brokers, reinsurers and reinsurance intermediaries, certain agents and utilities. The failure to correct a material Year 2000 issue by the Company or a material "Third Party" could materially and adversely impact the Company's statement of operations, liquidity and financial position. Due to the uncertainty inherent in the Year 2000 issue, the Company is unable to determine whether the consequences of Year 2000 failures will have a material impact on the Company's statement of operations, liquidity or financial position. However, the Company believes with its completion of its Year 2000 project significant interruptions of operations should be reduced.

         Additionally, the Company issues professional liability, including Directors & Officers liability, and commercial multi-peril insurance policies. Coverage under certain of these policies may cover losses suffered by insureds as a result of Year 2000 issues. The Company's professional liability policies are written on a "claim made and reported" basis and since early 1997 approximately 50% of such policies have included a Year 2000 exclusion endorsement. The Company is including a Year 2000 exclusion endorsement on all new or renewing professional liability policies providing coverage effective January 1, 1999 and thereafter. With respect to its commercial multi-peril policies the Company believes claims against the comprehensive general liability coverage under these policies should fail based upon the doctrine of fortuity.

         However, it is not possible to predict whether or to what extent coverage could ultimately be found to exist by the courts and the effect thereof on the Company. Additionally, the Company could incur expense to contest the assertion of Year 2000 coverage claims, even if the Company prevails in its position. As a result, it is impossible to predict what, if any, exposure insurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

Contingency Plans

         The Company has not established contingency plans for non-compliance of its "IT Systems" or "Non-IT Systems", or those of "Third Parties". The Company anticipates that the "IT Systems" and "Non-IT Systems" sections will be Year 2000 compliant by March 31, 1999, and a review of the "Third Parties" section will be completed by June 30, 1999. Presently, the Company is not aware of any major "Third Party" problem and is on schedule with its expected completion dates for all sections. To the extent that the Company is aware of a non-compliant material "Third Party" a contingency plan would be developed which would potentially include replacing non-compliant material "Third Party" vendors and suppliers.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

         Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, the impact of Year 2000 issues and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; and (v) the impact of Year 2000 issues, including the matters referred to above under "Risk Factors".

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

         None.

Item 5.  Other information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  Exhibit No.           Page No.              Description

                  11.0                      17                Computation of
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

                                     PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                     Registrant


Date November 13, 1998               /s/ James J. Maguire
-------------------------------      -------------------------------------------
                                     James J. Maguire
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date November 13, 1998               /s/ Craig P. Keller
-------------------------------      -------------------------------------------
                                     Craig P. Keller
                                     Vice President, Secretary, Treasurer and
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)