Form 10-K
period 1998-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1999-03-30
CIK 909109

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [ ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 1999 as reported on the NASDAQ National Market System, was $137,086,971. Shares of Common Stock held by each executive officer and director and by each person who is known by the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 1999, Registrant had outstanding 12,220,115 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders to be held May 6, 1999 are incorporated by reference in Part III.

The Exhibit Index is located on Page 55 of 273.

                                     PART I

Item 1. BUSINESS

GENERAL

         As used in this Annual Report on Form 10-K, (i) "Philadelphia Insurance" refers to Philadelphia Consolidated Holding Corp., (ii) the "Company" refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the "Insurance Subsidiaries" refers to Philadelphia Indemnity Insurance Company ("PIIC") and Philadelphia Insurance Company ("PIC"), collectively; (iv) "MIA" refers to Maguire Insurance Agency, Inc., a captive underwriting manager; and (v) "PCHC Investment" refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984, to serve as a holding company for its four wholly owned subsidiaries (PIIC, PIC, MIA, and PCHC Investment).

         1998 marked the fifth anniversary for the Company as a publicly traded entity. During this five-year period, gross written premiums increased from $57.1 million to $197.4 million, the GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) averaged 86.4%, and the net operating income compound annual growth rate was 42.1%. The Company believes these achievements are primarily due to its continued focus on generating underwriting profits through conservative underwriting and pricing discipline, its differentiation in the marketplace through development of value-added coverage and service enhancements, and its multiple channels of distribution.

         During 1998, the Company completed a $103.5 million FELINE PRIDES(SM) security offering, thereby adding new capital to the Company. The Company intends to use the proceeds from this security offering for general corporate purposes, which may include acquisitions (including, without limitation, acquisitions of programs or books of business), capital expenditures, capital contributions, and the repurchase by the Company of its common stock. From these proceeds, $33.1 million was contributed to the Company's subsidiaries and $3.1 million was utilized to buy back the Company's common stock, under a stock buy-back program of up to $10.0 million authorized by the Company's Board of Directors.

         The Insurance Subsidiaries have been assigned an "A+" (Superior) Best's Rating by A.M. Best Company. According to A.M. Best, the "A+" (Superior) rating is issued to companies that demonstrate excellent financial strength and ability to meet its obligations to policyholders. A.M. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. The Insurance Subsidiaries also possess an "A" claims paying ability rating by Standard & Poor's. According to Standard & Poor's, insurers rated "A" offer good financial security for policyholders. The Company believes that the "A+" rating assigned by A.M. Best and the "A" rating assigned by Standard & Poor's are important factors in marketing its products.


BUSINESS STRATEGY

         The Company designs, markets and underwrites specialty commercial property and casualty insurance products incorporating value-added coverages and services for select target industries or niches. A mixed marketing strategy is utilized, wherein, the Company's production underwriting organization markets the Company's insurance products directly to the insured, designated broker representatives, and a network of preferred agents. The Company's production underwriting organization, consisting of 160 professionals at year end 1998, operates from 40 regional offices located across the United States and includes telemarketing staffs at its regional offices and the Philadelphia Home Office. Approximately, 54% of the total 1998 gross premium was produced indirectly either through the Company's 53 preferred agents (16%) or its some 4,000 broker relationships (38%).

Product Lines

     The following table sets forth, for the years ended December 31, 1998, 1997 and 1996, the gross written premiums on the Company's insurance product lines and the relative percentages that such premiums represented.

                                                   For the Years Ended December 31,
                                -----------------------------------------------------------------------
                                        1998                    1997                      1996
                                        ----                    ----                      ----
                                Dollars    Percentage   Dollars    Percentage    Dollars     Percentage
                                -------    ----------   -------    ----------    -------     ----------
                                                       (Dollars in Thousands)
Gross Written Premiums
Commercial Automobile .......   $ 21,748      11.0%     $ 18,415      11.6%      $ 18,506      13.5%
Commercial Excess ...........     60,873      30.8        59,296      37.3         56,411      41.2
Commercial Package ..........     78,090      39.6        60,012      37.7         43,707      32.0
Specialty Lines .............     30,396      15.4        20,748      13.0         16,558      12.1
Specialty Property & Inland
Marine ......................      1,104        .6
New Programs ................      4,828       2.4
Involuntary .................        369        .2           620        .4          1,673       1.2
                                --------   -------      --------   -------       --------   -------

Total .......................   $197,408     100.0%     $159,091     100.0%      $136,855     100.0%
                                ========   =======      ========   =======       ========   =======

     Commercial Automobile and Commercial Excess: The Company has provided Commercial Automobile Products to the leasing and rent-a-car industries for 36 years. Products offered to the rent-a-car industry include coverage for the business owner's property, dual interest liability, and physical damage on the rental vehicle. In 1998, the Company added paratransit as an additional class of business.

     Additionally, through arrangements with a number of the largest rent-a-car companies, the Company also offers its commercial excess product at the rental car counter to rent-a-car customers protecting them against liability for bodily injury and property damage, which is excess of the statutory coverage provided with the rental vehicle and primary over the renter's personal automobile insurance coverage.

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

     Commercial Package: The Company has been providing Commercial Multi Peril Package Policies ("Package Programs") to specific targeted niche markets for over 10 years. Among the organizations to which the Company offers its specialty niche package programs are non-profit, health and fitness, homeowners associations, and most recently, condominium associations, and day care facilities. The package policies provide a combination of comprehensive liability, property, automobile, and workers compensation coverage with limits up to $1.0 million for casualty, $100.0 million for property, and umbrella limits on an optional basis up to $10.0 million. Policies are further tailored to include special value-added features addressing unique aspects of each of the above niche markets - differentiating the Company's product offerings from those of its competitors.

     Specialty Lines: The Company has been providing specialty professional liability products for approximately ten years, specializing in non-ISO, proprietary policies developed primarily for the professional liability, employment practices and directors & officers liability markets. The Company focuses on maintaining a high renewal retention, improving current products, developing new products and staffing field offices with experienced underwriters. During 1998, the Company introduced a variety of coverage enhancements to several of its policies, including Executive Safeguard(SM), Miscellaneous Professional and Non-Profit Directors & Officers. These enhancements were designed to improve and differentiate the coverage offered without sacrificing underwriting results. In addition, two new products - Accountants and Dentists Professional Liability - were introduced into previously untapped markets. The Company has taken significant steps to regionalize its underwriting. By having a local underwriting presence, policyholders can benefit from quicker service and easier access to their underwriter. Furthermore, the Company is able to draw from other regional markets to fill its highly specialized personnel needs. The Company plans on staffing the remaining regional offices with experienced specialty lines underwriters during 1999.

     Specialty Property & Inland Marine: The Company established a Specialty Property & Inland Marine underwriting organization during 1998 specializing in large property risks and inland marine insurance. Products include the UltimateCover Policy which is designed to insure a wide range of business entities from shopping centers to hotels to educational. The Company anticipates that the UltimateCover Policy will not only provide the opportunity to market to new insureds, but will also provide the opportunity to round out existing product offerings and create cross-selling opportunities. With respect to inland marine products, the concentration of effort will be on the larger segments of the inland marine market including builders' risk, contractors' equipment and motor truck cargo. In addition, the expertise now exists to manuscript coverage forms for the unusual, "one-of-a-kind-type" account. The Specialty Property and Inland Marine Underwriting organization currently consists of a total of 20 professionals and support staff. The professionals possess an average experience level of 25 years in this market niche and will immediately introduce a "new" agency force to the Company's distribution, further complementing the Company's mixed marketing approach.

     New Products/Programs: The Company continually evaluates new product(s)/program(s) which either complement its current niche markets or provide opportunities consistent with its strategic focus on conservative underwriting and pricing within a select market niche. During 1998, the Company offered for the first time workers' compensation coverage (through a fronting and quota share arrangement) to "round out" its specialty and commercial lines product offerings. Additionally, the Company introduced a commercial multi-peril package product for day care facilities and a mobile home program.

     The following table provides the geographic distribution of the Company's risks insured as represented by direct earned premiums for all product lines for the year ended December 31, 1998. No other state accounted for more than 2% of total direct earned premiums for all product lines for the year ended December 31, 1998 (Dollars in Thousands).

                     State                                   Direct Earned Premiums                 Percent of Total
                     -----                                   ----------------------                 ----------------
California.................................                          $32,395                               18.7%
Florida....................................                           19,327                               11.1
New York...................................                           10,556                                6.1
New Jersey.................................                            8,809                                5.1
Illinois...................................                            7,186                                4.1
Hawaii.....................................                            7,015                                4.0
Texas......................................                            6,478                                3.7
North Carolina.............................                            6,338                                3.7
Massachusetts..............................                            6,241                                3.6
Pennsylvania...............................                            6,167                                3.6
Ohio.......................................                            6,057                                3.5
Washington.................................                            3,713                                2.1
Connecticut................................                            3,588                                2.1
Other......................................                           49,685                               28.6
                                                                    --------                              -----
Total Direct Earned Premiums...............                         $173,555                              100.0%
                                                                    ========                              =====


Underwriting and Pricing

     The Company's underwriting function is segregated into three independent groups: Commercial Lines, Specialty Lines, and Specialty Property & Inland Marine. Commercial and Specialty Lines, and Specialty Property and Inland Marine responsibilities include: pricing all business, managing the risk selection process, and monitoring loss ratios by product and insured.

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

     The Specialty Lines group, which has underwriting responsibility for the Company's professional liability products, consists of 16 home office underwriters and 10 regional underwriters, who report to the Chief Operating Officer, and are supported by underwriting assistants. The Specialty Lines underwriters have responsibility for underwriting specific professional liability products within designated Company marketing regions. The Specialty Lines underwriters located in regional offices work closely with the marketing department to generate profitable business.

     The Specialty Property & Inland Marine group, which has authority for the Company's large property and inland marine products, currently consists of two home office underwriters who are supported by underwriting assistants and other personnel. In addition, the Company has strategically placed 13 underwriting teams within the Company's existing field offices. These regional underwriters have total responsibility for sales, underwriting, policy issuance, and overall management of the book of business. All regional and home office Specialty Property & Inland Marine underwriters report to the Vice President of Specialty Property & Inland Marine Underwriting. The Company believes that by delivering excellent service on a local basis, relationship building will be enhanced.

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

Reinsurance

     The Company's casualty reinsurance agreement with Swiss Re America (the "Reinsurer") provides that the Company bears the first layer of liability on each occurrence (varying from $100,000 to $500,000 based upon the specific product) with the Reinsurer bearing the remaining contractual liability to policy limits of $1.0 million. Casualty risks in excess of $1.0 million up to $11.0 million are reinsured under a casualty treaty ("Excess Treaty") placed through a reinsurance broker. GE RE, Trenwick, and Liberty Mutual currently participate on the Excess Treaty at 50%, 25%, and 25%, respectively. Each of these reinsurers is rated "A" (Excellent) or better by A.M. Best Company. Facultative reinsurance is placed for each casualty risk in excess of $11.0 million.

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

     The Company's property excess of loss reinsurance treaty provides that the Company bears the first $500,000 layer of loss on each risk with General Reinsurance and Swiss Re America bearing the next $9.5 million layer of loss on each risk on a 55% / 45% quota share basis, respectively. The Company has an automatic facultative excess of loss cover with General Reinsurance and Swiss Re America (participating on a 55% / 45% quota share basis, respectively) for each property risk in excess of $10.0 million up to $100.0 million. Additionally, the Company has property catastrophe reinsurance for property catastrophe losses in excess of $2.0 million up to $14.0 million.

     The Company seeks to limit the risk of a reinsurer's default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least "A-" (Excellent) by A.M. Best. Second, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported by a reinsurance recoverable system that is regularly monitored. Finally, the Company typically does not write casualty policies in excess of $10.0 million nor property policies in excess of $50.0 million.

     The Company regularly assesses its reinsurance needs and seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve increases in retentions, modifications in premium rates, changes in reinsurers and other matters.

Marketing and Distribution

     Proactive risk selection based on sound underwriting criteria and relationship selling in clearly defined target markets continues to be the foundation of the Company's marketing plan. Within this framework, the Company's marketing effort is designed to assure a systematic and disciplined approach to developing business which is anticipated to be profitable. The Company's most important distribution channel is its production underwriting organization. The production underwriting organization is currently comprised of 160 employees located in 40 field offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct marketing, relationships with approximately 4,000 brokers have been formed either as a result of the broker having a relationship with the insured, or through seeking the Company's expertise in one of its specialty products.

     The Company's preferred agent program, wherein business relationships are formed with brokers specializing in certain of the Company's business niches, has grown to 53 preferred agent relationships at year end 1998, representing approximately $32.0 million in gross written premium. The Company anticipates increasing the number of these relationships by approximately 30% in 1999 thereby further increasing the distribution of the Company's niche products. This mixed marketing concept not only provides the flexibility to work with the broker and/or policyholder but also provides the flexibility to seize emerging market opportunities.

     With regard to the Specialty Property & Inland Marine underwriting organization, the Company has developed working relationships with a variety of distribution channels including wholesalers, brokers, and select independent agents.

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

     The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated. As a result of changes in estimates of insured events of prior years, the Company reduced losses and loss adjustment expenses incurred by $3,170,000, $1,716,000 and $965,000 in 1998, 1997 and 1996, respectively. Such favorable development was due to losses emerging at a lesser rate than had been originally anticipated when the initial reserves for the applicable accident years were estimated.


                                                                   As of and For the Years Ended December 31,
                                                                -----------------------------------------------
                                                                     1998             1997             1996
                                                                     ----             ----             ----
                                                                             (Dollars in Thousands)
Unpaid loss and loss adjustment expenses at
   beginning of year (1) ..................................       $ 108,928        $  85,723        $  68,246
                                                                  ---------        ---------        ---------
Provision for losses and loss adjustment expenses for
   current year claims ....................................          69,544           56,725           41,083
Decrease in estimated ultimate losses and loss
   adjustment expenses for prior year claims ..............          (3,170)          (1,716)            (965)
                                                                  ---------        ---------        ---------
Total incurred losses and loss adjustment expenses ........          66,374           55,009           40,118
                                                                  ---------        ---------        ---------
Loss and loss adjustment expense payments for claims
attributable to:
   Current year ...........................................          13,402            9,512            7,427
   Prior years ............................................          26,870           22,292           15,214
                                                                  ---------        ---------        ---------
Total payments ............................................          40,272           31,804           22,641
                                                                  ---------        ---------        ---------
Unpaid loss and loss adjustment expenses at end of year (1)       $ 135,030        $ 108,928        $  85,723
                                                                  =========        =========        =========

     (1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $16,120, $13,502 and $10,919 at December 31, 1998, 1997 and 1996, respectively.


     The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1988 through 1998. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                             (Dollars in Thousands)

UNPAID LOSS AND LOSS ADJUSTMENT
EXPENSES, AS STATED                     1988       1989       1990       1991       1992       1993       1994       1995
                                        ----       ----       ----       ----       ----       ----       ----       ----
                                     $ 10,615   $ 12,198   $ 15,930   $ 22,248   $ 31,981   $ 38,714   $ 53,595   $ 68,246
Cumulative Paid as of:

1 year later  ....................      2,955      3,354      4,286      6,698      9,865     10,792     12,391     15,214
2 years later ....................      4,832      6,249      8,084     12,485     16,290     19,297     23,139     31,410
3 years later ....................      6,584      8,807     10,838     16,288     21,253     24,991     33,511     40,637
4 years later ....................      7,813     10,155     12,907     17,780     24,299     28,903     38,461
5 years later ....................      8,341     11,217     13,211     19,406     25,793     30,558
6 years later ....................      8,748     11,497     13,792     19,898     26,321
7 years later ....................      8,704     11,760     14,074     20,246
8 years later ....................      8,696     11,902     14,329
9 years later ....................      8,746     11,905
10 years later ...................      8,754


Unpaid Loss and Loss Adjustment
Expenses re-estimated as of End of
Year:

1 year later .....................      9,535     12,628     15,953     22,056     30,538     38,603     52,670     67,281
2 years later ....................      9,825     12,644     15,712     21,327     30,428     38,016     52,062     66,061
3 years later ....................      9,645     12,424     14,822     21,198     29,648     37,184     51,149     63,872
4 years later ....................      9,437     11,947     14,811     21,118     29,306     36,272     49,805
5 years later ....................      9,053     11,836     14,841     21,399     28,553     35,783
6 years later ....................      8,859     12,060     14,593     21,106     28,370
7 years later ....................      8,770     12,008     14,606     21,013
8 years later ....................      8,783     12,039     14,596
9 years later ....................      8,804     12,039
10 years later ...................      8,804

Cumulative Redundancy
  Dollars ........................   $  1,811   $    159   $  1,333   $  1,235   $  3,611   $  2,931   $  3,790   $  4,374
  Percentage .....................       17.1%       1.3%       8.4%       5.6%      11.3%       7.6%       7.1%       6.4%

UNPAID LOSS AND LOSS ADJUSTMENT
EXPENSES, AS STATED                     1996       1997        1998
                                        ----       ----        ----
                                     $ 85,723    $108,928    $135,030
Cumulative Paid as of:

1 year later  ....................     22,292      26,870
2 years later ....................     38,848
3 years later ....................
4 years later ....................
5 years later ....................
6 years later ....................
7 years later ....................
8 years later ....................
9 years later ....................
10 years later ...................


Unpaid Loss and Loss Adjustment
Expenses re-estimated as of End of
Year:

1 year later .....................     84,007     105,759
2 years later ....................     81,503
3 years later ....................
4 years later ....................
5 years later ....................
6 years later ....................
7 years later ....................
8 years later ....................
9 years later ....................
10 years later ...................

Cumulative Redundancy
  Dollars ........................   $  4,220       3,170
  Percentage .....................       4.90%        2.9%

(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $16,120, $13,502, $10,919, $9,440, $5,580,
     $5,539, $1,770, $1,267, $1,672 and $1,591 at December 31, 1998, 1997, 1996,
     1995, 1994, 1993, 1992, 1991, 1990, and 1989, respectively.

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

     The unpaid loss and loss adjustment expense of PIIC and PIC, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company's financial statements prepared in accordance with generally accepted accounting principles ("GAAP") with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance whereas under GAAP these amounts are reported without giving effect to reinsurance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 113. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote (1) on Page 10 for amounts). There is no effect on net income or shareholders' equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

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


                                                                             For the Years Ended December 31,
                                                              -------------------------------------------------------------
                                                                1998         1997         1996         1995         1994
                                                                ----         ----         ----         ----         ----
Loss Ratio ...........................................          54.1%        55.3%        55.7%        57.1%        59.5%
Expense Ratio ........................................          31.0%        29.1%        31.1%        29.6%        29.9%
                                                               -----        -----        -----        -----        -----
Combined Ratio .......................................          85.1%        84.4%        86.8%        86.7%        89.4%
                                                               =====        =====        =====        =====        =====
Industry Combined Ratio after Policyholders" Dividends         104.8%       101.6%       105.8%       106.3%       108.3%
                                                               =====        =====        =====        =====        =====
                                                                (1)          (2)          (2)          (2)          (2)


(1)  Source:  Best's Review/Preview PC 1999  (Estimated 1998).
(2)  Source:  Best's Aggregates & Averages, 1998 Edition.

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

     The following table sets forth, for the periods indicated, net written premiums to policyholders' surplus for the Insurance Subsidiaries (statutory basis):

                                                                  As of and For the Years Ended December 31,
                                                -----------------------------------------------------------------------------
                                                    1998           1997             1996              1995            1994
                                                -----------    -----------       -----------       ----------     -----------
                                                                           (Dollars in Thousands)
Net Written Premiums..................          $   143,036    $   111,797       $    83,994       $   62,072     $    55,398
Policyholders' Surplus................          $   152,336    $   105,985       $    81,906       $   67,500     $    56,027
Premium to Surplus Ratio..............           1.0 to 1.0     1.0 to 1.0        1.0 to 1.0        .9 to 1.0      1.0 to 1.0

Investments

     The Company's investment objective continues to be the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best and Standard & Poors' ratings. The Company utilizes professional investment managers for its fixed maturity and equity investments, which consist of diversified issuers and issues.

     At December 31, 1998, the Company had total investments with a carrying value of $356.5 million. At December 31, 1998, 79.6% of the Company's total investments were investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 20.4% of the Company's total investments consisted primarily of publicly-traded common stock securities.

     The following table sets forth information concerning the composition of the Company's total investments at December 31, 1998:

                                                          Estimated                     Percent of
                                           Amortized        Market       Carrying        Carrying
                                             Cost           Value         Value           Value
                                           --------       --------       --------       ----------
                                                          (Dollars in Thousands)
Fixed Maturities:
 Obligations of States and Political
  Subdivisions .......................     $112,196       $117,195       $117,195          32.9%
 U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies ..........        7,706          7,918          7,918           2.2
 Corporate and Bank Debt Securities ..       69,532         69,391         69,391          19.5
 Collateralized Mortgage Securities ..       42,755         42,820         42,820          12.0
 Asset Backed Securities .............       46,368         46,394         46,394          13.0
Equity Securities ....................       43,441         72,768         72,768          20.4
                                           --------       --------       --------         -----
  Total Investments ..................     $321,998       $356,486       $356,486         100.0%
                                           ========       ========       ========         =====

     At December 31, 1998, all of the Insurance Subsidiaries' fixed maturity securities consisted of U.S. government securities or securities rated "1" or "2" by the NAIC; the majority of the Company's fixed maturity securities were rated "A-" or better by Standard & Poor's Corporation.

     The cost and estimated market value of fixed maturity securities at December 31, 1998, by remaining original contractual maturity, are set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

                                                                     Amortized Cost        Estimated Market Value
                                                                    ----------------      ------------------------
                                                                                  (Dollars in Thousands)
Due in one year or less.......................................       $      10,571              $       10,737
Due after one year through five years.........................              33,688                      34,237
Due after five years through ten years........................             118,704                     123,095
Due after ten years...........................................              26,471                      26,435
Collateralized Mortgage and Asset Backed Securities...........              89,123                      89,214
                                                                     -------------              --------------
     Total....................................................       $     278,557              $      283,718
                                                                     =============              ==============

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

Regulation

     General: Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation, designed primarily for the protection of policyholders and not shareholders, relates to most aspects of an insurance company's business and includes such matters as authorized lines of business; underwriting standards; financial condition standards; licensing of insurers; investment standards; premium levels; policy provisions; the filing of annual and other financial reports prepared on the basis of Statutory Accounting Practices ("SAP"); the filing and form of actuarial reports; the establishment and maintenance of reserves for unearned premiums; losses and loss adjustment expenses; transactions with affiliates; dividends; changes in control; and a variety of other financial and non-financial matters. Because the Insurance Subsidiaries are domiciled in Pennsylvania, the Pennsylvania Department of Insurance (the "Department") has primary authority over the Company.

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

     Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to Pennsylvania insurance laws, which currently require that dividends be paid from profits and afford the Department 30 days to disapprove the payment of "extraordinary dividends" from a domestic property and casualty insurer to its shareholders (i.e., dividends over a twelve-month period that exceed the greater of (a) 10% of policyholders' surplus shown on the latest Annual Statement filed with the Department, or (b) the net income for the period covered by such statement but in no event to exceed the amount of unassigned funds (i.e., retained earnings plus or minus net unrealized gains or losses). In addition, the law specifies factors to be considered by the Department to allow it to determine that policyholders' surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate to its financial needs. Such factors include, for example, the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance, and the adequacy of the company's reserves. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $80.5 million at December 31, 1998. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $17.7 million of dividends in 1999 without obtaining prior approval from the Department. During the fourth quarter of 1998, for surplus allocation purposes, PIC paid a $5.5 million dividend to Philadelphia Insurance which Philadelphia Insurance subsequently contributed to PIIC.

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

     Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders' surplus at December 31, 1998 is in excess of the prescribed risk-based capital requirements.

     Insurance Guaranty Funds: The Insurance Subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. During the five years ended December 31, 1998, the amount of such guaranty fund assessments paid by the Company was not material.

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

     Overall, due to the abundance of capital in the insurance industry, the current business climate remains competitive from a solicitation and pricing standpoint. In the context of the current environment, the Company will not sacrifice pricing guidelines for premium volume and will "walk away", if necessary, from writing business that does not meet established underwriting standards and pricing guidelines. Management believes, though, that the Company's mixed marketing strategy is a strength in this market environment, in that it provides the flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company's production underwriters have established relationships with approximately 4,000 brokers, thus facilitating a regular flow of submissions.

Employees

     As of February 26, 1999, the Company had 386 full-time employees and 13 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company's relations with its employees are generally excellent.

Item 2. DESCRIPTION OF PROPERTY

     The Company leases certain office space in Bala Cynwyd, PA which serves as its headquarters location and also leases 40 field offices for its field marketing organization. The Company sold its previous headquarters building in Wynnewood, PA for proceeds of approximately $2.0 million during 1998.

Item 3. LEGAL PROCEEDINGS

     The Company is not subject to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     During the fourth quarter of 1998, the Company did not sell any of its securities which were not registered under the Securities Act of 1933.

     The Company's common stock, no par value, trades on The NASDAQ Stock Market under the symbol "PHLY". As of February 23, 1999, there were 272 holders of record and 1,180 beneficial shareholders of the Company's common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

                                                        1998                               1997(1)
                                            -----------------------------     -----------------------------
     Quarter                                    High             Low              High             Low
                                            ------------    -------------     ------------    -------------
     First                                     21.750           16.750           15.000           11.250
     Second                                    24.375           20.000           17.563           14.000
     Third                                     23.000           18.625           23.250           16.500
     Fourth                                    23.688           19.375           23.000           15.688

(1) 1997 First, Second, and Third Quarters restated to reflect a two-for-one split of the Company's common stock distributed in November 1997.

     The Company did not declare cash dividends on its common stock in 1998 and 1997, and currently intends to retain its earnings to enhance future growth. The payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions and legal and regulatory restrictions.

     As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company's insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Note 2 to the Consolidated Financial Statements).

Item 6.   SELECTED FINANCIAL DATA

                                                                As of and For the Years Ended December 31,
                                             -----------------------------------------------------------------------------
                                                             (In Thousands, Except Share and Per Share Data)
                                                 1998            1997             1996            1995            1994
                                             ------------    ------------     ------------    ------------    ------------
Operations Statement Data:
Gross Written Premiums ...................   $    197,408    $    159,091     $    136,855    $    104,180    $     89,099
Gross Earned Premiums ....................   $    174,737    $    150,128     $    121,820    $     99,507    $     84,657
Net Written Premiums .....................   $    143,036    $    111,797     $     83,994    $     62,072    $     55,398
Net Earned Premiums ......................   $    122,687    $    100,555     $     72,050    $     58,188    $     52,085
Net Investment Income ....................         15,448           9,703            7,910           6,506           4,902
Net Realized Investment Gain (Loss) ......            474             (16)             260             181          (1,697)
Other Income .............................            219             228              282             309             314
--------------------------------------------------------------------------------------------------------------------------
     Total Revenue .......................        138,828         110,470           80,502          65,184          55,604
--------------------------------------------------------------------------------------------------------------------------

Net Loss and Loss Adjustment
   Expenses ..............................         66,374          55,009           40,118          33,227          31,009
Acquisition Costs and Other
   Underwriting Expenses .................         38,422          31,344           22,210          17,105          15,541
Other Operating Expenses .................          2,212           1,909            1,386           2,564           1,347
--------------------------------------------------------------------------------------------------------------------------
     Total Losses and Expenses ...........        107,008          88,262           63,714          52,896          47,897
--------------------------------------------------------------------------------------------------------------------------

Minority Interest:  Distributions on
   Company Obligated Mandatorily
   Redeemable Preferred Securities of
   Subsidiary Trust ......................          4,770
--------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes ...............         27,050          22,208           16,788          12,288           7,707
     Total Income Tax Expense ............          7,022           5,338            3,414           2,458           1,734
--------------------------------------------------------------------------------------------------------------------------
     Net Income ..........................   $     20,028    $     16,870     $     13,374    $      9,830    $      5,973
--------------------------------------------------------------------------------------------------------------------------
Weighted-Average Common Shares
   Outstanding (1) .......................     12,249,262      12,193,659       11,879,506      11,627,702      11,627,702
Weighted-Average Share Equivalents
   Outstanding (1) .......................      2,680,165       2,736,039        2,373,742       2,049,004       1,647,902
--------------------------------------------------------------------------------------------------------------------------
Weighted-Average Shares and Share
   Equivalents Outstanding (1) ...........     14,929,427      14,929,698       14,253,248      13,676,706      13,275,604
--------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share (1)(2) ..........   $       1.63    $       1.38     $       1.13    $       0.85    $       0.51
--------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share(1)(2) .........   $       1.34    $       1.13     $       0.94    $       0.72    $       0.45
--------------------------------------------------------------------------------------------------------------------------
Year End Financial Position:
   Total Investments and Cash
     and Cash Equivalents ................   $    388,059    $    229,599     $    180,061    $    140,086    $    105,720
   Total Assets ..........................        469,198         288,126          225,938         174,148         140,718
   Unpaid Loss and Loss Adjustment
     Expenses ............................        151,150         122,430           96,642          77,686          59,175
   Minority Interest in Consolidated
     Subsidiaries: .......................         98,905
   Total Shareholders' Equity ............        137,483         111,284           85,642          68,316          52,600
   Common Shares Outstanding(1) ..........     12,200,563      12,242,431       12,079,612      11,627,702      11,627,702
--------------------------------------------------------------------------------------------------------------------------
Insurance Operating Ratios
(Statutory Basis):
   Net Loss and Loss Adjustment
     Expenses to Net Earned Premiums .....           54.1%           55.3%            55.7%           57.1%           59.5%
   Underwriting Expenses to Net
     Written Premiums ....................           31.0%           29.1%            31.1%           29.6%           29.9%
--------------------------------------------------------------------------------------------------------------------------
Combined Ratio ...........................           85.1%           84.4%            86.8%           86.7%           89.4%
==========================================================================================================================
A.M. Best Rating .........................        A+               A                A               A               A
                                              (Superior)      (Excellent)      (Excellent)     (Excellent)     (Excellent)


(1) 1996, 1995, and 1994 restated to reflect a two-for-one split of the Company's common stock distributed in November 1997.

(2) 1996, 1995, and 1994 earnings per share amounts restated in accordance with the provisions of SFAS No. 128 adopted as of December 31, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Operations

1998 marked the fifth anniversary for the Company as a publicly traded entity. During this five-year period, gross written premiums increased from $57.1 million to $197.4 million, the GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) averaged 86.4%, and the net operating income compound annual growth rate was 42.1%. The Company believes these achievements are primarily due to its continued focus on generating underwriting profits through conservative underwriting and pricing discipline, its differentiation in the marketplace through development of value-added coverage and service enhancements, and its multiple channels of distribution.

1998 was a year in which the Company not only continued to realize profitable growth, but also built upon its existing franchise foundation. For 1998, the Company reported net income of $20.0 million, an 18.3% increase over its net income of $16.9 for 1997. This increase was principally due to a 24.1% increase in gross written premiums, a 58.8% increase in net investment income and profitable underwriting which resulted in an 85.4% GAAP basis combined ratio, which, once again, is substantially lower than the commercial property and casualty insurance industry as a whole.

The Company's gross written premium growth during the year was attributable to a number of factors, including: the continued growth and strengthening of the Company's field marketing organization from 100 professionals at year end 1997 to 160 at year end 1998 and the addition of two new field offices; the addition of a Specialty Property and Inland Marine underwriting organization which brings a new line of business to the Company; increased product distribution through the Preferred Agent Program by the addition of 18 new Preferred Agent relationships; and new product offerings. Additionally, the 58.8% growth in net investment income was due to the 63.8% increase in total investments during 1998. This growth in total investments was primarily due to investing the proceeds of the Company's FELINE PRIDES(SM) security offering.

During 1998, the Company completed a $103.5 million FELINE PRIDES(SM) security offering, thereby adding new capital to the Company. The Company intends to use the proceeds from this security offering for general corporate purposes, which may include acquisitions (including, without limitation, acquisitions of programs or books of business), capital expenditures, capital contributions, and the repurchase by the Company of its common stock. From these proceeds, $33.1 million was contributed to the Company's subsidiaries, of which, $20.0 million was contributed to the Company's insurance subsidiaries to support anticipated growth. Additionally, $3.1 million was utilized to buy back the Company's common stock, under a stock buy-back program of up to $10.0 million authorized by the Company's Board of Directors.

The Company's insurance subsidiaries are rated "A+" (Superior) by A.M. Best Company and have been assigned an "A" claims paying ability rating by Standard & Poors'.

Investments

The Company's investment objective continues to be the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best and Standard & Poors' ratings. The Company utilizes professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of December 31, 1998 approximately 73% of the total invested assets (total investments plus cash equivalents) consisted of investments in fixed maturity securities.

The Company increased its existing portfolio of fixed maturity securities by predominately investing in investment grade taxable fixed maturity securities during 1998 due to the more favorable after-tax yields as compared to tax-exempt fixed maturity securities. At the end of 1998, investment grade taxable fixed maturity securities represented 51.5% of the total invested assets, compared to 35.7% as of the end of 1997. The Company has also continued to invest in common stock of quality growth-oriented mid-and large-cap companies seeking to achieve diversification and capital appreciation in its invested assets. At December 31, 1998, common stocks comprised 18.8% of invested assets, compared to 20.9% as of the end of 1997.

The Company increased its existing portfolio of collateralized mortgage and asset backed securities during 1998 in order to realize more favorable after-tax yields. Collateralized mortgage and asset backed securities amounted to $42.8 million and $46.4 million, respectively, as of December 31, 1998 and $7.3 and $11.3, respectively, as of December 31 1997. These securities are short tranche securities possessing favorable prepayment risk profiles. The Company had no derivative financial instruments.


RESULTS OF OPERATIONS
(1998 versus 1997)

Premiums: Gross written premiums grew $38.3 million (24.1%) to $197.4 million in 1998 from $159.1 million in 1997; gross earned premiums grew $24.6 million (16.4%) to $174.7 million in 1998 from $150.1 million in 1997; net written premiums increased $31.2 million (27.9%) to $143.0 million in 1998 from $111.8 million in 1997; and net earned premiums grew $22.1 million (22.0%) to $122.7 million in 1998 from $100.6 million in 1997. The overall growth in premiums are attributable to a number of factors including:

- Expansion of marketing efforts relating to commercial auto, commercial package, and specialty lines products through the increase in the Company's field organization to a total of 160 professionals.


- The continued development and growth of the Company's Preferred Agent Program (18 new preferred relationships formed in 1998), initiated in 1996, wherein business relationships are formed with brokers specializing in certain of the Company's business niches, thereby increasing the distribution of the Company's niche products.

- The addition of a new Specialty Property and Inland Marine underwriting organization during the fourth quarter of 1998 as well as several other new programs during the year.

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

Net Investment Income: Net investment income approximated $15.4 million in 1998 and $9.7 million in 1997. Total investments grew to $356.5 million at December 31, 1998 from $217.7 million at December 31, 1997, primarily due to investing the proceeds from the Company's FELINE PRIDES(SM) security offering and cash flows provided from operating activities.

Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $11.4 million (20.7%) to $66.4 million in 1998 from $55.0 million in 1997 and the loss ratio decreased to 54.1% in 1998 from 54.7% in 1997. The increase in net loss and loss adjustment expenses was due primarily to the 22.0% growth in net earned premiums.

Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $7.1 million (22.7%), to $38.4 million in 1998 from $31.3 million in 1997. This increase was due primarily to the 22.0% growth in net earned premiums.

Income Tax Expense: The Company's effective tax rates for 1998 and 1997 were 26.0% and 24.0%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities and greater net investment gains on the sale of securities in 1998 vs. 1997.


RESULTS OF OPERATIONS
(1997 versus 1996)

Premiums: Gross written premiums grew $22.2 million (16.2%) to $159.1 million in 1997 from $136.9 million in 1996; gross earned premiums grew $28.3 million (23.2%) to $150.1 million in 1997 from $121.8 million in 1996; net written premiums increased $27.8 million (33.1%) to $111.8 million in 1997 from $84.0 million in 1996; and net earned premiums grew $28.5 million (39.5%) to $100.6 million in 1997 from $72.1 million in 1996. The overall growth in premiums and the varying growth rates for gross written premiums, gross earned premiums, net written premiums and net earned premiums are attributable to a number of factors including:

- Overall premium growth is primarily attributable to: continued marketing efforts relating to commercial auto, commercial package, and specialty lines products, along with the continued development of the Company's Preferred Agent Program, initiated in 1996, wherein business relationships are formed with brokers specializing in certain of the Company's business niches, thereby increasing the distribution of the Company's niche products; the increase of the Company's proprietary field organization to a total of 100 professionals, production underwriters and customer service representatives.

- Net written and net earned premiums grew at higher rates than gross written and gross earned premiums, primarily due to the renegotiation of the Company's reinsurance program effective January 1, 1997, whereby more favorable reinsurance rates were realized while substantially the same retentions and coverages were maintained.

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

Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $14.9 million (37.2%) to $55.0 million in 1997 from $40.1 million in 1996 and the loss ratio decreased to 54.7% in 1997 from 55.7% in 1996. The increase in net loss and loss adjustment expenses was due primarily to the 39.5% growth in net earned premiums. Additionally, since more earned premium was retained from the lower cost of reinsurance (see "Premiums", above), and there was relatively higher net earned premium growth on products with low loss experience, the 37.2% increase in net loss and loss adjustment expenses was lower than the 39.5% net earned premium growth.

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


GROWTH OPPORTUNITIES

The attainment of profitable new business continues to be a primary focus of the Company. During the fourth quarter of 1998, the Company added a new Specialty Property and Inland Marine underwriting organization which specializes in large property risks and all classes of inland marine insurance. The Company also anticipates growing its Preferred Agent Program, thereby further increasing the distribution of the Company's niche products. In addition, the Company has grown its field organization during 1998 to 160 professionals, including production underwriters and customer service representatives, and plans to further expand this organization in 1999, thereby further strengthening its resources to prospect the Company's existing niches for profitable new business. The Company also seeks acquisition opportunities to purchase programs or books of business which complement its niche markets or parallel its conservative underwriting and pricing discipline. The Company is exploring opportunities in this regard.

Overall, due to the abundance of capital in the insurance industry, the current business climate remains very competitive from a solicitation and pricing standpoint. In the context of the current environment, the Company will not sacrifice underwriting standards or pricing guidelines solely for premium volume and will "walk away", if necessary, from writing business that does not meet established underwriting standards and pricing guidelines, as has occurred in the commercial auto niche over the past three years and in the Company's nursing home commercial package product during the fourth quarter of 1998. Management believes, though, that the Company's mixed marketing strategy is a strength in this market environment, in that it provides the flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the

Company's production underwriters have established relationships with approximately 4,000 brokers, thus facilitating a regular flow of submissions.


LIQUIDITY AND CAPITAL RESOURCES

Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of the Insurance Subsidiaries (Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company), Maguire Insurance Agency, Inc., and PCHC Investment Corp. Its primary sources of funds are dividends from its subsidiaries and payments to it pursuant to tax allocation agreements with the Insurance Subsidiaries. For the year ended December 31, 1998, payments to PCHC pursuant to such tax allocation agreements totaled $9.3 million. The payment of dividends to PCHC from the Insurance Subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $80.5 million at December 31, 1998. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $17.7 million of dividends in 1999 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania. During the fourth quarter of 1998, for surplus allocation purposes, Philadelphia Insurance Company paid a $5.5 million dividend to PCHC which PCHC subsequently contributed to Philadelphia Indemnity Insurance Company.

On May 4, 1998, the consolidated capitalization of the Company increased by approximately $99.0 million from the sale of FELINE PRIDES(SM) and Trust Preferred securities. The sales of FELINE PRIDES(SM) consisted of 9,350,000 units of Income Prides with a stated amount of $10.00, 1,000,000 units of Growth Prides with a face amount equal to the stated amount, and 1,000,000 units of separate Trust Preferred securities with a stated amount of $10.00. $33.1 million from the sale of these securities was contributed to the Company's subsidiaries, of which, $20.0 million was contributed to the Insurance Subsidiaries. Additionally, $3.1 million was utilized by the Company to buy back its common stock under its stock buy-back program. The Company anticipates using the remaining proceeds for general corporate purposes, which may include acquisitions (including, without limitation, acquisitions of programs or books of business), capital expenditures, additional capital contributions to its subsidiaries and the repurchase by the Company of its common stock. The Company is obligated to make cash distributions, commencing May 4, 1998 through May 15, 2001, at a rate of 7.0% of the stated amount per annum for the Income Prides and the separate Trust Preferred securities and contract adjustment payments at the rate of .50% per annum of the $10.00 stated amount to the holders of the Growth Prides.

Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 1998, the investment and cash balances in such trust accounts totaled approximately $11.2 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 1998, the balance on deposit for the benefit of such policyholders totaled approximately $11.0 million.

The Company has produced net cash from operations of $49.8 million in 1998, $38.0 million in 1997 and $37.6 million in 1996. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

The Insurance Subsidiaries, which operate under a pooling agreement, must have certain levels of policyholders' surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the "NAIC") suggest that a property and casualty insurer's ratio of annual statutory net premium written to policyholders' surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the Insurance Subsidiaries to their combined policyholders' surplus was 1.0-to-1.0 for 1998 and 1997. Management believes that the policyholders' surplus, which was $152.3 million at December 31, 1998, will be sufficient to support current and anticipated premium writings.

Risk-based capital is designed to measure the acceptable amount of capital and surplus an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently contained in the applicable Pennsylvania Insurance Company statutes, the Insurance Subsidiaries' capital and surplus is in excess of the prescribed risk-based capital requirements.

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

Approach

The Company has established a Year 2000 oversight committee comprised of certain senior officers and internal audit personnel to develop a comprehensive approach with regard to the Company's assessment and mitigation of the Year 2000 issue. To date, this approach has included the establishment of a Year 2000 task force comprised principally of various information technology personnel under the direction of the Company's Information Technology Vice President. The task force has been meeting on a regularly scheduled basis to assess the Company's readiness with regard to the Year 2000 issue. The task force has divided the Year 2000 project into three main sections: "IT Systems", which encompasses the Company's hardware and software (operating and application); "Non-IT Systems", which encompasses embedded technology and microprocessors contained in telecommunications and facilities management systems and other equipment; and "Third Parties", which encompasses the Company's major vendors, suppliers and customers.

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

         Phase 6           Testing the material items.


Status

With respect to the "IT Systems" and "Non-IT Systems" sections, Phases 1 - 5 have been completed and Phase 6 is currently in process. The Company expects to have substantially all "IT Systems" and "Non-IT Systems" Year 2000 issues mitigated by March 31, 1999. With respect to the "Third Parties" section, the Company has identified and prioritized its critical vendors, suppliers and customers and communicated with them about their plans in addressing the Year 2000 problem. Evaluations of certain of the most critical vendors are in process and the "Third Party" section is expected to be completed by June 30, 1999.


Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to have a material effect on the Company's operations or financial condition. The estimated total cost to the Company of the Year 2000 project is approximately $125,000. The total amount expended on the project through December 31, 1998 was approximately $115,000, which related primarily to the "IT Systems" and "Non-IT Systems" section. This amount came from the Company's operating funds.

The estimated cost of the Company's Year 2000 efforts and the dates on which the Company believes it will complete the various phases referred to above are based on management's best estimates using various assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other matters. There can be no assurance that these estimates will prove to be accurate, and actual results could differ from those currently anticipated. Specific factors that could cause such differences include the availability and costs of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and embedded technology, the risk that reasonable testing will not uncover all Year 2000 problems and similar uncertainties.


Risk Factors

The Company utilizes computer systems in virtually all aspects of its business. The Company also maintains relationships with a number of vendors, suppliers, and customers whose own state of readiness with regard to the Year 2000 issue could potentially impact the Company. These parties include software, hardware, and telecommunication providers; banks and investment brokers; reinsurers and reinsurance intermediaries; certain agents; and utilities. The failure to correct a material Year 2000 issue by the Company or a material "Third Party" could materially and adversely impact the Company's statement of operations, liquidity; and financial position. Due to the uncertainty inherent in the Year 2000 issue, the Company is unable to determine whether the consequences of Year 2000 failures will have a material impact on the Company's statement of operations, liquidity, or financial position. However, the Company believes with its completion of its Year 2000 project significant interruptions of operations should be reduced.

Additionally, the Company issues professional liability, including Directors & Officers liability, and commercial multi-peril insurance policies. Coverage under certain of these policies may cover losses suffered by insureds as a result of Year 2000 issues. The Company's professional liability policies are written on a "claims made and reported" basis, and since early 1997 approximately 50% of such policies have included a Year 2000 exclusion endorsement. The Company is including a Year 2000 exclusion endorsement on virtually all new or renewing professional liability policies providing coverage effective January 1, 1999 and thereafter. On occasion, for qualifying accounts, underwriters may remove the exclusion after satisfactory receipt and review of a supplemental application (which includes a warranty statement) and other underwriting information. With respect to its commercial multi-peril policies the Company believes claims against the comprehensive general liability coverage under these policies should fail based upon the doctrine of fortuity.

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


Contingency Plans

The Company has not established contingency plans for non-compliance of its "IT Systems" or "Non-IT Systems" since the Company anticipates that the "IT Systems" and "Non-IT Systems" sections will be Year 2000 compliant by March 31, 1999. The Company's review of the "Third Parties" section will be completed by June 30, 1999. Presently, the Company is not aware of any major "Third Party" problem. The Company is on schedule with its expected completion dates for all sections. To the extent that the Company is aware of a non-compliant material "Third Party" a contingency plan would be developed which would potentially include replacing non-compliant material "Third Party" vendors and suppliers.

INFLATION

Property and casualty insurance premiums are established before the amount of losses and loss adjusted expenses, or the extent to which inflation may affect such amounts, is known. The Company attempts to anticipate the potential impact of inflation in establishing its premiums and reserves. Substantial future increases in inflation could result in future increases in interest rates, which, in turn, are likely to result in a decline in the market value of the Company's investment portfolio and resulting unrealized losses and/or reductions in shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity shall recognize all derivative instruments in the statement of financial position as either assets or liabilities depending on the rights or obligations under the instrument. Furthermore, derivative instruments shall be measured at fair value. SFAS No. 133 also provides guidance for accounting for changes in the fair value (that is, gains or losses) of a derivative instrument. The Company will adopt the provisions of SFAS No. 133 as of January 1, 2000. At December 31, 1998 the Company held no derivative financial instruments.

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position (SOP) 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," specifying the preferable accounting treatment for entities that are subject to guaranty-fund and other insurance-related assessments. The Company will adopt the provisions of SOP 97-3 in the first quarter of 1999 and does not expect a material impact on the Company's financial statements.


FORWARD-LOOKING INFORMATION

Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, the impact of Year 2000 issues, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; and (v) the impact of Year 2000 issues, including the matters referred to above under "Risk Factors".

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The Company does not have any derivative financial instruments. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.




                               DECEMBER 31, 1998
                            EXPECTED MATURITY DATES
              (Dollars in thousands, except average interest rate)

                                                                                                              TOTAL
                                                                                                              FAIR
                               1999       2000       2001       2002       2003     Thereafter    TOTAL       VALUE
                             -------    -------    -------    -------    -------    ----------   --------    --------
FIXED MATURITIES
AVAILABLE FOR SALE:

Principal Amount             $27,070    $19,060    $37,900    $36,830    $25,470     $121,230    $267,560    $281,830

Book Value                   $27,160    $19,250    $38,150    $37,460    $25,690     $128,980    $276,690

Average Interest Rate           6.71%      6.10%      6.37%      5.95%      6.38%        6.08%       6.20%       5.71%

PREFERRED:

Principal Amount             $    30        0.0        0.0        0.0        0.0          0.0    $     30    $  1,880

Book  Value                  $ 1,870        0.0        0.0        0.0        0.0          0.0    $  1,870

Average Interest Rate           7.57%       0.0        0.0        0.0        0.0          0.0        7.57%       7.52%

SHORT-TERM DEBT:

Principal Amount             $31,650        0.0        0.0        0.0        0.0          0.0    $ 31,650    $ 31,570

Book Value                   $31,570        0.0        0.0        0.0        0.0          0.0    $ 31,570

Average Interest Rate           4.92%       0.0        0.0        0.0        0.0          0.0        4.92%       4.92%

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                   Index to Financial Statements and Schedules

         Financial Statements                                                                             Page
         --------------------                                                                             ----
         Report of Independent Accountants                                                                 26
         Consolidated Balance Sheets - As of December 31, 1998 and 1997                                    27
         Consolidated Statements of Operations - For the Years Ended December 31,
              1998, 1997 and 1996                                                                          28
         Consolidated Statements of Comprehensive Income - For the Years Ended
              December 31, 1998, 1997, and 1996                                                            29
         Consolidated Statements of Changes in Shareholders' Equity - For the Years Ended
              December 31, 1998, 1997 and 1996                                                             30
         Consolidated Statements of Cash Flows - For the Years Ended December 31,
              1998, 1997 and 1996                                                                          31
         Notes to Consolidated Financial Statements                                                      32 - 44

         Financial Statement Schedules:

         Schedule
         I        Summary of Investments - Other Than Investments in
                  Related Parties As of December 31, 1998                                                 S-1

         II       Condensed Financial Information of Registrant As of December
                  31, 1998 and 1997 and For Each of the Three
                  Years in the Period Ended December 31, 1998                                          S-2 -- S-4

         IV       Reinsurance For the Years ended December 31, 1998,
                  1997 and 1996                                                                            S-5

         VI       Supplemental Information Concerning Property-
                  Casualty Insurance Operations As of and For the Years Ended
                  December 31, 1998, 1997 and 1996                                                         S-6

To the Board of Directors and Shareholders of Philadelphia Consolidated Holding
Corp.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers, LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1999

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               As of December 31,
                                                                            -----------------------
                                                                               1998          1997
                                                                            ---------     ---------
                                ASSETS
Investments:
  Fixed Maturities Available for Sale at Market
     (Amortized Cost $278,557 and $165,052) ............................    $ 283,718     $ 170,678
  Equity Securities at Market (Cost $43,441 and $29,501) ...............       72,768        46,988
                                                                            ---------     ---------
       Total Investments ...............................................      356,486       217,666

Cash and Cash Equivalents ..............................................       31,573        11,933
Accrued Investment Income ..............................................        3,771         2,786
Premiums Receivable ....................................................       27,769        15,269
Prepaid Reinsurance Premiums and
     Reinsurance Receivables ...........................................       22,892        18,573
Deferred Acquisition Costs .............................................       16,853        10,970
Property and Equipment .................................................        4,877         5,797
Other Assets ...........................................................        4,977         5,132
                                                                            ---------     ---------
       Total Assets ....................................................    $ 469,198     $ 288,126
                                                                            =========     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Policy Liabilities and Accruals:
  Unpaid Loss and Loss Adjustment Expenses .............................    $ 151,150     $ 122,430
  Unearned Premiums ....................................................       64,787        42,116
                                                                            ---------     ---------
       Total Policy Liabilities and Accruals ...........................      215,937       164,546
Other Liabilities ......................................................        9,463         7,948
Deferred Income Taxes ..................................................        7,410         4,348
                                                                            ---------     ---------
       Total Liabilities ...............................................      232,810       176,842
                                                                            ---------     ---------
Minority Interest in Consolidated Subsidiaries:
  Company Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust
  Holding Solely Debentures of Company .................................       98,905
                                                                            ---------     ---------
Commitments and Contingencies
Shareholders' Equity:
  Preferred Stock, $.01 Par Value,
     10,000,000 Shares Authorized,
       None Issued and Outstanding......................................
  Common Stock, No Par Value, 50,000,000 Shares
     Authorized, 12,330,825 Shares Issued and 12,242,431 Shares
       Issued and Outstanding ..........................................       44,796        42,788
  Notes Receivable from Shareholders ...................................       (1,680)       (1,422)
  Accumulated Other Comprehensive Income ...............................       22,417        15,023
  Retained Earnings ....................................................       74,923        54,895
  Less Cost of Common Stock Held in Treasury,
     130,262 Shares in 1998 ............................................       (2,973)
                                                                            ---------     ---------
       Total Shareholders' Equity ......................................      137,483       111,284
                                                                            ---------     ---------
       Total Liabilities and Shareholders' Equity ......................    $ 469,198     $ 288,126
                                                                            =========     =========


The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  For the Years Ended December 31,
                                                          ----------------------------------------------
                                                              1998             1997              1996
                                                          ------------     ------------     ------------
Revenue:
  Net Written Premiums ...............................    $    143,036     $    111,797     $     83,994
  Change in Net Unearned Premium Reserve (Increase) ..         (20,349)         (11,242)         (11,944)
                                                          ------------     ------------     ------------
  Net Earned Premiums ................................         122,687          100,555           72,050
  Net Investment Income ..............................          15,448            9,703            7,910
  Net Realized Investment Gain (Loss) ................             474              (16)             260
  Other Income .......................................             219              228              282
                                                          ------------     ------------     ------------
       Total Revenue .................................         138,828          110,470           80,502
                                                          ------------     ------------     ------------

Losses and Expenses:
  Loss and Loss Adjustment Expenses ..................          74,074           61,839           44,720
  Net Reinsurance Recoveries .........................          (7,700)          (6,830)          (4,602)
                                                          ------------     ------------     ------------
  Net Loss and Loss Adjustment Expenses ..............          66,374           55,009           40,118
  Acquisition Costs and Other
     Underwriting Expenses ...........................          38,422           31,344           22,210
  Other Operating Expenses ...........................           2,212            1,909            1,386
                                                          ------------     ------------     ------------
      Total Losses and Expenses ......................         107,008           88,262           63,714
                                                          ------------     ------------     ------------

Minority Interest:  Distributions on Company Obligated
  Mandatorily Redeemable Preferred Securities of
  Subsidiary Trust ...................................           4,770
                                                          ------------     ------------     ------------
Income Before Income Taxes ...........................          27,050           22,208           16,788
                                                          ------------     ------------     ------------
Income Tax Expense (Benefit):
  Current ............................................           7,941            6,521            3,596
  Deferred ...........................................            (919)          (1,183)            (182)
                                                          ------------     ------------     ------------
      Total Income Tax Expense .......................           7,022            5,338            3,414
                                                          ------------     ------------     ------------
      Net Income .....................................    $     20,028     $     16,870     $     13,374
                                                          ============     ============     ============
Per Average Share Data:
  Basic Earnings Per Share(1) ........................    $       1.63     $       1.38     $       1.13
                                                          ============     ============     ============
  Diluted Earnings Per Share(1) ......................    $       1.34     $       1.13     $       0.94
                                                          ============     ============     ============
Weighted-Average Common Shares Outstanding(1) ........      12,249,262       12,193,659       11,879,506
Weighted-Average Share Equivalents Outstanding(1) ....       2,680,165        2,736,039        2,373,742
                                                          ------------     ------------     ------------
Weighted-Average Shares and Share Equivalents
  Outstanding(1) .....................................      14,929,427       14,929,698       14,253,248
                                                          ============     ============     ============


(1) 1996 share information restated to reflect a two-for-one split of the Company's common stock distributed in November 1997, see Note 11.


         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                         For the Years Ended December 31,
                                                        ---------------------------------
                                                          1998         1997        1996
                                                        --------     --------    --------
Net Income ...........................................  $ 20,028     $ 16,870    $ 13,374
                                                        --------     --------    --------

Other Comprehensive Income, Net of Tax:
   Holding Gain Arising during Period, Net of Tax of
     $4,147, $4,119, and $1,489 ......................     7,702        7,649       2,766
   Reclassification Adjustment, Net of Tax of $166 ...      (308)
                                                        --------     --------    --------
Other Comprehensive Income ...........................     7,394        7,649       2,766
                                                        --------     --------    --------
Comprehensive Income .................................  $ 27,422     $ 24,519    $ 16,140
                                                        ========     ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   For the Years Ended December 31,
                                                                 -------------------------------------
                                                                    1998          1997          1996
                                                                 ---------     ---------     ---------
Common Stock:
  Balance at Beginning of Year ..............................    $  42,788     $  41,167     $  39,057
  Issuance of Shares Pursuant to Employee Stock Purchase Plan          853           898         1,131
  Exercise of Employee Stock Options, Net of Tax Benefit ....          597           723           979
  Purchase Contracts of Common  Stock .......................          558
                                                                 ---------     ---------     ---------
      Balance at End of Year ................................       44,796        42,788        41,167
                                                                 ---------     ---------     ---------
Notes Receivable from Shareholders:
  Balance at Beginning of Year ..............................       (1,422)         (924)
  Notes Receivable Issued Pursuant to Employee
    Stock Purchase Plan .....................................         (828)         (873)       (1,131)
  Collection of Notes Receivable ............................          570           375           207
                                                                 ---------     ---------     ---------
      Balance at End of Year ................................       (1,680)       (1,422)         (924)
                                                                 ---------     ---------     ---------

Unrealized Investment Appreciation,
  Net of Deferred Income Taxes:
    Balance at Beginning of Year ............................       15,023         7,374         4,608
    Change in Unrealized Investment Appreciation,
      Net of Deferred Income Taxes ..........................        7,394         7,649         2,766
                                                                 ---------     ---------     ---------
      Balance at End of Year ................................       22,417        15,023         7,374
                                                                 ---------     ---------     ---------

Retained Earnings:
  Balance at Beginning of Year ..............................       54,895        38,025        24,651
  Net Income ................................................       20,028        16,870        13,374
                                                                 ---------     ---------     ---------
      Balance at End of Year ................................       74,923        54,895        38,025
                                                                 ---------     ---------     ---------
Common Stock Held in Treasury:
  Balance at Beginning of Year
  Common Shares Repurchased .................................       (3,100)
  Exercise of Employee Stock Options, Net of Tax Benefit ....          127
                                                                 ---------     ---------     ---------
      Balance at End of Year ................................       (2,973)
                                                                 ---------     ---------     ---------
      Total Shareholders' Equity ............................    $ 137,483     $ 111,284     $  85,642
                                                                 =========     =========     =========


(1) 1996 share information restated to reflect a two for one split of the Company's common stock distributed in November 1997, see Note 11.

        The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  For the Years Ended December 31,
                                                              ---------------------------------------
                                                                 1998           1997           1996
                                                              ---------      ---------      ---------
Cash Flows from Operating Activities:
  Net Income ............................................     $  20,028      $  16,870      $  13,374
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Net Realized Investment (Gain) Loss ...............          (474)            16           (260)
      Depreciation and Amortization Expense .............         1,277          1,232            930
      Deferred Income Tax Benefit .......................          (919)        (1,183)          (182)
      Change in Premiums Receivable .....................       (12,500)        (7,157)          (214)
      Change in Other Receivables .......................        (5,318)          (655)        (5,747)
      Change in Deferred Acquisition Costs ..............        (5,883)        (1,937)        (3,876)
      Change in Other Assets ............................           522         (3,345)          (269)
      Change in Unpaid Loss and Loss Adjustment Expenses         28,847         25,788         18,956
      Change in Unearned Premiums .......................        22,671          8,962         15,035
      Change in Other Liabilities .......................         1,533           (575)          (184)
                                                              ---------      ---------      ---------
        Net Cash Provided by Operating Activities .......        49,784         38,016         37,563
                                                              ---------      ---------      ---------


 Cash Flows from Investing Activities:
  Proceeds from Sales of Investments in Fixed
    Maturities Available for Sale .......................        50,874          5,564          2,594
  Proceeds from Maturity of Investments in Fixed
      Maturities Available for Sale .....................        36,736          9,305          9,476
  Proceeds from Sales of Investments in Equity
    Securities ..........................................        19,440          5,896          2,168
  Proceeds from Sale of Real Estate .....................         1,987
  Cost of Fixed Maturities Available for Sale
    Acquired ............................................      (199,024)       (42,309)       (32,783)
  Cost of Equity Securities Acquired ....................       (35,610)       (15,536)       (12,412)
  Purchase of Property and Equipment, net ...............        (2,229)        (1,609)        (1,989)
                                                              ---------      ---------      ---------
        Net Cash Used for Investing Activities ..........      (127,826)       (38,689)       (32,946)
                                                              ---------      ---------      ---------

 Cash Flows from Financing Activities:
  Proceeds from Offering of Company Obligated Mandatorily
    Redeemable Preferred Securities of Subsidiary Trust .        99,463
  Exercise of Employee Stock Options, Net of Tax Benefit            724            723            979
  Collection of Notes Receivable ........................           570            375            207
  Proceeds from Shares Issued Pursuant to Employee Stock
    Purchase Plan .......................................            25             25
  Cost of Common Stock Repurchased ......................        (3,100)
                                                              ---------      ---------      ---------
        Net Cash Provided by Financing Activities .......        97,682          1,123          1,186
                                                              ---------      ---------      ---------

 Net Increase in Cash and Cash Equivalents ..............        19,640            450          5,803
 Cash and Cash Equivalents at Beginning of Year .........        11,933         11,483          5,680
                                                              ---------      ---------      ---------
 Cash and Cash Equivalents at End of Year ...............     $  31,573      $  11,933      $  11,483
                                                              =========      =========      =========

 Cash Paid During the Year for:
  Income Taxes ..........................................     $   7,546      $   7,158      $   3,024

 Non-Cash Transactions:
  Issuance of Shares Pursuant to Employee
    Stock Purchase Plan in Exchange for Notes
      Receivable ........................................     $     828      $     873          1,131


The accompanying notes are an integral part of the consolidated financial statements.

            Philadelphia Consolidated Holding Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.       General Information and Significant Accounting Policies

Philadelphia Consolidated Holding Corp. ("Philadelphia Insurance"), and its subsidiaries (collectively the "Company") doing business as Philadelphia Insurance Companies, include two Pennsylvania domiciled property and casualty insurance companies, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company ("Insurance Subsidiaries"); an underwriting manager Maguire Insurance Agency, Inc.; and an investment subsidiary, PCHC Investment Corp. The Company designs, markets, and underwrites specialty commercial property and casualty insurance products for select target industries or niches including, among others, the rent-a-car industry; automobile leasing industry; nonprofit organizations; the health, fitness and wellness industry; and selected classes of professional liability. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager. The Company manages one operating segment comprised of all its property and casualty insurance business.

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

Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for collateralized mortgage and asset backed securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain collateralized mortgage and asset backed securities repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Collateralized mortgage and asset backed securities amounted to $42,820,000 and $46,394,000, respectively, at December 31, 1998 and $7,329,000 and $11,302,000, respectively, at December 31, 1997. The collateralized mortgage and asset back securities held as of December 31, 1998 and 1997 are short tranche securities possessing favorable prepayment risk profiles.

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

(c) Deferred Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees, and other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience. Amortization of policy acquisition costs in the accompanying consolidated statements of operations was $30,034,000, $25,034,000 and $17,739,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

(i)  Earnings Per Share

Earnings per share and common stock equivalents outstanding have been retroactively restated to reflect the increased number of common shares resulting from a two-for-one stock split that was announced in October 1997 and distributed to shareholders on November 5, 1997. A total of 6,119,716 additional shares were issued as a result of the stock split. The par value of the Company's stock remained unchanged.

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

2.       Statutory Information

Accounting Principles: The Philadelphia Indemnity Insurance Company ("PIIC") and the Philadelphia Insurance Company ("PIC") are domiciled in the Commonwealth of Pennsylvania. PIIC and PIC are required to report to certain regulatory agencies on the basis of Statutory Accounting Practices ("SAP"). The statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as Commonwealth laws, regulations, and general administrative rules. Permitted Statutory Accounting Practices encompass all accounting practices not so prescribed.

Generally accepted accounting principles ("GAAP") differ in certain respects from SAP prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania. The principal differences between SAP and GAAP are as follows:

         - Under SAP, investments in debt securities are carried at amortized cost, while under GAAP, investments in debt securities classified as Available for Sale are carried at fair value.

         - Under SAP, policy acquisition costs, such as commissions, premium taxes, fees, and other costs of underwriting policies are charged to current operations as incurred, while under GAAP, such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

         - Under SAP, certain assets, designated as "Non-admitted Assets" (such as prepaid expenses) are charged against surplus.

         - Under SAP, federal income taxes are only provided on taxable income for which income taxes are currently payable, while under GAAP, deferred income taxes are provided with respect to temporary differences.

         - Under SAP, certain reserves are established in amounts which differ from amounts which would be provided in conformity with GAAP.

Financial Information: The statutory capital and surplus of PIIC as of December 31, 1998 and 1997 was $113,659,000 and $75,894,000, respectively. Statutory net income of PIIC for the years ended December 31, 1998, 1997, and 1996 was $9,785,000, $8,839,000 and $5,626,000, respectively. Capital contributions to PIIC for the years ended December 31, 1998 and 1997 were $19,500,000 and $0, respectively.

The statutory capital and surplus of PIC as of December 31, 1998 and 1997 was $38,677,000 and $30,091,000, respectively. Statutory net income of PIC for the years ended December 31, 1998, 1997, and 1996 was $6,339,000, $5,494,000 and
$3,629,000, respectively. Capital contributions to PIC for the years ended December 31, 1998 and 1997 were $6,000,000 and $0, respectively.

Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which PIIC may pay to Philadelphia Insurance during 1999 without prior approval is $11,366,000 and the maximum dividend which PIC may pay to Philadelphia Insurance during 1999 without prior approval is $6,339,000.

Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department, and ultimately, rehabilitation or liquidation. Based on the standards, PIIC's and PIC's capital and surplus at December 31, 1998 is in excess of the prescribed risk-based capital requirements.

3.       Investments

The Company invests primarily in investment grade fixed maturities, the majority of which are rated "A-" or better by Standard and Poors'. The cost, gross unrealized gains and losses, estimated market value and carrying value of investments as of December 31, 1998 and 1997 are as follows (in thousands):

                                                             Gross          Gross       Estimated
                                                          Unrealized     Unrealized       Market        Carrying
                                            Cost (1)         Gains         Losses        Value (2)        Value
                                            --------         -----         ------        ---------        -----
December 31, 1998
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                $  7,706       $    212       $              $  7,918       $  7,918

   Obligations of States and
   Political Subdivisions                    112,196          5,069             70        117,195        117,195

   Corporate and Bank Debt Securities         69,532          1,011          1,152         69,391         69,391

   Collateralized Mortgage Securities         42,755            174            109         42,820         42,820

   Asset Backed Securities                    46,368            213            187         46,394         46,394
-----------------------------------------------------------------------------------------------------------------
   Total Fixed Maturities
   Available for Sale                        278,557          6,679          1,518        283,718        283,718
-----------------------------------------------------------------------------------------------------------------
Equity Securities                             43,441         29,769            442         72,768         72,768
-----------------------------------------------------------------------------------------------------------------
Total Investments                           $321,998       $ 36,448       $  1,960       $356,486       $356,486
=================================================================================================================
December 31, 1997
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                $ 12,943       $    205       $      9       $ 13,139       $ 13,139

   Obligations of States and
   Political Subdivisions                    105,117          4,670             91        109,696        109,696

   Corporate Debt Securities                  28,549            681             18         29,212         29,212

   Collateralized Mortgage Securities          7,244             85                         7,329          7,329

   Asset Backed Securities                    11,199            103                        11,302         11,302
-----------------------------------------------------------------------------------------------------------------
   Total Fixed Maturities
   Available for Sale                        165,052          5,744            118        170,678        170,678
-----------------------------------------------------------------------------------------------------------------
Equity Securities                             29,501         17,800            313         46,988         46,988
-----------------------------------------------------------------------------------------------------------------
Total Investments                           $194,553       $ 23,544       $    431       $217,666       $217,666
=================================================================================================================

(1) Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts.

(2)      Estimated market values have been based on quoted market prices.


The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders' equity at December 31, 1998.

The cost and estimated market value of fixed maturity securities at December 31, 1998, by remaining contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         Estimated
                                                                          Market
                                                          Cost (1)       Value (2)
                                                          --------       --------
Due in One Year or Less                                   $ 10,571       $ 10,737
Due After One Year Through Five Years                       33,688         34,237
Due After Five Years through Ten Years                     118,704        123,095
Due After Ten Years                                         26,471         26,435
Collateralized Mortgage and Asset Backed Securities         89,123         89,214
----------------------------------------------------------------------------------
                                                          $278,557       $283,718
==================================================================================


(1) Original cost adjusted for amortization of premiums and accretion of discounts.

(2) Estimated market values have been based on quoted market prices.

The sources of net investment income for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                            1998            1997            1996
                                          --------        --------        --------
Fixed Maturities Available for Sale       $ 13,404        $  8,978        $  7,377
Equity Securities                              634             480             257
Cash and Cash Equivalents                    1,983             602             422
-----------------------------------------------------------------------------------
Total Investment Income                     16,021          10,060           8,056
Investment Expense                            (573)           (357)           (146)
-----------------------------------------------------------------------------------
Net Investment Income                     $ 15,448        $  9,703        $  7,910
===================================================================================

There are no investments in fixed maturity securities that were non-income producing during the years ended December 31, 1998, 1997, and 1996. Investment expense includes $189,000, $164,000 and $60,000, in advisory fees paid to a related party in 1998, 1997, and 1996, respectively.

Realized pre-tax gains (losses) on the sale of investments for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                   1998           1997           1996
                                                 -------        -------        -------
Fixed Maturities Available for Sale
   Gross Realized Gains                          $ 1,090        $    22        $    47
   Gross Realized Losses                             (89)           (52)           (28)
---------------------------------------------------------------------------------------
Net Gain (Loss)                                    1,001            (30)            19
---------------------------------------------------------------------------------------
Equity Securities
   Gross Realized Gains                            1,641            628            280
   Gross Realized Losses                          (2,284)          (614)           (39)
---------------------------------------------------------------------------------------
Net Gain (Loss)                                     (643)            14            241
---------------------------------------------------------------------------------------
Gross Realized Gain on Sale of Real Estate           116
---------------------------------------------------------------------------------------
   Total Net Realized
   Investment Gain (Loss)                        $   474        $   (16)       $   260
=======================================================================================

4.       Restricted Assets

PIIC and PIC have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. At December 31, 1998 and 1997 the carrying value on deposit totaled $11,032,000 and $10,912,000, respectively.

5.       Trust Accounts

The Company is required to maintain certain investments in trust accounts under reinsurance agreements with unrelated insurance companies that cede insurance risks to the Company. At December 31, 1998 and 1997, the Company had investments with a carrying value of $2,326,000 and $2,403,000, respectively, in trust accounts pursuant to a terminated quota share reinsurance agreement. Under the terms of this agreement, net premiums received by the Company were invested and held in a trust account to pay future claims. Interest income on these investments is distributed to the parties to the quota share agreement on a quarterly basis. The Company receives its interest in net trust investments in accordance with a formula that specifies certain percentages of funds to be released over a five-year period as losses are settled.

The Company also maintains investments in trust accounts under current reinsurance agreements with unrelated insurance companies. These investments collateralize the Company's obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income, resulting from investment of these assets are owned by the Company, and are distributed on a monthly basis. At December 31, 1998 and 1997 the carrying value of these trust fund investments were $8,886,000 and $12,205,000, respectively.

The Company's share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.

6.       Property and Equipment

The following table summarizes property and equipment at December 31, 1998 and 1997 (dollars in thousands):

                                                December 31,
                                            --------------------      Estimated Useful
                                            1998            1997        Lives (Years)
                                            ----            ----        -------------
Furniture, Fixtures and Automobiles       $  2,676        $  2,473            5

Computer and Telephone Equipment             8,890           7,176           3-7

Land and Building                              150           2,277           40

Leasehold Improvements                       1,247             974          10-12
-------------------------------------------------------------------
                                            12,963          12,900
Accumulated Depreciation and
Amortization                                (8,086)         (7,103)
-------------------------------------------------------------------
Property and Equipment                    $  4,877        $  5,797
===================================================================


Included in property and equipment are costs incurred in developing or purchasing information systems technology of $2,716,500 and $2,516,500 in 1998 and 1997, respectively. Amortization of these costs was $195,300, $180,200 and $100,100 for the years ended December 31, 1998, 1997, and 1996, respectively. Depreciation expense, excluding amortization of capitalized information systems technology costs, was $1,169,700, $858,200 and $530,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

7.       Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for Unpaid Loss and Loss Adjustment Expenses is summarized as follows (in thousands):

                                         1998              1997             1996
                                       ---------        ---------        ---------
Balance at January 1,                  $ 122,430        $  96,642        $  77,686
   Less Reinsurance Recoverables          13,502           10,919            9,440
                                       ---------        ---------        ---------
   Net Balance at January 1,             108,928           85,723           68,246
                                       ---------        ---------        ---------

Incurred related to:
   Current Year                           69,544           56,725           41,083
   Prior Years                            (3,170)          (1,716)            (965)
                                       ---------        ---------        ---------
Total Incurred                            66,374           55,009           40,118
                                       ---------        ---------        ---------

Paid related to:
   Current Year                           13,402            9,512            7,427
   Prior Years                            26,870           22,292           15,214
                                       ---------        ---------        ---------
Total Paid                                40,272           31,804           22,641
                                       ---------        ---------        ---------

Net Balance at December 31,              135,030          108,928           85,723
   Plus Reinsurance Recoverables          16,120           13,502           10,919
                                       ---------        ---------        ---------
Balance at December 31,                $ 151,150        $ 122,430        $  96,642
                                       =========        =========        =========

As a result of changes in estimates of insured events of prior years, the Company reduced losses and loss adjustment expenses incurred by $3,170,000, $1,716,000 and $965,000 in 1998, 1997, and 1996, respectively. Such favorable development was due to losses emerging at a lesser rate than had been originally anticipated when the initial reserves for the applicable accident years were estimated.

8.       Income Taxes

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                     December 31,
                                                                 ------------------
                                                                 1998          1997
                                                                 ----          ----
Assets:
   Effect of Loss Reserve Discounting                          $ 6,853       $ 5,735
   Excess of Tax Over Financial Reporting Earned Premium         4,131         2,709
   Other Assets                                                    127           128
-------------------------------------------------------------------------------------
Total Assets                                                    11,111         8,572
=====================================================================================
Liabilities:
   Deferred Policy Acquisition Costs, Deductible for Tax         5,899         3,752
   Property and Equipment Basis                                    550           494
   Tax Effect of Unrealized Appreciation of Securities          12,070         8,089
   Other Liabilities                                                 2           585
-------------------------------------------------------------------------------------
Total Liabilities                                               18,521        12,920
-------------------------------------------------------------------------------------
Net Deferred Income Tax Liability                              $ 7,410       $ 4,348
=====================================================================================

The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

                                                                           Amount of Tax       Percent
                                                                           -------------       -------
For the year ended December 31, 1998:
   Federal Tax at Statutory Rate                                             $ 9,468             35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion        (1,944)            (7)
   Other, Net                                                                   (502)            (2)
------------------------------------------------------------------------------------------------------
Income Tax Expense                                                           $ 7,022             26%
======================================================================================================
For the year ended December 31, 1997:
   Federal Tax at Statutory Rate                                             $ 7,773             35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion        (1,812)            (8)
   Other, Net                                                                   (623)            (3)
------------------------------------------------------------------------------------------------------
Income Tax Expense                                                           $ 5,338             24%
======================================================================================================

For the year ended December 31, 1996:
   Federal Tax at Statutory Rate                                             $ 5,708             34%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion        (1,670)           (10)
   Other, Net                                                                   (624)            (4)
------------------------------------------------------------------------------------------------------
Income Tax Expense                                                           $ 3,414             20%
======================================================================================================

As of December 31, 1998, the Company has approximately $0.6 million in net operating loss carryforwards, which expire in 2000 and 2001, available to offset future taxable income. Utilization of the loss carryfowards is limited to an annual amount of $336,000. For financial reporting purposes, the tax benefit of any utilization of these operating loss carryfowards is applied to reduce goodwill ($118,000 in 1998) and does not reduce income tax expense.

Philadelphia Insurance has entered into tax sharing agreements with each of its subsidiaries. Under the terms of these agreements, the income tax provision is computed as if each subsidiary were filing a separate federal income tax return, including adjustments for the income tax effects of net operating losses and other special tax attributes, regardless of whether those attributes are utilized in the Company's consolidated federal income tax return.


9. Minority Interest in Consolidated Subsidiaries: Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of Company

On May 5, 1998, the Company issued 10.350 million FELINE PRIDES(SM) at $10.00 per security and PCHC Financing I, the Company's business trust subsidiary, issued 1,000,000 7.0% Trust Originated Preferred Securities with a stated liquidation amount per trust preferred security equal to $10.00. The 10.350 million FELINE PRIDES(SM) consisted of 9.350 million units referred to as Income Prides and 1.000 million units referred to as Growth Prides. Each Income Prides consists of a unit comprised of (a) a purchase contract under which the holder will purchase a number of shares of Philadelphia Consolidated Holding Corp. common stock no later than May 16, 2001 (ranging from .3858 to .4706 shares per FELINE PRIDES(SM)) under the terms specified in the stock purchase contract and
(b) beneficial ownership of a 7.0% Trust Originated Preferred Security issued by PCHC Financing I and representing an undivided beneficial ownership in the assets of PCHC Financing I. Each holder will receive aggregate cumulative cash distributions at the annual rate of 7.00% of the $10.00 stated amount for the security, payable quarterly in arrears. Each Growth Prides consists of a unit with a face amount of $10.00 comprised of (a) a purchase contract under which
(i) the holder will purchase a number of shares of Philadelphia Consolidated Holding Corp. common stock no later than May 16, 2001 (ranging from .3858 to
 .4706 shares per FELINE PRIDES(SM)) under the terms specified in the stock purchase contract and (ii) the Company will pay the holder contract adjustment payments at the rate of .50% of the stated amount per annum and (b) a 1/100 undivided beneficial ownership interest in a treasury security having a principal amount at maturity equal to $1,000 and maturing on May 15, 2001. The applicable distribution rate on the trust originated securities that remain outstanding during the period May 16, 2001 through May 16, 2003, will be reset so that the market value of the Trust Originated Preferred Securities will be equal to 100.5 percent of the stated amount. The Company may limit the reset rate to be no higher than the rate on the two-year benchmark treasury plus 255 basis points. The guarantee by the Company is a full and unconditional guarantee on a subordinated unsecured basis with respect to the Trust

Originated Preferred Securities, but will not apply to any payment of distributions except to the extent the Trust shall have funds available therefor.

Proceeds from the offering were approximately $99.0 million (after underwriting and associated costs). The proceeds from the sale of the Growth Prides were used to purchase the underlying securities to be transferred to the holders of the Growth Prides pursuant to the terms thereof. All the proceeds from the sale of the Trust Preferred Securities that were not components of the Income Prides and all of the proceeds from the sale of the Income Prides were invested by PCHC Financing I in debentures of the Company. The debentures account for substantially all the assets of PCHC Financing I. The debentures, whose principal amount is $106.7 million, mature on May 16, 2003 and pay interest initially at the rate of 7.0% per annum until May 15, 2001 and at the reset rate thereafter. The Company utilized $33.1 million of the net proceeds to make contributions to its subsidiaries, of which $20.0 million was contributed to the Insurance Subsidiaries. Additionally, $3.1 million was utilized by the Company to buy back its common stock under its stock buy-back program. The Company anticipates utilizing the remaining proceeds for general corporate purposes which may include acquisitions, capital expenditures, and the repurchase by the Company of its common stock.


10.      Shareholders' Equity

The Company has established non-qualified stock bonus and stock option plans. Under the stock bonus plan, the Company has granted a total of 137,500 shares to certain officers of the Company, of which all such shares have been issued and are vested.

Under the Company's stock option plan, stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options outstanding as of December 31, 1994 are exercisable over a four-to-five-year vesting period. Options issued in 1998, 1997, 1996, and 1995 are exercisable after the expiration of five years following the grant date. Under this plan, the Company has reserved 2,475,000 shares of common stock for issuance pursuant to options granted under the plan.

In addition to stock options granted pursuant to the Company's stock option plan, the Company's Board of Directors have granted previous awards of 2,613,492 stock options.

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at a fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for the Company's compensation instruments is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following is a summary of the Company's option activity, including weighted-average option information:

                                            1998                         1997                  1996(2)
                                   ----------------------       ----------------------   ----------------------
                                               Exercise                      Exercise                 Exercise
                                                 Price                        Price                    Price
                                                  Per                          Per                      Per
                                    Options     Option(1)        Options     Option(1)    Options     Option(1)
                                   ---------   ----------       ---------    ---------   ---------   ----------
Outstanding at beginning
   of year                         3,473,042      $ 3.85        3,572,292     $ 3.86     3,200,642     $2.84
Granted                              256,125      $19.07            5,000     $16.38       917,900     $8.39
Exercised                            (68,600)     $ 4.53          (84,250)    $ 4.42      (292,500)    $3.33
Canceled                             (23,400)     $12.00          (20,000)    $ 6.00      (253,750)    $8.05
                                   ---------                    ---------                ---------
Outstanding at end of year         3,637,167      $ 4.85        3,473,042     $ 3.85     3,572,292     $3.86
                                   =========                    =========                =========

Exercisable at end of year         2,708,142                    2,768,792                2,819,218

Weighted-average fair
   value of options granted
   during the year                     $7.69                        $6.38                    $2.87


                                                  Exercise                        Exercisable       Exercise
                                   Outstanding      Price          Remaining          at             Price
                                   At December       Per          Contractual      December           Per
Range of Exercise Prices             31, 1998     Option(1)     Life (Years)(1)    31, 1998         Option(1)
-------------------------------------------------------------------------------------------------------------
$2.61                              2,664,142      $ 2.61             4.1           2,664,142         $ 2.61
$4.75 to $7.31                        44,000      $ 5.22             2.6              44,000         $ 5.22
$8.13 to $9.31                       667,900      $ 8.48             7.2                  --             --
$16.38 to $19.75                     203,625      $18.54             9.4                  --             --
$20.50 to $23.50                      57,500      $20.74             9.4                  --             --
                                   ----------                                      ---------
                                   3,637,167      $ 4.85                           2,708,142         $ 2.65
                                   =========                                       =========

(1)  Weighted Average.

(2) Restated to reflect a two-for-one split of the Company's common stock distributed in November 1997, see Note 11.

The Company has established a non-qualified Employee Stock Purchase Plan (the "Stock Purchase Plan"). The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan is 500,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 51,794 and 78,569 shares in 1998 and 1997, respectively. The weighted-average fair value of those purchase rights granted in 1998 and 1997 was $2.70 and $1.94, respectively.

In addition, the Company has also established a non-qualified Directors Stock Purchase Plan ("Directors Plan") for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 50,000. Non-employee Directors, during monthly offerings periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. No shares have been issued pursuant to the Directors Plan as of December 31, 1998.

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

                                                                  1998              1997          1996(1)
                                                             ------------      -------------   ------------
Net Income As Reported                                          $20,028           $16,870         $13,374
Assumed Stock Compensation Cost                                     453           $   354             281
                                                                -------          --------        --------

Pro Forma Net Income                                            $19,575           $16,516         $13,093
                                                                =======          ========        ========
Diluted Earnings Per Average Common Share as Reported           $  1.34           $  1.13         $  0.94
                                                                =======           =======         =======
Pro Forma Diluted Earnings Per Average Common Share             $  1.31           $  1.11         $  0.92
                                                                =======           =======         =======

(1) Per share information restated to reflect a two-for-one split of the Company's common stock distributed in November 1997, see Note 11.

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

                                                                      1998              1997            1996
                                                                  ------------     -------------    --------------
Expected Stock Volatility                                             29.5%            25.9%           20.0%
Risk-Free Interest Rate                                                5.3%             5.8%            5.8%
Expected Option Life-Years                                             6.0              6.0             6.0
Expected Dividends                                                     0.0%             0.0%            0.0%


11.      Common Stock Split

On October 16, 1997, the Board of Directors approved a two-for-one split of the Company's common stock payable to shareholders of record on October 27, 1997 for distribution on November 5, 1997. Weighted-average common shares outstanding, common stock equivalents, and earnings per share have been restated to reflect this stock split.

12.      Stock Repurchase Authorization

On August 3, 1998, the Company's Board of Directors authorized the Company to repurchase up to $10.0 million of its common stock. As of December 31, 1998, the Company had repurchased 159,100 shares for approximately $3.1 million under this authorization.

13.      Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders.

The loss and loss adjustment expense reserves ceded under such arrangements were $16,120,000 and $13,502,000 at December 31, 1998 and 1997, respectively. The
Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance reserves that are with companies rated "A" (Excellent) or better by A.M. Best Company is 100% as of December 31, 1998 and 1997, respectively. Additionally, approximately 1%, 2%, and 4% of the Company's net written premiums for the years ended December 31, 1998, 1997, and 1996, respectively, were assumed from an unrelated reinsurance company.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                            Written           Earned
For the Year Ended December 31, 1998:
   Direct Business                          $195,697        $173,555
   Reinsurance Assumed                         1,712           1,181
   Reinsurance Ceded                          54,373          52,049
----------------------------------------------------------------------
Net Premiums                                $143,036        $122,687
----------------------------------------------------------------------
Percentage Assumed of Net                                        1.0%
======================================================================

For the Year Ended December 31, 1997:
   Direct Business                          $157,060        $147,514
   Reinsurance Assumed                         2,031           2,614
   Reinsurance Ceded                          47,294          49,573
----------------------------------------------------------------------
Net Premiums                                $111,797        $100,555
----------------------------------------------------------------------
Percentage Assumed of Net                                        2.6%
======================================================================

For the Year Ended December 31, 1996:
   Direct Business                          $132,611        $117,354
   Reinsurance Assumed                         4,244           4,466
   Reinsurance Ceded                          52,861          49,770
----------------------------------------------------------------------
Net Premiums                                $ 83,994        $ 72,050
----------------------------------------------------------------------
Percentage Assumed of Net                                        6.2%
======================================================================

14.      Profit Sharing

The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 50% of the participant's pre-tax contribution, subject to a maximum of 6% of the participant's eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company's contribution upon completion of seven years of service. The Company's contributions to the plan were $423,000 $474,300 and $322,400, in 1998, 1997, and 1996, respectively.

15.      Commitments and Contingencies

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any pending or threatened legal or administrative proceedings, which management believes can reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

The Company currently leases office space to serve as its headquarters location and 40 field offices for its production underwriters. Rental expense for these operating leases was $1,242,000, $916,700 and $736,700 for the years ended December 31, 1998, 1997, and 1996, respectively.

At December 31, 1998, the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 were as follows:

Year Ending December 31:
1999                                                          $ 1,618,000
2000                                                            1,423,000
2001                                                            1,141,000
2002                                                            1,034,000
2003 and Thereafter                                               179,000
-------------------------------------------------------------------------
Total Minimum Payments Required                               $ 5,395,000
=========================================================================

16.      Summary of Quarterly Financial Information - Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1998 and 1997 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

                                                                       Three Months Ended
                                            ----------------------------------------------------------------------
                                              March 31,          June 30,         September 30,       December 31,
                                                1998               1998               1998               1998
                                            ------------       ------------       -------------       ------------
Net Earned Premiums                         $     26,915       $     29,662       $     32,165       $     33,945
Net Investment Income                       $      2,700       $      3,730       $      4,446       $      4,572
Net Realized Investment Gain (Loss)         $          3       $         96       $      1,609                  $
                                                                                                           (1,234)
Net Loss and Loss Adjustment Expenses       $     14,858       $     15,949       $     17,438       $     18,129

Acquisition Costs and Other
  Underwriting Expenses                     $      8,219       $      9,187       $     10,159       $     10,857

Minority Interest:
  Distributions on Company Obligated
  Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust            $                  $      1,217       $      1,742       $      1,811

Net Income                                  $      4,518       $      4,841       $      6,076       $      4,593

Basic Earnings Per Share                    $       0.37       $       0.39       $       0.50       $       0.38
Diluted Earnings Per Share                  $       0.30       $       0.32       $       0.41       $       0.31

Weighted-Average Common Shares
  Outstanding                                 12,262,983         12,297,633         12,248,331         12,188,540
Weighted-Average Share Equivalents
  Outstanding                                  2,790,988          2,839,746          2,713,348          2,822,910
                                            ------------       ------------       ------------       ------------
Weighted-Average Shares and Share
  Equivalents Outstanding                     15,053,971         15,137,379         14,961,679         15,011,450
                                            ============       ============       ============       ============


                                              March 31,          June 30,         September 30,       December 31,
                                               1997(1)            1997(1)            1997(1)              1997
                                            ------------       ------------       -------------       ------------
Net Earned Premiums                         $     22,388       $     25,163        $     26,492       $     26,512
Net Investment Income                       $      2,211       $      2,404        $      2,535       $      2,553
Net Realized Investment Gain (Loss)         $         28       $        (59)       $        156       $       (141)
Net Loss and Loss Adjustment Expenses       $     12,481       $     13,832        $     14,429       $     14,267
Acquisition Costs and Other
  Underwriting Expenses                     $      6,946       $      7,858        $      8,429       $      8,111
Net Income                                  $      3,622       $      3,992        $      4,468       $      4,788

Basic Earnings Per Share                    $       0.30       $       0.33        $       0.37       $       0.39
Diluted Earnings Per Share                  $       0.25       $       0.27        $       0.30       $       0.32

Weighted-Average Common Shares
  Outstanding                                 12,133,216         12,175,688          12,223,940         12,240,286
Weighted-Average Share Equivalents
  Outstanding                                  2,570,174          2,674,217           2,815,533          2,792,963
                                            ------------       ------------        ------------       ------------
Weighted-Average Shares and Share
  Equivalents Outstanding                     14,703,390         14,849,905          15,039,473         15,033,249
                                            ============       ============        ============       ============

(1) Share information restated to reflect a two-for-one split of the Company's common stock distributed in November 1997 (see Note 11).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

         1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 25 are filed as part of this Report.

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

10.1     *(1)              Amended and Restated Key Employees' Stock Option Plan.

10.1.1   ********(1)       Amended and Restated Key Employees' Stock Option Plan.

10.2     *(1)              Key Employees' Stock Bonus Plan.

10.2.1   *(1)              Excerpt of Board of Directors and Shareholders Resolution amending Key Employees' Stock
                           Bonus Plan.

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

10.17    *(1)              Letter dated July 9, 1993 from James J. Maguire, confirming verbal agreements concerning options.

10.18    *(1)              James J. Maguire Stock Option Agreements.

10.18.1  ***(1)            Amendment to James J. Maguire Stock Option Agreements.

10.19    *(1)              Wheelways Salary Savings Plus Plan Summary Plan Description.

10.20    *                 Key Man Life Insurance Policies on James J. Maguire

10.21    *                 Reinsurance Pooling Agreement dated August 14, 1992, between PIIC and PIC.

10.22    *                 Tax Sharing Agreement, dated July 16, 1987, between Philadelphia Insurance and PIC, as amended to date.

10.23    *                 Tax Sharing Agreement, dated November 1, 1986, between Philadelphia Insurance and
                           PIIC, as amended to date.

10.24 *(1)                 Management Agreement dated May 20, 1991, between PIIC and MIA, as amended to date. 10.24.1 *******(1) Management Agreement dated May 20, 1991, between PIIC and MIA, as amended September 25, 1996.

10.25    *(1)              Management Agreement dated October 23, 1991, between PIC and MIA, as amended to date.

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

10.29    ****(1)           James J. Maguire  Split  Dollar Life  Insurance  Agreement,  Collateral  Assignment  and
                           Joint and Last Survivor  Flexible Premium  Adjustable Life Insurance  Policy  Survivorship
                           Life.

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

10.40    **********        Inspire Software License Agreement, dated December 31, 1998.

10.41    **********        Lease Agreement dated July 6, 1998 with Bala Plaza, Inc.

11       **********        Statement regarding computation of earnings per share.

21       *                 List of Subsidiaries of the Registrant.

23       **********        Consent of PricewaterhouseCoopers, LLP

24       *                 Power of Attorney

99.1     **********        Report of Independent Accountants of PricewaterhouseCoopers, LLP on Financial Statement
                           Schedules.



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

*********         Filed as an Exhibit to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1997.

**********        Filed herewith.

(1)               Compensatory Plan or Arrangement, or Management Contract.


(b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Philadelphia Consolidated Holding Corp.

                           By:    /s/ James J. Maguire
                               ------------------------------------------
                           James J. Maguire
                           Chairman of the Board of Directors, President, and Chief Executive Officer

                           March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   Signature                                Title                                      Date
                   ---------                                -----                                      ----
                                                                                                  March 26, 1999
             /s/ James J. Maguire                  Chairman of the Board of
        --------------------------------   Directors, President and Chief Executive
               James J. Maguire             Officer (Principal Executive Officer)


              /s/ Craig P. Keller           Vice President, Secretary, Treasurer,                 March 26, 1999
        --------------------------------         and Chief Financial Officer
                Craig P. Keller                    (Principal Financial and
                                                     Accounting Officer)


           /s/ James J. Maguire, Jr.       Executive Vice President & COO, Director               March 26, 1999
        --------------------------------
             James J. Maguire, Jr.


              /s/ Sean S. Sweeney             Executive Vice President, Director                  March 26, 1999
        --------------------------------
                Sean S. Sweeney


          /s/ William J. Henrich, Jr.                      Director                               March 26, 1999
        --------------------------------
            William J. Henrich, Jr.


            /s/ Paul R. Hertel, Jr.                        Director                               March 26, 1999
        --------------------------------
              Paul R. Hertel, Jr.


              /s/ Roger L. Larson                          Director                               March 26, 1999
        --------------------------------
                Roger L. Larson


             /s/ Thomas J. McHugh                          Director                               March 26, 1999
        --------------------------------
               Thomas J. McHugh


             /s/ Michael J. Morris                         Director                               March 26, 1999
        --------------------------------
               Michael J. Morris


           /s/ J. Eustace Wolfington                       Director                               March 26, 1999
        --------------------------------
             J. Eustace Wolfington

            Philadelphia Consolidated Holding Corp. and Subsidiaries
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                             As of December 31, 1998
                             (Dollars in Thousands)



-------------------------------------------------------------------------------------------------------
COLUMN A                                                   COLUMN B      COLUMN C       COLUMN D
                                                                         Estimated   Amount at which
                                                                           Market      shown in the
Type of Investment                                           Cost *        Value       Balance Sheet
-------------------------------------------------------------------------------------------------------
Fixed Maturities:
Bonds:
   United States Government and Government
   Agencies and Authorities                                $ 26,759       $ 26,974       $ 26,974
   States, Municipalities and Political Subdivisions        112,196        117,195        117,195
   Public Utilities                                           3,366          3,634          3,634
   All Other Corporate Bonds                                133,854        133,539        133,539
Redeemable Preferred Stock                                    2,382          2,376          2,376
                                                           --------       --------       --------
                 Total Fixed Maturities                     278,557        283,718        283,718
                                                           --------       --------       --------
Equity Securities:
Common Stocks:
   Public Utilities                                             141            290            290
   Banks, Trust and Insurance Companies                       7,011         12,308         12,308
   Industrial, Miscellaneous and all other                   36,289         60,170         60,170
                                                           --------       --------       --------
                  Total Equity Securities                    43,441         72,768         72,768
                                                           --------       --------       --------
                  Total Investments                        $321,998       $356,486       $356,486
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

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                                   Schedule II
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                                 Balance Sheets
                        (In Thousands, Except Share Data)



                                                                          As of December 31,
                                                                      --------------------------
                                                                         1998             1997
                                                                      ---------        ---------
                                 ASSETS

Fixed Maturities Available for Sale at Market                         $                $      30
Cash and Cash Equivalents                                                   (65)              (3)
Mortgage Loans (a)                                                                         1,125
Equity in and Advances to Unconsolidated Subsidiaries (a)               238,292          109,540
Other Assets                                                                 14              589
                                                                      ---------        ---------
                     Total Assets                                     $ 238,241        $ 111,281
                                                                      =========        =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Income Taxes Payable (Recoverable)                                    $     675        $    (162)
Other Liabilities                                                         1,178              159
                                                                      ---------        ---------
                     Total Liabilities                                    1,853               (3)
                                                                      ---------        ---------

Minority Interest in Consolidated Subsidiaries:
  Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Debentures of Company              98,905
                                                                      ---------        ---------
Commitments and Contingencies

Shareholders' Equity
  Preferred Stock, $.01 Par Value, 10,000,000 Shares
       Authorized, None Issued and Outstanding
  Common Stock, No Par Value, 50,000,000 Shares
       Authorized, 12,330,825 shares Issued and 12,242,431 Shares
  Issued and Outstanding                                                 44,796           42,788
Notes Receivable from Shareholders                                       (1,680)          (1,422)
Accumulated Other Comprehensive Income                                   22,417           15,023
Retained Earnings                                                        74,923           54,895
Less Cost of Common Stock held in Treasury,
  130,262 Shares in 1998                                                 (2,973)
                                                                      ---------        ---------
                     Total Shareholders' Equity                         137,483          111,284
                                                                      ---------        ---------
                     Total Liabilities and Shareholders' Equity       $ 238,241        $ 111,281
                                                                      =========        =========


(a) These items have been eliminated in the Company's Consolidated Financial Statements.

                 See Notes to Consolidated Financial Statements
                        included in Item 8, pages 32-44.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Operations
                                 (In Thousands)



                                                                         For the Years Ended December 31,
                                                                       ------------------------------------
                                                                         1998          1997            1996
                                                                       --------      --------      --------
Revenue:
   Dividends from Subsidiaries(a)                                      $  5,470      $             $
   Net Investment Income                                                  2,598            10            11
   Net Realized Investment Gain, (Loss)(b)                                 (671)                        672
                                                                       --------      --------      --------
                     Total Revenue                                        7,397            10           683
                                                                       --------      --------      --------
Other Expenses                                                              725           540           496
                                                                       --------      --------      --------
                     Total Expenses                                         725           540           496
                                                                       --------      --------      --------
Minority Interest:  Distributions on Company
   Mandatorily Redeemable Preferred Securities of Subsidiary Trust        4,770
                                                                       --------      --------      --------

Income, (Loss) Before Income Taxes and Equity in Earnings of
   Unconsolidated Subsidiaries                                            1,902          (530)          187
Income Tax Expense (Benefit)                                                675          (162)           74
                                                                       --------      --------      --------
Income, (Loss) Before Equity in Earnings of Unconsolidated
   Subsidiaries                                                           1,227          (368)          113
Equity in Earnings of Unconsolidated Subsidiaries                        18,801        17,238        13,261
                                                                       --------      --------      --------
   Net Income                                                          $ 20,028      $ 16,870      $  3,374
                                                                       ========      ========      ========

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

(b) $31 and $665 of this amount has been eliminated in the Company's Consolidated Financial Statements for 1998 and 1996, respectively.


                 See Notes to Consolidated Financial Statements
                        included in Item 8, pages 32-44.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Cash Flows
                                 (In Thousands)


                                                                                      For the Years Ended December 31,
                                                                                  ---------------------------------------

                                                                                    1998           1997           1996
                                                                                  ---------      ---------      ---------
Cash Flows From Operating Activities:
      Net Income                                                                  $  20,028      $  16,870      $  13,374
      Adjustments to Reconcile Net Income to Net
      Cash Provided (Used) by Operating Activities:
           Net Realized Investment (Gain), Loss                                         671                          (672)
           Amortization Expense (Income)                                               (145)            68             79
           Equity in Earnings of Unconsolidated Subsidiaries                        (18,801)       (17,238)       (13,261)
           Change in Other Liabilities                                                1,019            (16)            25
           Change in Other Assets                                                       575             10             (9)
           Change in Income Taxes Payable                                               837           (584)           (88)
                                                                                  ---------      ---------      ---------
                  Net Cash Provided (Used) by Operating Activities                    4,184           (890)          (552)
                                                                                  ---------      ---------      ---------

Cash Flows From Investing Activities:
      Proceeds From Maturity of Investments in Fixed
         Maturities Available for Sale                                                  569
      Proceeds From Sales of Investments in Equity Securities                         2,427                         2,335
      Cost of Fixed Maturities Available for Sale Acquired                          (62,753)
      Cost of Equity Securities Acquired                                            (13,721)                         (119)
      Net Transfers to Subsidiaries (a)                                             (28,450)          (581)        (2,678)
                                                                                  ---------      ---------      ---------
                  Net Cash Used by Investing Activities                            (101,928)          (581)          (462)
                                                                                  ---------      ---------      ---------

Cash Flows From Financing Activities:
      Proceeds From Offering of Company Obligated
        Mandatorily Redeemable Preferred Securities of Subsidiary
        Trust                                                                        99,463
      Exercise of Employee Stock Options, Net of Tax Benefit                            724            723            979
      Collection of Notes Receivable                                                    570            375            207
      Proceeds from Shares Pursuant to Employee Stock Purchase Plan                      25             25
      Cost of Common Stock  Repurchased                                              (3,100)
                                                                                  ---------      ---------      ---------
                  Net Cash Provided by Financing Activities                          97,682          1,123          1,186
                                                                                  ---------      ---------      ---------

Net Increase (Decrease) in Cash and Equivalents                                         (62)          (348)           172
Cash and Cash Equivalents at Beginning of Year                                           (3)           345            173
                                                                                  ---------      ---------      ---------
Cash and Cash Equivalents at End of Year                                          $     (65)     $      (3)           345
                                                                                  =========      =========      =========

Cash Dividends Received From Unconsolidated Subsidiaries                          $   5,470      $              $
                                                                                  =========      =========      =========
Non-Cash Transactions:
      Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange
      for Notes Receivable                                                        $     828      $     873      $   1,131


(a) These items have been eliminated in the Company's Consolidated Financial Statements.

                 See Notes to Consolidated Financial Statements
                        included in Item 8, pages 32-44.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                            Schedule IV - Reinsurance
                                 Earned Premiums
              For the Years Ended December 31, 1998, 1997, and 1996
                             (Dollars in Thousands)




-------------------------------------------------------------------------------------------------------------------------
COLUMN A                               COLUMN B         COLUMN C         COLUMN D        COLUMN E             COLUMN F
-------------------------------------------------------------------------------------------------------------------------
                                                        Ceded to        Assumed from                       Percentage of
                                         Gross            Other            Other                               Amount
                                         Amount         Companies        Companies      Net Amount         Assumed to Net
-------------------------------------------------------------------------------------------------------------------------
1998

Property and Casualty Insurance         $173,555          $52,049          $1,181         $122,687              1.0%
=========================================================================================================================

1997

Property and Casualty Insurance         $147,514          $49,573          $2,614         $100,555              2.6%
=========================================================================================================================

1996

Property and Casualty Insurance         $117,354          $49,770          $4,466          $72,050              6.2%
=========================================================================================================================

            Philadelphia Consolidated Holding Corp. and Subsidiaries
          Schedule VI - Supplemental Information Concerning Property -
                         Casualty Insurance Operations
         As of and For the Years Ended December 31, 1998, 1997, and 1996
                             (Dollars in Thousands)


                                      Reserve for
                         Deferred       Unpaid
                          Policy      Claims and      Discount if               Net
  Affiliation with     Acquisition      Claim        any deducted  Unearned    Earned
     Registrant           Costs       Adjustment     in Column C   Premiums   Premiums
                                       Expenses

      COLUMN A           COLUMN B      COLUMN C      COLUMN D      COLUMN E   COLUMN F
Consolidated Property
 - Casualty Entities

December 31, 1998        $16,853      $151,150          $0         $64,787    $122,687

December 31, 1997        $10,970      $122,430          $0         $42,116    $100,555

December 31, 1996        $ 9,033      $ 96,642          $0         $33,154    $ 72,050


                                         Claims and Claims
                                        Adjustment Expenses    Amortization of
                                        Incurred Related to    deferred policy      Paid Claims
                           Net            (1)          (2)    acquisition costs      and Claim
  Affiliation with     Investment       Current       Prior                         Adjustment     Net Written
     Registrant          Income          Year          Year                          Expenses       Premiums


      COLUMN A          COLUMN G              COLUMN H               COLUMN I        COLUMN J       COLUMN K
Consolidated Property
 - Casualty Entities

December 31, 1998       $15,448        $69,544       ($3,170)        $30,034          $40,272       $143,036

December 31, 1997       $ 9,703        $56,725       ($1,716)        $25,034          $31,804       $111,797

December 31, 1996       $ 7,910        $41,083         ($965)        $22,210          $22,641       $ 83,994

            Philadelphia Consolidated Holding Corp. and Subsidiaries

                                  Exhibit Index

                      For the Year Ended December 31, 1998



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

10.1     *(1)                                        Amended and Restated Key Employees' Stock Option Plan.

10.1.1   ********(1)                                 Amended and Restated Key Employers' Stock Option Plan.

10.2     *(1)                                        Key Employees' Stock Bonus Plan.

10.2.1   *(1)                                        Excerpt of Board of Directors and Shareholders Resolution
                                                     amending Key Employees' Stock Bonus Plan.

10.6     *                                           Casualty Excess of Loss Reinsurance Agreement No. 14P-
                                                     106,401,402, effective January 1, 1990, with Swiss Re, as
                                                     amended to date.

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

                                     (E-1)

                                     P. 55

10.17    *(1)                                        Letter dated July 9, 1993 from James J. Maguire, confirming verbal agreements concerning options.

10.18    *(1)                                        James J. Maguire Stock Option Agreements.

10.18.1  ***(1)                                      Amendment to James J. Maguire Stock Option Agreements.

10.19    *(1)                                        Wheelways Salary Savings Plus Plan Summary Plan
                                                     Description.

10.20    *                                           Key Man Life Insurance Policies on James J. Maguire

10.21    *                                           Reinsurance Pooling Agreement dated August 14, 1992,
                                                     between PIIC and PIC.

10.22    *                                           Tax Sharing Agreement, dated July 16, 1987,
                                                     between Philadelphia Insurance and PIIC, as
                                                     amended to date.

10.23    *                                           Tax Sharing Agreement, dated November 1, 1986,
                                                     between Philadelphia Insurance and PIIC, as
                                                     amended to date.

10.24    *(1)                                        Management Agreement dated May 20, 1991, between PIIC
                                                     and MIA, as amended to date.

10.24.1  *******(1)                                  Management Agreement dated May 20, 1991, between PIIC and MIA, as amended September 25, 1996.

10.25    *(1)                                        Management Agreement dated October 23, 1991, between
                                                     PIC and MIA, as amended to date.

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

10.29    ****(1)                                     James J. Maguire Split Dollar Life Insurance Agreement,
                                                     Collateral Assignment and Joint and Last Survivor
                                                     Flexible Premium Adjustable Life Insurance Policy
                                                     Survivorship Life.

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

10.40    **********        Page 58 of 273            Inspire Software License Agreement, dated December 31, 1998.


                                     (E-2)

                                     P. 56

10.41    **********        Page 85 of 273            Lease Agreement dated July 6, 1998 with Bala Plaza, Inc.

11       *********         Page 266 of 273           Statement regarding computation of earnings per share.

21       *                                           List of Subsidiaries of the Registrant.

23       *********         Page 268 of 273           Consent of PricewaterhouseCoopers, LLP

24       *                                           Power of Attorney

27       *********         Page 270 of 273           Financial Data Schedule

99.1     *********         Page 272 of 273           Report of Independent Accountants of PricewaterhouseCoopers, LLP
                                                     on Financial Statement Schedules.


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

*********                  Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

**********                 Filed herewith.

(1)        Compensatory Plan or Arrangement, or Management Contract.

(b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 1998.

                                     (E-3)

                                     P. 57