Form 10-Q
period 1999-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1999-05-14
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

                         COMMISSION FILE NUMBER 0-22280

                     PHILADELPHIA CONSOLIDATED HOLDING CORP.
             (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                       23-2202671
(State of Incorporation)                       (IRS Employer Identification No.)

                            ONE BALA PLAZA, SUITE 100
                         BALA CYNWYD, PENNSYLVANIA 19004
                                 (610) 617-7900
                   -------------------------------------------
                        (Address, including zip code and
                    telephone number, including area code, of
                    registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1999.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 12,225,495 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

Part I - Financial Information

         Consolidated Balance Sheets -- March 31, 1999 and
           December  31, 1998                                                  3

         Consolidated Statements of Operations -- For the three
           months ended March 31, 1999 and 1998                                4

         Consolidated Statements of Comprehensive Income -- For
           the three months ended March 31, 1999 and 1998                      5

         Consolidated Statements of Changes in Shareholders'
           Equity - For the three months ended March 31, 1999
           and year ended December 31, 1998                                    6

         Consolidated Statements of Cash Flows -- For the three
           months ended March 31, 1999 and 1998                                7

         Notes to Consolidated Financial Statements                            8

         Management's Discussion and Analysis of Results of
           Operations and Financial Condition                               9-11

Part II - Other Information                                                   12

Signatures                                                                    13

Exhibits                                                                      14

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   As of
                                                          ------------------------
                                                            March 31   December 31
                                                              1999         1998
                                                          -----------  -----------
               ASSETS                                     (Unaudited)
INVESTMENTS:
  FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $289,930 AND $278,557) ............   $ 293,307    $ 283,718
  EQUITY SECURITIES AT MARKET (COST $48,761 AND $43,441)      79,188       72,768
                                                           ---------    ---------
       TOTAL INVESTMENTS ...............................     372,495      356,486

CASH AND CASH EQUIVALENTS ..............................      29,842       31,573
ACCRUED INVESTMENT INCOME ..............................       3,705        3,771
PREMIUMS RECEIVABLE ....................................      29,122       27,769
PREPAID REINSURANCE PREMIUMS AND
     REINSURANCE RECEIVABLES ...........................      25,024       22,892
DEFERRED ACQUISITION COSTS .............................      18,884       16,853
PROPERTY AND EQUIPMENT .................................       5,433        4,877
OTHER ASSETS ...........................................       5,508        4,977
                                                           ---------    ---------
       TOTAL ASSETS ....................................   $ 490,013    $ 469,198
                                                           =========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
  UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES .............   $ 156,920    $ 151,150
  UNEARNED PREMIUMS ....................................      72,718       64,787
                                                           ---------    ---------
       TOTAL POLICY LIABILITIES AND ACCRUALS ...........     229,638      215,937

OTHER LIABILITIES ......................................      12,149        9,463
DEFERRED INCOME TAXES ..................................       6,947        7,410
                                                           ---------    ---------
       TOTAL LIABILITIES ...............................     248,734      232,810
                                                           ---------    ---------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
  COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
  SOLELY DEBENTURES OF COMPANY .........................      98,905       98,905
                                                           ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING........................
  COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
     AUTHORIZED, 12,330,825 SHARES ISSUED ..............      44,915       44,796
  NOTES RECEIVABLE FROM SHAREHOLDERS ...................      (1,477)      (1,680)
  ACCUMULATED OTHER COMPREHENSIVE INCOME ...............      21,973       22,417
  RETAINED EARNINGS ....................................      79,860       74,923
  LESS COST OF COMMON STOCK HELD IN TREASURY,
     110,980 AND 130,262 SHARES ........................      (2,897)      (2,973)
                                                           ---------    ---------
       TOTAL SHAREHOLDERS' EQUITY ......................     142,374      137,483
                                                           ---------    ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......   $ 490,013    $ 469,198
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
REVENUE:
   NET WRITTEN PREMIUMS ........................   $     42,805    $     29,954
   CHANGE IN NET UNEARNED
     PREMIUM RESERVE (INCREASE) ................         (6,041)         (3,039)
                                                   ------------    ------------
   NET EARNED PREMIUMS .........................         36,764          26,915
   NET INVESTMENT INCOME .......................          4,854           2,700
   NET REALIZED INVESTMENT GAIN (LOSS) .........           (490)              3

   OTHER INCOME ................................                             57
                                                   ------------    ------------

     TOTAL REVENUE .............................         41,128          29,675
                                                   ------------    ------------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES ...........         22,515          16,064

   NET REINSURANCE RECOVERIES ..................         (2,253)         (1,206)
                                                   ------------    ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES .......         20,262          14,858
   ACQUISITION COSTS AND OTHER UNDERWRITING
     EXPENSES ..................................         11,777           8,219

   OTHER OPERATING EXPENSES ....................            519             533
                                                   ------------    ------------

     TOTAL LOSSES AND EXPENSES .................         32,558          23,610
                                                   ------------    ------------
MINORITY INTEREST:  DISTRIBUTIONS ON
     COMPANY OBLIGATED MANDATORILY
     REDEEMABLE PREFERRED SECURITIES
     OF SUBSIDIARY TRUST .......................          1,811
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES .....................          6,759           6,065
                                                   ------------    ------------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT .....................................          2,045           1,720

   DEFERRED ....................................           (223)           (173)
                                                   ------------    ------------

     TOTAL INCOME TAX EXPENSE ..................          1,822           1,547
                                                   ------------    ------------

     NET INCOME ................................   $      4,937    $      4,518
                                                   ============    ============

PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE ....................   $       0.40    $       0.37
                                                   ============    ============
   DILUTED EARNINGS PER SHARE ..................   $       0.33    $       0.30
                                                   ============    ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING .................................     12,209,391      12,262,983
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING .................................      2,823,711       2,790,988
                                                   ============    ============
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING .....................     15,033,102      15,053,971
                                                   ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                           For the Three Months
                                                               Ended March 31,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
NET INCOME ...........................................     $ 4,937      $ 4,518
                                                           -------      -------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   HOLDING GAIN (LOSS) ARISING DURING PERIOD,
     NET OF TAX OF ($411) AND $2,014 .................        (763)       3,741
   LESS:  RECLASSIFICATION ADJUSTMENT, NET OF
     TAX OF ($171) AND $1 ............................         319           (2)
                                                           -------      -------
OTHER COMPREHENSIVE INCOME (LOSS) ....................        (444)       3,739
                                                           -------      -------

COMPREHENSIVE INCOME .................................     $ 4,493      $ 8,257
                                                           =======      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      For the Three Months  For the Year Ended
                                                         Ended March 31,       December 31,
                                                               1999                1998
                                                      --------------------  ------------------
                                                           (Unaudited)
COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD ....................      $  44,796           $  42,788
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN .............................                                853
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT .....................................            119                 597
   PURCHASE CONTRACTS OF COMMON STOCK ................                                558
                                                            ---------           ---------
       BALANCE AT END OF PERIOD ......................         44,915              44,796
                                                            ---------           ---------

NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD ....................         (1,680)             (1,422)
   NOTES RECEIVABLE ISSUED PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN ....................                               (828)
   SHARES FORFEITED PURSUANT TO EMPLOYEE STOCK
     PURCHASE PLAN ...................................             33
   COLLECTION OF NOTES RECEIVABLE ....................            170                 570
                                                            ---------           ---------
       BALANCE AT END OF PERIOD ......................         (1,477)             (1,680)
                                                            ---------           ---------

UNREALIZED INVESTMENT APPRECIATION (DEPRECIATION),
   NET OF DEFERRED INCOME TAXES:
     BALANCE AT BEGINNING OF PERIOD ..................         22,417              15,023
     CHANGE IN UNREALIZED INVESTMENT APPRECIATION
       (DEPRECIATION), NET OF DEFERRED INCOME TAXES ..           (444)              7,394
                                                            ---------           ---------
       BALANCE AT END OF PERIOD ......................         21,973              22,417
                                                            ---------           ---------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD ....................         74,923              54,895
   NET INCOME ........................................          4,937              20,028
                                                            ---------           ---------
       BALANCE AT END OF PERIOD ......................         79,860              74,923
                                                            ---------           ---------

   COMMON STOCK HELD IN TREASURY:
     BALANCE AT BEGINNING OF PERIOD ..................         (2,973)
     COMMON SHARES REPURCHASED .......................                             (3,100)
     EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
       TAX BENEFIT ...................................            109                 127
     SHARES FORFEITED PURSUANT TO EMPLOYEE STOCK
       PURCHASE PLAN .................................            (33)
                                                            ---------           ---------
       BALANCE AT END OF PERIOD ......................         (2,897)             (2,973)
                                                            =========           =========
       TOTAL SHAREHOLDERS' EQUITY ....................      $ 142,374           $ 137,483
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME ..........................................   $  4,937    $  4,518
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT (GAIN) LOSS ...............        490          (3)
     DEPRECIATION AND AMORTIZATION EXPENSE .............        575         338
     DEFERRED INCOME TAX BENEFIT .......................       (223)       (173)
     CHANGE IN PREMIUMS RECEIVABLE .....................     (1,353)     (1,484)
     CHANGE IN OTHER RECEIVABLES .......................     (2,066)        439
     CHANGE IN DEFERRED ACQUISITION COSTS ..............     (2,031)       (962)
     CHANGE IN OTHER ASSETS ............................       (613)        (45)
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
       EXPENSES ........................................      5,770       5,651
     CHANGE IN UNEARNED PREMIUMS .......................      7,931       2,848
     CHANGE IN OTHER LIABILITIES .......................        (71)       (363)
                                                           --------    --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .....     13,346      10,764
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ...................     28,953       5,314
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ...................      3,325       3,805
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES ......................................      2,120       2,040
   COST OF FIXED MATURITIES SECURITIES AVAILABLE FOR
       SALE ACQUIRED ...................................    (42,002)    (22,793)
   COST OF EQUITY SECURITIES ACQUIRED ..................     (6,877)     (2,565)
   PURCHASE OF PROPERTY AND EQUIPMENT ..................       (994)       (429)
                                                           --------    --------
       NET CASH USED BY INVESTING ACTIVITIES ...........    (15,475)    (14,628)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET
     OF TAX BENEFIT ....................................        228          27
   COLLECTION OF NOTES RECEIVABLE ......................        170         228
   PROCEEDS FROM SHARES PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN ......................                     13
                                                           --------    --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .....        398         268
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............     (1,731)     (3,596)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......     31,573      11,933
                                                           ========    ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $ 29,842    $  8,337
                                                           ========    ========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ........................................   $      0    $      0

NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
    EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR
    NOTES RECEIVABLE ...................................   $    (33)   $    558

               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The consolidated financial statements as of and for the three months ended March 31, 1999 and 1998 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

         These financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

2.       Acquisitions

         On March 31, 1999, Philadelphia Consolidated Holding Corp. (the "Company") signed a definitive agreement to acquire all of the stock of The Jerger Company, Inc. and Subsidiaries (producers and underwriters of highly specialized mobile home and homeowners property and casualty business) through a merger for a purchase price of $45,000,000, and a contingent additional amount of up to $5,000,000 based upon the future earnings for the acquired business. Of the purchase price, $20,000,000 plus any contingent consideration will be paid in cash and the balance in common stock of the Company. The acquisition will be accounted for using the purchase method of accounting. Closing is subject to a number of conditions including the appropriate regulatory approvals.

3. Minority Interest in Consolidated Subsidiaries: Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of Company

         The Company's FELINE PRIDES(SM) and Trust Preferred Securities are units consisting of a contract under which the holder is obligated to purchase common stock from the Company approximately three years following the May 4, 1998 closing date and beneficial ownership of either (1) interest bearing preferred securities issued by a business trust subsidiary of the Company or (2) U.S. Treasury securities.

         Proceeds to the Company, net of underwriting commission, from the sales of 10,350,000 FELINE PRIDES(SM) and 1,000,000 7.00% Trust Originated Preferred Securities were $100.1 million. These amounts include 1,350,000 Income Prides, a component of the FELINE PRIDES(SM), purchased pursuant to the exercise of the underwriters' over allotment option.

4.       Earnings Per Share

         Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

5.       Income Taxes

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 1999 VS MARCH 31, 1998)

         Premiums: Gross written premiums grew $17.8 million (44.2%) to $58.1 million for the three months ended March 31, 1999 from $40.3 million for the same period of 1998; gross earned premiums grew $12.9 million (34.4%) to $50.4 million for the three months ended March 31, 1999 from $37.5 million for the same period of 1998; net written premiums increased $12.8 million (42.7%) to $42.8 million for the three months ended March 31, 1999 from $30.0 million for the same period of 1998; and net earned premiums grew $9.9 million (36.8%) to $36.8 million in 1999 from $26.9 million in 1998. The overall growth in premiums are attributable to a number of factors:

- Expansion of marketing efforts relating to commercial auto, commercial package, and specialty lines products through the increase in the Company's field organization to a total of 167 professionals.

- The continued development and growth of the Company's Specialty Property and Inland Marine underwriting organization, initiated in 1998, as well as several other new programs introduced during the year.

         Overall premium growth has been offset in part by the non-renewal of accounts in certain market niches due to inadequate pricing levels being experienced as a result of market competition. Consistent with its underwriting focus, the Company has maintained pricing levels for its insurance products reflective of its underwriting assessment. As a result, loss in premium writings will occur due to inadequate pricing levels.

         Net Investment Income: Net investment income approximated $4.9 million for the three months ended March 31, 1999 and $2.7 million for the same period of 1998. Total investments grew to $372.5 million at March 31, 1999 from $240.1 million at March 31, 1998, primarily due to investing the proceeds from the Company's FELINE PRIDES(SM) security offering and cash flows provided from operating activities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $5.4 million (36.2%) to $20.3 million in the first quarter of 1999 from $14.9 million in the first quarter of 1998 and the loss ratio decreased to 55.1% in 1999 from 55.2% in 1998. The increase in net loss and loss adjustment expenses was due to the 36.8% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $3.6 million (43.9%) to $11.8 million for the three months ended March 31, 1999 from $8.2 million for the same period of 1998. This increase was due primarily to the 36.8% growth in net earned premiums and in part due to the growth in the Company's field organization subsequent to the first quarter of 1998, and to a lesser extent the change in the Company's commission structure.

         Income Tax Expense: The Company's effective tax rate for the three months ended March 31, 1999 and 1998 was 26.7% and 25.5%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities during 1998 offset in part by net investment losses on the sale of securities in 1999 vs. 1998.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1999 the Company's investments experienced unrealized investment depreciation of $.4 million, net of the related deferred tax benefit of $.2 million. At March 31, 1999, the Company had total investments with a carrying value of $372.5 million, of which 78.7% consisted of investments in investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 21.3% of the Company's total investments consisted primarily of publicly traded common stock securities.

         The Company produced net cash from operations of $13.3 million and $10.8 million, respectively, for the three months ended March 31, 1999 and 1998. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

         In connection with the Company's pending acquisition of The Jerger Company, Inc. and Subsidiaries, it is currently anticipated that the cash consideration, required at closing ($20,000,000), will become available through the sale of certain investment securities prior to the closing of the acquisition. These investment securities are currently held by the Company's investment subsidiary and will become available to the Company through a dividend prior to the closing.

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

YEAR 2000 READINESS DISCLOSURE

         Many existing computer programs use only two digits, instead of four, to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create incorrect results on or after the Year 2000. The "Year 2000" issue affects computer and information technology systems, as well as non-information technology systems which include embedded technology such as micro-processors and micro-controllers (or micro-chips) that

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)


have date sensitive programs that may not properly recognize the year 2000 or beyond. If the systems and products the Company uses are not properly equipped to identify and recognize the year 2000, information technology systems and non-information technology systems could fail or create erroneous results.

         The Company has completed a Year 2000 readiness assessment of information technology systems and non-information technology systems and have repaired or replaced systems or components of systems that have been identified as Year 2000 non-compliant. This process was completed during the first quarter of 1999 as anticipated by the Company. The Company is not aware of any remaining Year 2000 issues with respect to systems that could have a material adverse effect on operations or financial condition. The Company is engaged in an ongoing effort to assess the impact of the failure of any of the third parties with whom significant business relationships are maintained to become Year 2000 compliant. It is anticipated that this assessment of material third parties will be completed by June 30, 1999.

         The Company uses computer systems in virtually all aspects of its business and maintains relationships with a number of vendors, suppliers and customers whose own state of readiness with regard to the Year 2000 issue could potentially have an impact. These parties include software, hardware, and telecommunication providers, banks and investment brokers, reinsurers and reinsurance intermediaries, certain agents and utilities. The failure to correct a material Year 2000 issue or a material third party could materially and adversely impact operations, liquidity, and financial position. Due to the uncertainty inherent in the Year 2000 issue, the Company is unable to determine whether the consequences of Year 2000 failures will have a material impact on the statement of operations, liquidity or financial position. However, it is believed that with the completion of the Year 2000 project the risk of significant interruptions of operations should be reduced.

         Additionally, the Company issues professional liability coverage, including directors and officers liability, and commercial multi-peril insurance policies. Coverage under certain of these policies may cover losses suffered by insureds as a result of the Year 2000 issues. Professional liability policies are written on a "claim made and reported" basis. Since early 1997 approximately 50% of these policies have included a Year 2000 exclusion endorsement. The Company is including a Year 2000 exclusion endorsement on virtually all new or renewing professional liability policies providing coverage effective January 1, 1999 and thereafter. On occasion, for qualifying accounts, the Company's underwriters may remove the exclusion after receipt and review of a satisfactory supplemental application (which includes a warranty statement) and other underwriting information. With respect to commercial multi-peril policies, the Company believes that it should not be held liable for claims arising from the Year 2000 issue under comprehensive general liability policies. However, the Company cannot determine whether or to what extent courts may find liability for such claims. Additionally, expenses could be incurred to contest Year 2000 issue coverage claims, even if the Company prevails in its position. As a result, it cannot presently be determined what, if any, insurance exposure ultimately exists for Year 2000 issue claims.

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

         None.

Item 5.  Other information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  Exhibit No.              Description
                  -----------              -----------
                  10.42                    Plan and Agreement of Merger between
                                           Philadelphia Consolidated Holding
                                           Corp. and The Jerger Company, Inc.

                  11.0                     Computation of Earnings Per Share

                  27.0                     Financial Data Schedule

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

                                   PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                   Registrant

Date May 14, 1999                  /s/ James J. Maguire
                                   --------------------
                                   James J. Maguire
                                   Chairman of the Board of Directors, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date May 14, 1999                  /s/ Craig P. Keller
                                   --------------------
                                   Craig P. Keller
                                   Vice President, Secretary, Treasurer and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)