Form 10-Q
period 1999-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1999-08-16
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                        [X] Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1999


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

                                 YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 1999.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 13,230,440 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


Part I - Financial Information

         Consolidated Balance Sheets - June 30, 1999 and
           December  31, 1998                                                                    3


         Consolidated Statements of Operations - For the three
           and six months ended June 30, 1999 and 1998                                           4


         Consolidated Statements of Comprehensive Income - For
           the three and six months ended June 30, 1999 and 1998                                 5


         Consolidated Statements of Changes in Shareholders' Equity - For the
           six months ended June 30, 1999 and year ended
           December 31, 1998                                                                     6


         Consolidated Statements of Cash Flows - For the six
           months ended June 30, 1999 and 1998                                                   7


         Notes to Consolidated Financial Statements                                              8

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                  9-13



Part II - Other Information                                                                      14



Signatures                                                                                       15



Exhibits                                                                                        16

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             As of
                                                                          --------------------------------------------
                                                                              June 30,                December 31,
                                                                                1999                      1998
                                                                          -----------------         ------------------
                                                                            (Unaudited)
                               ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $285,488 AND $278,557).....................          $    282,524              $     283,718
   EQUITY SECURITIES AT MARKET (COST $41,954
     AND $43,441)...............................................                67,118                     72,768
                                                                          ------------              -------------
       TOTAL INVESTMENTS........................................               349,642                    356,486

   CASH AND CASH EQUIVALENTS....................................                63,516                     31,573
   ACCRUED INVESTMENT INCOME....................................                 4,524                      3,771
   PREMIUMS RECEIVABLE..........................................                30,981                     27,769
   PREPAID REINSURANCE PREMIUMS AND
     REINSURANCE RECEIVABLES....................................                28,235                     22,892
   DEFERRED ACQUISITION COSTS...................................                20,734                     16,853
   PROPERTY AND EQUIPMENT.......................................                 5,402                      4,877
   OTHER ASSETS.................................................                 6,523                      4,977
                                                                          ------------              -------------
       TOTAL ASSETS.............................................          $    509,557              $     469,198
                                                                          ============              =============



                   LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES.....................          $    162,000              $     151,150
   UNEARNED PREMIUMS............................................                81,432                     64,787
                                                                          ------------              -------------
       TOTAL POLICY LIABILITIES AND ACCRUALS....................               243,432                    215,937
   PAYABLE FOR SECURITY PURCHASES...............................                 9,063
   OTHER LIABILITIES............................................                11,008                      9,463
   DEFERRED INCOME TAXES........................................                 2,769                      7,410
                                                                          ------------              -------------
       TOTAL LIABILITIES........................................               266,272                    232,810
                                                                          ============              =============


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
   COMPANY OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
   SOLELY DEBENTURES OF COMPANY..................................               98,905                     98,905
                                                                          ------------              -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING................................
   COMMON STOCK, NO PAR VALUE,
     50,000,000 SHARES AUTHORIZED, 12,330,825 SHARES
     ISSUED.....................................................                44,322                     44,796
   NOTES RECEIVABLE FROM SHAREHOLDERS...........................                (1,859)                    (1,680)
   ACCUMULATED OTHER COMPREHENSIVE INCOME.......................                14,430                     22,417
   RETAINED EARNINGS............................................                89,100                     74,923
   LESS COST OF COMMON STOCK HELD IN TREASURY,
     70,657 AND 130,262 SHARES..................................                (1,613)                    (2,973)
                                                                          -------------             --------------
       TOTAL SHAREHOLDERS' EQUITY...............................               144,380                    137,483
                                                                          ------------              -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............          $    509,557              $     469,198
                                                                          ============              =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                                 For the Three Months                 For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                           --------------------------------    --------------------------------
                                                               1999              1998               1999              1998
                                                           -------------     --------------    --------------    --------------
REVENUE:
   NET WRITTEN PREMIUMS ..............................     $     45,482      $     32,724      $     88,287      $     62,678
   CHANGE IN NET UNEARNED PREMIUMS
      (INCREASE) .....................................           (6,329)           (3,062)          (12,370)           (6,101)
                                                           ------------      ------------      ------------      ------------
   NET EARNED PREMIUMS ...............................           39,153            29,662            75,917            56,577
   NET INVESTMENT INCOME .............................            4,996             3,730             9,850             6,430
   NET REALIZED INVESTMENT GAIN ......................            5,683                96             5,193                99
   OTHER INCOME ......................................                                 57                                 114
                                                           ------------      ------------      ------------      ------------
     TOTAL REVENUE ...................................           49,832            33,545            90,960            63,220
                                                           ------------      ------------      ------------      ------------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES .................           24,981            17,563            47,496            33,627
   NET REINSURANCE RECOVERIES ........................           (3,366)           (1,614)           (5,619)           (2,820)
                                                           ------------      ------------      ------------      ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES .............           21,615            15,949            41,877            30,807
   ACQUISITION COSTS AND OTHER
        UNDERWRITING EXPENSES ........................           12,087             9,187            23,864            17,406
   OTHER OPERATING EXPENSES ..........................              777               652             1,296             1,185
                                                           ------------      ------------      ------------      ------------
     TOTAL LOSSES AND EXPENSES .......................           34,479            25,788            67,037            49,398
                                                           ------------      ------------      ------------      ------------

MINORITY INTEREST:  DISTRIBUTIONS ON
COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES OF
SUBSIDIARY TRUST .....................................            1,812             1,217             3,623             1,217
                                                           ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES ...........................           13,541             6,540            20,300            12,605
                                                           ------------      ------------      ------------      ------------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT ...........................................            4,418             1,743             6,463             3,463
   DEFERRED ..........................................             (117)              (44)             (340)             (217)
                                                           ------------      ------------      ------------      ------------

     TOTAL INCOME TAX EXPENSE ........................            4,301             1,699             6,123             3,246
                                                           ------------      ------------      ------------      ------------

     NET INCOME ......................................     $      9,240      $      4,841      $     14,177      $      9,359
                                                           ============      ============      ============      ============

PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE ..........................     $       0.76      $       0.39      $       1.16      $       0.76
                                                           ============      ============      ============      ============
   DILUTED EARNINGS PER SHARE ........................     $       0.61      $       0.32      $       0.94      $       0.62
                                                           ============      ============      ============      ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING .......................................       12,236,221        12,297,633        12,222,880        12,280,403
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING .......................................        2,863,849         2,839,746         2,845,212         2,826,063
                                                           ------------      ------------      ------------      ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING ...........................       15,100,070        15,137,379        15,068,092        15,106,466
                                                           ============      ============      ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                 For the Three Months                 For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                           --------------------------------    --------------------------------
                                                               1999              1998               1999              1998
                                                           -------------     --------------    --------------    --------------
NET INCOME...............................................    $    9,240        $    4,841        $   14,177        $    9,359
                                                             ----------        ----------        ----------        ----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  HOLDING GAIN (LOSS) ARISING DURING PERIOD,
  NET OF TAX  OF ($2,073) AND ($2,483) FOR 1999, AND
   ($94) AND $1,921 FOR 1998.............................        (3,849)             (174)           (4,612)            3,567
   RECLASSIFICATION ADJUSTMENT, NET OF TAX OF
   $1,989 AND $1,817 FOR 1999, AND $33 AND $34 FOR
   1998..................................................        (3,694)              (62)           (3,375)              (64)
                                                             ----------        ----------        ----------        ----------
OTHER COMPREHENSIVE INCOME (LOSS)........................        (7,543)             (236)           (7,987)            3,503
                                                             ----------        ----------        ----------        ----------

COMPREHENSIVE INCOME.....................................    $    1,697        $    4,605        $    6,190        $   12,862
                                                             ==========        ==========        ==========        ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       For the Six Months          For the Year Ended
                                                                         Ended June 30,               December 31,
                                                                              1999                        1998
                                                                    ------------------------      ----------------------
                                                                          (Unaudited)
COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD...............................          $    44,796                 $    42,788
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN........................................                  (48)                        853
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT................................................                 (426)                        597
   PURCHASE CONTRACTS OF COMMON STOCK...........................                                              558
                                                                          -----------                 -----------
       BALANCE AT END OF PERIOD.................................               44,322                      44,796
                                                                          ===========                 ===========

NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD...............................               (1,680)                     (1,422)
   NOTES RECEIVABLE ISSUED PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN...............................                 (539)                       (828)
   SHARES FORFEITED PURSUANT TO EMPLOYEE STOCK
     PURCHASE PLAN..............................................                   50
   COLLECTION OF NOTES RECEIVABLE...............................                  310                         570
                                                                          -----------                 -----------
       BALANCE AT END OF PERIOD.................................               (1,859)                     (1,680)
                                                                          ------------                ------------


ACCUMULATED OTHER COMPREHENSIVE INCOME:
     BALANCE AT BEGINNING OF PERIOD.............................               22,417                      15,023
     CHANGE IN UNREALIZED INVESTMENT APPRECIATION
       (DEPRECIATION), NET OF DEFERRED INCOME TAXES.............               (7,987)                      7,394
                                                                          ------------                -----------
       BALANCE AT END OF PERIOD.................................               14,430                      22,417
                                                                          -----------                 -----------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD...............................               74,923                      54,895
   NET INCOME...................................................               14,177                      20,028
                                                                          -----------                 -----------
       BALANCE AT END OF PERIOD.................................               89,100                      74,923
                                                                          -----------                 -----------

COMMON STOCK HELD IN TREASURY:
   BALANCE AT BEGINNING OF PERIOD...............................               (2,973)
   COMMON SHARES REPURCHASED....................................                                           (3,100)
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN........................................                  645
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT................................................                  798                         127
   SHARES FORFEITED PURSUANT TO EMPLOYEE STOCK
     PURCHASE PLAN..............................................                  (83)
                                                                          -----------                 -----------
       BALANCE AT END OF PERIOD.................................               (1,613)                     (2,973)
                                                                          -----------                 -----------
       TOTAL SHAREHOLDERS' EQUITY...............................          $   144,380                 $   137,483
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                  For the Six Months Ended June 30,
                                                                  ---------------------------------
                                                                     1999                      1998
                                                                     ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME .....................................               $  14,177                $   9,359
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
   NET REALIZED INVESTMENT GAIN ...................                  (5,193)                     (99)
   DEPRECIATION AND AMORTIZATION EXPENSE ..........                   1,150                      621
   DEFERRED INCOME TAX BENEFIT ....................                    (340)                    (217)
   CHANGE IN PREMIUMS RECEIVABLE ..................                  (3,212)                  (5,877)
   CHANGE IN OTHER RECEIVABLES ....................                  (6,096)                  (2,709)
   CHANGE IN DEFERRED ACQUISITION COSTS ...........                  (3,881)                  (1,833)
   CHANGE IN OTHER ASSETS .........................                    (386)                     (92)
   CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES .....................................                  10,850                   12,426
   CHANGE IN UNEARNED PREMIUMS ....................                  16,645                    7,381
   CHANGE IN OTHER LIABILITIES ....................                   1,788                     (635)
                                                                  ---------                ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                   25,502                   18,325
                                                                  ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ..............                  57,901                    8,907
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ..............                  17,850                    8,475
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES .................................                  21,616                    2,733
   COST OF FIXED MATURITIES AVAILABLE FOR
       SALE ACQUIRED ..............................                 (76,970)                 (72,234)
   COST OF EQUITY SECURITIES ACQUIRED .............                 (13,274)                 (15,499)
   PURCHASE OF PROPERTY AND EQUIPMENT .............                  (1,389)                    (907)
                                                                  ---------                ---------
       NET CASH PROVIDED (USED)
         BY INVESTING ACTIVITIES ..................                   5,734                  (68,525)
                                                                  ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM OFFERING OF COMPANY OBLIGATED
     MANDATORILY REDEEMABLE PREFERRED SECURITIES
     OF SUBSIDIARY TRUST ..........................                                           99,550
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET
     OF TAX BENEFIT ...............................                     373                      346
   COLLECTION OF NOTES RECEIVABLE .................                     310                      327
   PROCEEDS FROM SHARES PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN .................                      24                       13
                                                                  ---------                ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                      707                  100,236
                                                                  ---------                ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........                  31,943                   50,036
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..                  31,573                   11,933
                                                                  ---------                ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........               $  63,516                $  61,969
                                                                  =========                =========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ...................................               $   3,334                $   3,275

NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN IN EXCHANGE FOR
     NOTES RECEIVABLE .............................               $     489                $     473


               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The consolidated financial statements as of and for the six months ended June 30, 1999 and 1998 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

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


4.   Subsequent Event

     On July 16, 1999, Philadelphia Consolidated Holding Corp. (the "Company") closed on its acquisition of The Jerger Company, Inc. and Subsidiaries (producers and underwriters of highly specialized mobile home and homeowners property and casualty business) through a merger for a purchase price of $45,000,000, and a contingent additional amount of up to $5,000,000 based upon the future earnings for the acquired business. Of the purchase price, $20,000,000 was paid in cash and the balance in 1,037,772 shares of common stock of the Company. Any contingent additional amount will be paid in cash. The acquisition will be accounted for using the purchase method of accounting.

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

  - Incidence of claims and litigation - The Company's financial performance is affected by the incidence and dollar amount of claims made by holders of its insurance policies. The Company believes that over the last few years a heightened litigious climate has precipitated an increase in the incidence and amount of claims under policies issued by insurers providing coverage for nursing homes and assisted living facilities (both for profit and non profit). As a result, the Company has discontinued offering these classes of business. The Company's loss experience in this nursing home and assisted living facility niche is developing more adversely than the Company previously anticipated. The Company is continuing to evaluate this development in order to determine what further actions will be taken.


RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 1999 VS JUNE 30, 1998)

         Premiums: Gross written premiums grew $35.3 million (41.1%) to $121.1 million for the six months ended June 30, 1999 from $85.8 million for the same period of 1998; gross earned premiums grew $26.4 million (33.7%) to $104.8 million for the six months ended June 30, 1999 from $78.4 million for the same period of 1998; net written premiums increased $25.6 million (40.8%) to $88.3 million for the six months ended June 30, 1999 from $62.7 million for the same period of 1998; and net earned premiums grew $19.3 million (34.1%) to $75.9 million in 1999 from $56.6 million in 1998. The overall growth in premiums are attributable to a number of factors:

- Expansion of marketing efforts relating to commercial auto, commercial package, and specialty lines products through the increase in the Company's field organization to a total of 180 professionals.

- The continued development and growth of the Company's Specialty Property and Inland Marine underwriting organization, initiated in 1998, as well as several other new programs introduced during the year.

         Overall premium growth has been offset in part by the Company's decision not to renew policies in the nursing home and assisting living niches due to inadequate pricing levels being experienced as a result of market competition and loss experience emerging at higher than expected levels. As a result, the aggregate total gross written and net written premiums for the nursing home and assisting living facility products decreased by $4.2 million and $4.0 million, respectively.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


         Net Investment Income: Net investment income approximated $9.9 million for the six months ended June 30, 1999 and $6.4 million for the same period of 1998. Total investments grew to $349.6 million at June 30, 1999 from $299.4 million at June 30, 1998, primarily due to investing the proceeds from the Company's FELINE PRIDES(SM) securities offering and cash flows provided from operating activities.

         Net Realized Investment Gain: Net realized investment gains were $5.2 million for the six months ended June 30, 1999 and $.1 million for the same period in 1998. See "Liquidity and Capital Resources" caption for discussion of 1999 increase.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $11.1 million (36.0%) to $41.9 million for the six months ended June 30, 1999 from $30.8 million for the same period of 1998 and the loss ratio increased to 55.2% in 1999 from 54.5% in 1998. The increase in net loss and loss adjustment expenses was due primarily to the 34.1% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $6.5 million (37.4%) to $23.9 million for the six months ended June 30, 1999 from $17.4 million for the same period of 1998. This increase was due primarily to the 34.1% growth in net earned premiums and by changes in product and distribution mix.

         Income Tax Expense: The Company's effective tax rate for the six months ended June 30, 1999 and 1998 was 30.2% and 25.8%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to the increased net realized gains mainly from the sale of equity securities and greater investment of cash flows in taxable securities.


RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1999 VS JUNE 30, 1998)

         Premiums: Gross written premiums grew $17.5 million (38.5%) to $63.0 million for the three months ended June 30, 1999 from $45.5 million for the same period of 1998; gross earned premiums grew $13.5 million (33.0%) to $54.4 million for the three months ended June 30, 1999 from $40.9 million for the same period of 1998; net written premiums increased $12.8 million (39.1%) to $45.5 million for the three months ended June 30, 1999 from $32.7 million for the same period of 1998; and net earned premiums grew $9.5 million (32.0%) to $39.2 million in 1999 from $29.7 million in 1998. The overall growth in premiums are attributable to similar factors as addressed in the Premiums caption of the results of options (six months ended June 30, 1999 vs. June 30, 1998). The aggregate total gross written and net written premiums for the nursing home and assisted living facility products decreased by $2.0 million and $2.0 million, respectively.

         Net Investment Income: Net investment income approximated $5.0 million for the three months ended June 30, 1999 and $3.7 million for the same period of 1998. Total investments grew to $349.6 million at June 30, 1999 from $299.4 million at June 30, 1998, primarily due to investing the proceeds from the Company's FELINE PRIDES(SM) securities offering and cash flows provided from operating activities.

         Net Realized Investment Gain: Net realized investment gains were $5.7 million for the three months ended June 30, 1999 and $.1 million for the same period of 1998. See "Liquidity and Capital Resources" caption for discussion of 1999 increase.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $5.7 million (35.8%) to $21.6 million in the second quarter 1999 from $15.9 million in the second quarter of 1998 and the loss ratio increased to 55.2% in 1999 from 53.8% in 1998. The increase in net loss and loss adjustment expenses was due primarily to the 32.0% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $2.9 million (31.5%) to $12.1 million for the three months ended June 30, 1999 from $9.2 million for the same period of 1998. This increase was due primarily to the 32.0% growth in net earned premiums.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


         Income Tax Expense: The Company's effective tax rate for the three months ended June 30, 1999 and 1998 was 31.8% and 26.0%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to the increased net realized gains mainly from the sale of equity securities, and greater investment of cash flows in taxable securities.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1999 the Company's investments experienced unrealized investment depreciation of $8.0 million, net of the related deferred tax benefit of $4.3 million. At June 30, 1999, the Company had total investments with a carrying value of $349.6 million, of which 80.8% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 19.2% of the Company's total investments consisted primarily of publicly traded common stock securities.

         The Company produced net cash from operations of $25.5 million and $18.3 million, respectively, for the six months ended June 30, 1999 and 1998. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

         During the quarter ended June 30, 1999 the Company sold certain fixed maturity and equity investments totaling $35.3 million and $19.5 million, respectively. These sales resulted in net realized gains of $5.7 million. $25.4 million of the proceeds from the sale of the fixed maturities will be utilized for the cash purchase price and repayment of certain obligations at the July 16, 1999 closing of the Company's acquisition of The Jerger Company, Inc. and subsidiaries. The remaining proceeds from the fixed maturity sales will be repositioned within the fixed maturity portfolio. The decision to sell equity investments was made to lessen the Company's holdings in certain common stock positions. These common stock sales produced net realized gains of $6.3 million in the quarter ended June 30, 1999. The proceeds from the common stock sales will principally be reinvested in fixed maturities to increase current investment income.

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


YEAR 2000 READINESS DISCLOSURE

         Many existing computer programs use only two digits, instead of four, to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create incorrect results on or after the Year 2000. The "Year 2000" issue affects computer and information technology systems, as well as non-information technology systems which include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs that may not properly recognize the year 2000 or beyond. If the systems and products the Company uses are not properly equipped to identify and recognize the year 2000, information technology systems and non-information technology systems could fail or create erroneous results.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


         The Company has completed a Year 2000 readiness assessment of information technology systems and non-information technology systems and have repaired or replaced systems or components of systems that have been identified as Year 2000 non-compliant. This process was completed during the first quarter of 1999 as anticipated by the Company. The Company is not aware of any remaining Year 2000 issues with respect to systems that is reasonably likely to have a material adverse effect on operations or financial condition.

         The Company has also completed a Year 2000 readiness assessment of material third parties with whom significant business relationships are maintained. This process was completed during the second quarter of 1999 as anticipated by the Company. The Company is not aware of any remaining Year 2000 issues with respect to material third parties that is reasonably likely to have a material adverse effect on operations or financial conditions. However, the Company is not in a position to determine whether in fact such third parties will be affected by Year 2000 issues. There can be no assurances that such Year 2000 issues will not materially adversely affect the Company.

         The total cost associated with required modifications to become Year 2000 compliant has not had a material effect on the Company's operations or financial condition. The estimated total cost to the Company of the Year 2000 project is approximately $125,000. The total amount expended on the project through June 30, 1999 was approximately $120,000, which related primarily to the "IT Systems" and "Non-IT Systems" section. This amount came from the Company's operating funds.

         The Company has not established contingency plans for non-compliance of its "IT Systems" or "Non-IT Systems" since the Company has completed its "IT Systems" and "Non-IT Systems" assessments and have repaired or replaced systems or components of systems that have been identified as Year 2000 non-compliant. The Company is not aware of any remaining Year 2000 issues with respect to such assessments that is reasonably likely to have a material adverse effect on operating or financial condition. The Company's review of the "Third Parties" section was completed by June 30, 1999 as anticipated. Presently, the Company is not aware of any major "Third Party" problem. To the extent that the Company becomes aware of a non-compliant material "Third Party" a contingency plan would be developed which would potentially include replacing non-compliant material "Third Party" vendors or suppliers.

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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


FORWARD-LOOKING INFORMATION

Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, the impact of Year 2000 issues, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; and (v) the impact of Year 2000 issues, including the matters referred to above.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareholders held on May 6, 1999, the following members were elected to the Board of Directors:


                                                                  Votes For                           Votes Against
                                                          --------------------------              -----------------------
         William J. Henrich, Jr.                                  9,627,235                               1,372
         Paul R. Hertel, Jr.                                      9,627,235                               1,372
         Thomas J. Jerger                                         9,627,235                               1,372
         Roger L. Larson                                          9,627,235                               1,372
         James J. Maguire                                         9,627,235                               1,372
         James J. Maguire, Jr.                                    9,627,235                               1,372
         Thomas J. McHugh                                         9,627,235                               1,372
         Michael J. Morris                                        9,627,235                               1,372
         Sean S. Sweeney                                          9,626,235                               2,372
         J. Eustace Wolfington                                    9,627,235                               1,372

        The following other matter was approved at the Annual Meeting:


                                                                     Votes For        Votes Against        Abstentions
                                                                     -------------    ----------------     --------------

          Approval of the Appointment of PricewaterhouseCoopers
          LLP as Independent Auditors for the Fiscal Year Ending
          December 31, 1999                                           9,610,840           16,385               1,382

Item 5.  Other information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits
         Exhibit No.               Description
         ------------              ----------------------------------
         11.0                      Computation of Earnings Per Share

b. The Company filed the following report on Form 8-K during the quarterly period ended June 30, 1999:

         Date of Report                     Item Reported
         ---------------------      --------------------------------------------
         April 22, 1999             Press Release dated April 22, 1999 -
                                    RE: First Quarter Results -
                                    March 31, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                 Registrant


Date      August 13, 1999           /s/ James J. Maguire
          -------------------       ----------------------------------------
                                    James J. Maguire
                                    Chairman of the Board of Directors,
                                    President, and Chief Executive Officer
                                    (Principal Executive Officer)


Date      August 13, 1999           /s/ Craig P. Keller
          -------------------       ----------------------------------------
                                    Craig P. Keller
                                    Senior Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
          (Dollars and Share Data in Thousands, except Per Share Data)
                                   (Unaudited)


                                                         As of and For the Three            As of and For the Six
                                                          Months Ended June 30,             Months Ended June 30
                                                       ---------------------------     -----------------------------
                                                            1999           1998             1999             1998
                                                       ------------   ------------     ------------     ------------
Weighted-Average Common Shares Outstanding ....           12,236         12,298           12,223           12,280

Weighted-Average Share Equivalents Outstanding.            2,864          2,840            2,845            2,826
                                                         -------        -------          -------          -------

Weighted-Average Shares and Share
 Equivalents Outstanding ......................           15,100         15,138           15,068           15,106
                                                         =======        =======          =======          =======

Net Income ....................................          $ 9,240        $ 4,841          $14,177          $ 9,359
                                                         =======        =======          =======          =======

Basic Earnings per Share ......................          $  0.76        $  0.39          $  1.16          $  0.76
                                                         =======        =======          =======          =======

Diluted Earnings per Share ....................          $  0.61        $  0.32          $  0.94          $  0.62
                                                         =======        =======          =======          =======