Form 10-Q
period 1999-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 1999-11-15
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

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

                                 YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 11, 1999.

Preferred Stock, $.01 par value, no shares outstanding Common Stock, no par value, 12,536,438 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

Part I - Financial Information

         Consolidated Balance Sheets  - September 30, 1999 and
           December 31, 1998                                                         3


         Consolidated Statements of Operations - For the three
           and nine months ended September 30, 1999 and 1998                         4


         Consolidated Statements of Comprehensive Income - For
           the three and nine months ended September 30, 1999 and 1998               5


         Consolidated Statements of Changes in Shareholders' Equity - For the
           nine months ended September 30, 1999 and year ended
           December 31, 1998                                                         6


         Consolidated Statements of Cash Flows - For the nine
           months ended September 30, 1999 and 1998                                 7-8


         Notes to Consolidated Financial Statements                                  9

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                   10-15

Part II - Other Information                                                         16

Signatures                                                                          17

Exhibits                                                                            18

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    As of
                                                         -----------------------------
                                                         September 30,    December 31,
                                                             1999             1998
                                                             ----             ----
                                                         (Unaudited)

                ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $310,568 AND $278,557) .......       $ 304,501        $ 283,718
   EQUITY SECURITIES AT MARKET (COST $42,241
     AND $43,441) .................................          64,157           72,768
                                                          ---------        ---------
       TOTAL INVESTMENTS ..........................         368,658          356,486

   CASH AND CASH EQUIVALENTS ......................          45,579           31,573
   ACCRUED INVESTMENT INCOME ......................           4,088            3,771
   PREMIUMS RECEIVABLE ............................          30,399           27,769
   PREPAID REINSURANCE PREMIUMS AND
   REINSURANCE RECEIVABLES ........................          53,301           22,892
   DEFERRED ACQUISITION COSTS .....................          24,443           16,853
   PROPERTY AND EQUIPMENT .........................          10,015            4,877
   GOODWILL-LESS ACCUMULATED AMORTIZATION
     OF $2,064 AND $1,669 .........................          29,254              416
   OTHER ASSETS ...................................           7,041            4,561
                                                          ---------        ---------
     TOTAL ASSETS .................................       $ 572,778        $ 469,198
                                                          =========        =========


     LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:

   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES .......       $ 186,111        $ 151,150
   UNEARNED PREMIUMS ..............................         109,884           64,787
                                                          ---------        ---------
       TOTAL POLICY LIABILITIES AND ACCRUALS ......         295,995          215,937
   PREMIUMS PAYABLE ...............................           5,614
   OTHER LIABILITIES ..............................          17,651            9,463
   DEFERRED INCOME TAXES ..........................             504            7,410
                                                          ---------        ---------
     TOTAL LIABILITIES ............................         319,764          232,810
                                                          ---------        ---------


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
   COMPANY OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
   SOLELY DEBENTURES OF COMPANY ...................          98,905           98,905
                                                          ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING
   COMMON STOCK, NO PAR VALUE,
     50,000,000 SHARES AUTHORIZED, 13,368,597 AND
     12,330,825 SHARES ISSUED .....................          69,322           44,796
   NOTES RECEIVABLE FROM SHAREHOLDERS .............          (1,681)          (1,680)
   ACCUMULATED OTHER COMPREHENSIVE INCOME .........          10,302           22,417
   RETAINED EARNINGS ..............................          89,712           74,923
   LESS COST OF COMMON STOCK HELD IN TREASURY,
     860,403 AND 130,262 SHARES ...................         (13,546)          (2,973)
                                                          ---------        ---------
       TOTAL SHAREHOLDERS' EQUITY .................         154,109          137,483
                                                          ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........       $ 572,778        $ 469,198
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (Unaudited)

                                                                  For the Three Months                  For the Nine Months
                                                                   Ended September 30,                   Ended September 30,
                                                                 1999               1998               1999             1998
                                                                 ----               ----               ----             ----
REVENUE:
   NET WRITTEN PREMIUMS ..............................       $     49,180      $     41,681        $    137,467        $    104,359
   CHANGE IN NET UNEARNED PREMIUMS
      (INCREASE) .....................................             (3,972)           (9,516)            (16,342)            (15,617)
                                                             ------------      ------------        ------------        ------------
   NET EARNED PREMIUMS ...............................             45,208            32,165             121,125              88,742
   NET INVESTMENT INCOME .............................              5,411             4,446              15,261              10,876
   NET REALIZED INVESTMENT GAIN ......................                 48             1,609               5,241               1,708
   OTHER INCOME ......................................              1,999                57               1,999                 171
                                                             ------------      ------------        ------------        ------------
     TOTAL REVENUE ...................................             52,666            38,277             143,626             101,497
                                                             ------------      ------------        ------------        ------------

LOSSES AND EXPENSES:

   LOSS AND LOSS ADJUSTMENT EXPENSES .................             40,082            20,034              87,578              53,661
   NET REINSURANCE RECOVERIES ........................             (7,430)           (2,596)            (13,049)             (5,416)
                                                             ------------      ------------        ------------        ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES .............             32,652            17,438              74,529              48,245
   ACQUISITION COSTS AND OTHER
        UNDERWRITING EXPENSES ........................             14,958            10,159              38,822              27,565
   OTHER OPERATING EXPENSES ..........................              2,728               530               4,024               1,715
                                                             ------------      ------------        ------------        ------------
     TOTAL LOSSES AND EXPENSES .......................             50,338            28,127             117,375              77,525
                                                             ------------      ------------        ------------        ------------

MINORITY INTEREST:  DISTRIBUTIONS ON COMPANY OBLIGATED
MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
SUBSIDIARY TRUST .....................................              1,811             1,742               5,434               2,959
                                                             ------------      ------------        ------------        ------------

INCOME BEFORE INCOME TAXES ...........................                517             8,408              20,817              21,013
                                                             ------------      ------------        ------------        ------------

INCOME TAX EXPENSE (BENEFIT):

   CURRENT ...........................................               (476)            2,363               5,987               5,826
   DEFERRED ..........................................                381               (31)                 41                (248)
                                                             ------------      ------------        ------------        ------------

     TOTAL INCOME TAX EXPENSE (BENEFIT) ..............                (95)            2,332               6,028               5,578
                                                             ------------      ------------        ------------        ------------

     NET INCOME ......................................       $        612      $      6,076        $     14,789        $     15,435
                                                             ============      ============        ============        ============

PER AVERAGE SHARE DATA:

   BASIC EARNINGS PER SHARE ..........................       $       0.05      $       0.50        $       1.19        $       1.26
                                                             ============      ============        ============        ============
   DILUTED EARNINGS PER SHARE ........................       $       0.04      $       0.41        $       0.97        $       1.03
                                                             ============      ============        ============        ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING .......................................         12,964,320        12,248,331          12,472,743          12,269,595
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING .......................................          2,688,167         2,713,348           2,794,694           2,680,099
                                                             ------------      ------------        ------------        ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING ...........................         15,652,487        14,961,679          15,267,437          14,949,694
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                   (Unaudited)

                                                                             For the Three Months       For the Nine Months
                                                                             Ended September 30,        Ended September 30,
                                                                              1999         1998         1999          1998
                                                                              -----        ----         ----          ----
NET INCOME .........................................................       $    612        $  6,076        $ 14,789        $ 15,435
                                                                           --------        --------        --------        --------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
  HOLDING GAIN (LOSS) ARISING DURING PERIOD, NET OF TAX  OF ($2,206)
  AND ($4,689) FOR 1999, AND ($1,585) AND $336 FOR 1998 ............         (4,097)         (2,943)         (8,708)            624
   RECLASSIFICATION ADJUSTMENT, NET OF TAX OF
   $17 AND $1,834 FOR 1999, AND $563 AND $598 FOR
   1998 ............................................................            (31)         (1,046)         (3,407)         (1,110)
                                                                           --------        --------        --------        --------
OTHER COMPREHENSIVE LOSS ...........................................         (4,128)         (3,989)        (12,115)           (486)
                                                                           --------        --------        --------        --------

COMPREHENSIVE INCOME (LOSS) ........................................       $ (3,516)       $  2,087        $  2,674        $ 14,949
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       For the Nine Months    For the Year Ended
                                                       Ended September 30,    December 31,
                                                             1999                 1998
                                                             ----                 ----
                                                          (Unaudited)

COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD .................       $  44,796           $  42,788
   ISSUANCE OF SHARES PURSUANT TO ACQUISITION
     AGREEMENT ....................................          25,000
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN ..........................             (48)                853
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT ..................................            (426)                597
   PURCHASE CONTRACTS OF COMMON STOCK .............                                 558
                                                          ---------           ---------
       BALANCE AT END OF PERIOD ...................          69,322              44,796
                                                          ---------           ---------

NOTES RECEIVABLE FROM SHAREHOLDERS:

   BALANCE AT BEGINNING OF PERIOD .................          (1,680)             (1,422)
   NOTES RECEIVABLE ISSUED PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN .................            (539)               (828)
   SHARES FORFEITED PURSUANT TO EMPLOYEE STOCK
     PURCHASE PLAN ................................              50
   COLLECTION OF NOTES RECEIVABLE .................             488                 570
                                                          ---------           ---------
       BALANCE AT END OF PERIOD ...................          (1,681)             (1,680)
                                                          ---------           ---------


ACCUMULATED OTHER COMPREHENSIVE INCOME:

     BALANCE AT BEGINNING OF PERIOD ...............          22,417              15,023
     CHANGE IN UNREALIZED INVESTMENT APPRECIATION
       (DEPRECIATION), NET OF DEFERRED INCOME TAXES         (12,115)              7,394
                                                          ---------           ---------
       BALANCE AT END OF PERIOD ...................          10,302              22,417
                                                          ---------           ---------

RETAINED EARNINGS:

   BALANCE AT BEGINNING OF PERIOD .................          74,923              54,895
   NET INCOME .....................................          14,789              20,028
                                                          ---------           ---------
       BALANCE AT END OF PERIOD ...................          89,712              74,923
                                                          ---------           ---------

COMMON STOCK HELD IN TREASURY:

   BALANCE AT BEGINNING OF PERIOD .................          (2,973)
   COMMON SHARES REPURCHASED ......................         (11,933)             (3,100)
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN ..........................             645
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT ..................................             798                 127
   SHARES FORFEITED PURSUANT TO EMPLOYEE STOCK
     PURCHASE PLAN ................................             (83)
                                                          ---------           ---------
       BALANCE AT END OF PERIOD ...................         (13,546)             (2,973)
                                                          ---------           ---------
       TOTAL SHAREHOLDERS' EQUITY .................       $ 154,109           $ 137,483
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                       For the Nine            For the Nine
                                                                       Months Ended            Months Ended
                                                                      September 30,           September 30,
                                                                           1999                    1998
                                                                           ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME.............................................          $    14,789              $   15,435
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT GAIN .........................              (5,241)                 (1,708)
     DEPRECIATION AND AMORTIZATION EXPENSE.................               2,066                     918
     DEFERRED INCOME TAX EXPENSE (BENEFIT).................                  41                    (248)
     CHANGE IN PREMIUMS RECEIVABLE.........................                 431                 (10,993)
     CHANGE IN OTHER RECEIVABLES...........................             (23,601)                 (2,120)
     CHANGE IN DEFERRED ACQUISITION COSTS..................              (5,109)                 (4,459)
     CHANGE IN OTHER ASSETS................................              (2,218)                   (405)
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES..............................................              31,638                  18,759
     CHANGE IN UNEARNED PREMIUMS...........................              28,351                  17,607
     CHANGE IN OTHER LIABILITIES...........................               4,655                   1,966
                                                                    -----------              ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES.........              45,802                  34,752
                                                                    -----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE.......................              69,644                  50,874
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE.......................              32,799                  12,276
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES..........................................              28,162                   5,958
   COST OF FIXED MATURITIES AVAILABLE FOR
       SALE ACQUIRED.......................................            (122,949)               (159,111)
   COST OF EQUITY SECURITIES ACQUIRED......................             (20,287)                (23,795)
   PAYMENT FOR ACQUISITION, NET OF CASH ACQUIRED...........              (7,372)
   PURCHASE OF PROPERTY AND EQUIPMENT......................              (1,920)                 (1,383)
                                                                    ------------             -----------
       NET CASH USED BY INVESTING ACTIVITIES...............             (21,923)               (115,181)
                                                                    ------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM OFFERING OF COMPANY OBLIGATED
        MANDATORILY REDEEMABLE PREFERRED SECURITIES
        OF SUBSIDIARY TRUST................................                                      99,463
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET
     OF TAX BENEFIT........................................                 373                     409
   COLLECTION OF NOTES RECEIVABLE..........................                 488                     415
   PROCEEDS FROM SHARES PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN..........................                  24                      38
   COST OF COMMON STOCK REPURCHASED........................             (10,758)                 (3,100)
                                                                    ------------             -----------
         NET CASH PROVIDED (USED)
         BY FINANCING ACTIVITIES...........................              (9,873)                 97,225
                                                                    ------------             ----------
NET INCREASE  IN CASH AND CASH EQUIVALENTS.................              14,006                  16,796
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........              31,573                  11,933
                                                                    -----------              ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................         $    45,579              $   28,729
                                                                    ===========              ==========
CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES............................................         $     7,232              $    5,184
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN IN EXCHANGE FOR
     NOTES RECEIVABLE......................................         $       488              $      849

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                   (Continued)

ACQUISITIONS

FAIR VALUE OF ASSETS ACQUIRED                                      $  77,310
CASH PAID                                                            (25,676)
COMMON STOCK ISSUED                                                  (25,000)
                                                                      -------
LIABILITIES ASSUMED                                                $  26,634
                                                                      ======


   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

     The consolidated financial statements as of and for the nine months ended September 30, 1999 and 1998 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

     These financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

2.   Acquisitions

     On July 16, 1999, Philadelphia Consolidated Holding Corp. (the "Company") closed on its acquisition of The Jerger Company, Inc. and Subsidiaries ("Jerger") (producers and underwriters of highly specialized mobile home and homeowners property and casualty business) through a merger for a purchase price of $45,000,000, and a contingent additional amount of up to $5,000,000 based upon the future earnings for the acquired business. Of the purchase price, $20,000,000 was paid in cash and the balance in 1,037,772 shares of common stock of the Company. Any contingent additional amount will be paid in cash. The acquisition is being accounted for using the purchase method of accounting.

3.   Goodwill

     Goodwill resulting from the acquisition of Jerger amounted to $29.2 million. This amount represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over 20 years.

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

6.   Subsequent Event

     During the period October 15, 1999 to October 16, 1999, Hurricane Irene struck Florida's southwest and eastern coast. As a result of this hurricane, the Company estimates property catastrophe losses in the range of $2.4 million to $2.8 million.

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

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30,
1998)

         Premiums: Gross written premiums grew $60.8 million (42.3%) to $204.4 million for the nine months ended September 30, 1999 from $143.6 million for the same period of 1998; gross earned premiums grew $50.8 million (40.3%) to $176.8 million for the nine months ended September 30, 1999 from $126.0 million for the same period of 1998; net written premiums increased $33.1 million (31.7%) to $137.5 million for the nine months ended September 30, 1999 from $104.4 million for the same period of 1998; and net earned premiums grew $32.4 million (36.5%) to $121.1 million in 1999 from $88.7 million in 1998. The overall growth in premiums is primarily attributable to the following factors:

- Expansion of marketing efforts relating to commercial package, specialty lines and specialty property and inland marine products through the increase in the Company's field organization of approximately 36% to a total of 187 professionals. The respective gross written and net written premium increases for commercial package, specialty lines and specialty property and inland marine products for the nine months ended September 30, 1999 vs. 1998 amount to $7.5 million and $5.0 million for commercial package, $14.7 million and $12.1 million for specialty lines, and $18.2 million and $9.2 million for specialty property and inland marine.

- The acquisition of The Jerger Company, Inc. ("Jerger") which closed in the third quarter 1999, resulting in an increase of $12.9 million and $8.4 million in gross and net mobile homeowners, preferred homeowners and Federal Flood written premiums, respectively.

- An account which the Company initially underwrote commencing July, 1998 for its commercial excess liability product resulted in an increase in gross and net written premiums of approximately $3.3 million and $0.8 million, respectively.

         Overall premium growth has been offset in part by the Company's decision not to renew policies in the nursing home and assisting living niches due to inadequate pricing levels being experienced as a result of market competition and loss experience emerging at higher than expected levels. As a result, the aggregate total gross written and net written premiums for the nursing home and assisting living facility products decreased by $7.0 million and $6.6 million, respectively.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

         Net Investment Income: Net investment income approximated $15.3 million for the nine months ended September 30, 1999 and $10.9 million for the same period of 1998. Total investments grew to $368.7 million at September 30, 1999 from $335.3 million at September 30, 1998, primarily due to investing the proceeds from the Company's May 1998 FELINE PRIDES(SM) securities offering and cash flows provided from operating activities.

         Net Realized Investment Gain: Net realized investment gains were $5.2 million for the nine months ended September 30, 1999 and $1.7 million for the same period in 1998. This increase was due primarily to the sale of certain equity securities which produced realized gains amounting to $6.0 million. The decision to sell equity investments was made so as to lessen the Company's holdings in certain common stock positions as well as decrease the overall percentage of investments in common stock securities. The proceeds from the common stock sales are being reinvested in fixed maturity securities to increase current investment income.

         Other Income: Other income increased $1.8 million to $2.0 million for the nine months ended September 30, 1999 from $0.2 million for the same period of 1998. This increase is due to the acquisition of Jerger, which closed in the third quarter 1999, and is primarily attributed to commissions earned by Jerger on homeowners business produced for an unaffiliated insurance company.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $26.3 million (54.6%) to $74.5 million for the nine months ended September 30, 1999 from $48.2 million for the same period of 1998 and the loss ratio increased to 61.5% in 1999 from 54.4% in 1998. The increase in net loss and loss adjustment expenses was due to the following: a $5.0 million increase to unpaid loss and loss adjustment expenses for Nursing Home and Assisted Living commercial multi peril package policies which had been issued in prior periods due to an increase in the incidence and amount of claims under the general liability coverage of these policies; $3.4 million for unpaid loss and loss adjustment expenses related to property catastrophe losses resulting from Hurricane Floyd and Arizona storms occurring during the third quarter; and a 36.5% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $11.2 million (40.6%) to $38.8 million for the nine months ended September 30, 1999 from $27.6 million for the same period of 1998. This increase is due primarily to the growth in net earned premiums.

         Other Operating Expenses: Other operating expenses increased $2.3 million to $4.0 million for the nine months ended September 30, 1999 from $1.7 million for the same period of 1998. This increase is due to the acquisition of Jerger, which closed in the third quarter 1999, and is primarily attributed to the operating expenses of the agency operations of Jerger.

         Income Tax Expense: The Company's effective tax rate for the nine months ended September 30, 1999 and 1998 was 29.0% and 26.6%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to the greater relative percentage investment in taxable securities versus tax-exempt securities.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30,
1998)

         Premiums: Gross written premiums grew $25.5 million (44.1%) to $83.3 million for the three months ended September 30, 1999 from $57.8 million for the same period of 1998; gross earned premiums grew $24.4 million (51.3%) to $72.0 million for the three months ended September 30, 1999 from $47.6 million for the same period of 1998; net written premiums increased $7.5 million (18.0%) to $49.2 million for the three months ended September 30, 1999 from $41.7 million for the same period of 1998; and net earned premiums grew $13.0 million (40.4%) to $45.2 million in 1999 from $32.2 million in 1998. The overall growth in premiums are primarily attributable to the following:

- Expansion of marketing efforts relating to commercial package, and specialty lines products through an approximate 36% increase in the Company's field organization to a total of 187 professionals. The respective gross written and net written premium increases for commercial package, and specialty line products for the three months ended September 30, 1999 and 1998 amounted to $5.2 million and $4.0 million for commercial package, and $4.4 million and $3.7 million for specialty line products.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

- The acquisition of Jerger which closed in the third quarter 1999, resulting in an increase of $7.8 million and $3.8 million in gross and net mobile homeowners, preferred homeowners and Federal Flood written premiums, respectively.

- The continued development and growth of the Company's Specialty Property and Inland Marine underwriting organization, which was initiated in 1998. The respective gross written premium increase amounted to $6.2 million and the Company's Specialty Property and Inland Marine products did not significantly add to the increase in net written premiums.

         Overall premium growth has been offset in part by the Company's decision not to renew policies in the nursing home and assisting living niches due to inadequate pricing levels being experienced as a result of market competition and loss experience emerging at higher than expected levels. As a result, the aggregate total gross written and net written premiums for the nursing home and assisting living facility products decreased by $2.8 million and $2.5 million, respectively.

         Net Investment Income: Net investment income approximated $5.4 million for the three months ended September 30, 1999 and $4.4 million for the same period of 1998. Total investments grew to $368.7 million at September 30, 1999 from $335.3 million at September 30, 1998, primarily due to cash flows provided from operating activities.

         Net Realized Investment Gain: Net realized investment gains were $48,000 for the three months ended September 30, 1999 and $1.6 million for the same period of 1998. During the third quarter of 1998, the Company realigned the maturity distribution of certain of its tax-exempt and taxable securities in order to increase after tax investment income.

         Other Income: Other income increased $1.9 million to $2.0 million for the three months ended September 30, 1999 from $0.1 million for the same period of 1998. This increase is due to the acquisition of Jerger, which closed in the third quarter 1999, and is primarily attributed to commissions earned by Jerger on homeowners business produced for an unaffiliated insurance company.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $15.3 million (87.9%) to $32.7 million for the three months ended September 30, 1999 from $17.4 million for the same period of 1998 and the loss ratio increased to 72.2% in 1999 from 54.2% in 1998. The increase in net loss and loss adjustment expenses was due to the following: a $5.0 million increase to unpaid loss and loss adjustment expenses for Nursing Home and Assisted Living commercial multi peril package policies which had been issued in prior periods due to an increase in the incidence and amount of claims under the general liability coverage of these policies; a $3.4 million to unpaid loss and loss adjustment expenses for property catastrophe losses resulting from Hurricane Floyd and Arizona storms occurring during the third quarter; and a 40.4% growth in net earned premiums.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $4.8 million (47.1%) to $15.0 million for the three months ended September 30, 1999 from $10.2 million for the same period of 1998. This increase was due primarily to the growth in net earned premiums.

         Other Operating Expenses: Other operating expenses increased $2.2 million to $2.7 million for the three months ended September 30, 1999 from $0.5 million for the same period of 1998. This increase is due to the acquisition of Jerger, which closed in the third quarter 1999, and is primarily attributed to the operating expenses of the agency operations of Jerger.

         Income Tax Expense: The Company's effective tax rate for the three months ended September 30, 1999, excluding the tax benefit of $2.9 million as a result of the $8.4 million increase in unpaid loss and loss adjustment expenses as described in the above "Net Loss and Loss Adjustment Expenses" caption, was 31.7% vs. 27.7% for the three months ended September 30, 1998. The increase is principally due to the greater relative percentage investment in taxable securities versus tax exempt securities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1999 the Company's investments experienced unrealized investment depreciation of $12.1 million, net of the related deferred tax benefit of $6.5 million. At September 30, 1999, the Company had total investments with a carrying value of $368.7 million, of which 82.6% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 17.4% of the Company's total investments consisted primarily of publicly traded common stock securities.

         In July 1999 the Company closed on its acquisition of Jerger. With respect to this acquisition, $25,675,000 of cash was paid, $20,000,000 in purchase price and $5,675,000 to pay off certain obligations at closing.

         On September 9, 1999, the Company's Board of Directors authorized the repurchase of an additional $20.0 million of the Company's Common Stock. This authorization is in addition to the previously announced $10.0 million Common Stock buyback authorization. The purchases are made from time to time in the open market or through privately negotiated transactions. The Company purchased 709,746 shares of common stock during the third quarter 1999 for $11,933,000.

         Capital raised from the Company's May 1998 Feline Prides securities offering was the source for the above discussed cash payments.

         The Company produced net cash from operations of $45.8 million and $34.8 million, respectively, for the nine months ended September 30, 1999 and 1998. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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

         The total cost associated with required modifications to become Year 2000 compliant has not had a material effect on the Company's operations or financial condition. The total amount expended on the project through September 30, 1999 was approximately $125,000, which related primarily to the "IT Systems" and "Non-IT Systems" section. This amount came from the Company's operating funds.

         The Company has not established contingency plans for non-compliance of its "IT Systems" or "Non-IT Systems" since the Company has completed its "IT Systems" and "Non-IT Systems" assessments and have repaired or replaced systems or components of systems that have been identified as Year 2000 non-compliant. The Company is not aware of any remaining Year 2000 issues with respect to such assessments that is reasonably likely to have a material adverse effect on operating or financial condition. The Company's review of the "Third Parties" section was completed by June 30, 1999 as anticipated. Presently, the Company is not aware of any major "Third Party" issues. To the extent that the Company becomes aware of a non-compliant material "Third Party" a contingency plan would be developed which would potentially include replacing non-compliant material "Third Party" vendors or suppliers.

         The Company uses computer systems in virtually all aspects of its business and maintains relationships with a number of vendors, suppliers and customers whose own state of readiness with regard to the Year 2000 issue could potentially have an impact. These parties include software, hardware, and telecommunication providers, banks and investment brokers, reinsurers and reinsurance intermediaries, certain agents and utilities. The failure to correct a material Year 2000 issue or a material third party issue could adversely impact operations, liquidity, and financial position. Due to the uncertainty inherent in the Year 2000 issue, the Company is unable to determine whether the consequences of Year 2000 failures will have a material impact on the statement of operations, liquidity or financial position. However, it is believed that with the completion of the Year 2000 project the risk of significant interruptions of operations should be reduced.

         Additionally, the Company issues professional liability coverage, including directors and officers liability, and commercial multi-peril insurance policies. Coverage under certain of these policies may cover losses suffered by insureds as a result of the Year 2000 issues. Professional liability policies are written on a "claim made and reported" basis. Since early 1997 approximately 50% of these policies have included a Year 2000 exclusion endorsement. The Company includes a Year 2000 exclusion endorsement on virtually all new or renewing professional liability policies providing coverage effective January 1, 1999 and thereafter. On occasion, for qualifying accounts, the Company's underwriters may remove the exclusion after receipt and review of a satisfactory supplemental application (which includes a warranty statement) and other underwriting information. With respect to commercial multi-peril policies, the Company believes that it should not be held liable for claims arising from the Year 2000 issue under comprehensive general liability policies. However, the Company cannot determine whether or to what extent courts may find liability for such claims. Additionally, expenses could be incurred to contest Year 2000 issue coverage claims, even if the Company prevails in its position. As a result, it cannot presently be determined what, if any, insurance exposure ultimately exists for Year 2000 issue claims.

         There can be no assurances that such Year 2000 issues will not materially adversely affect the Company.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

FORWARD-LOOKING INFORMATION

Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, the impact of Year 2000 issues, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; (v) catastrophe losses; and (vi) the impact of Year 2000 issues, including the matters referred to above.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         Exhibit No.               Description

         10.43 Registration Rights Agreement dated July 9, 1999 with Thomas Jerger, Dean Jerger, Richard
                                   M. Jerger, Jr., and Evelyn W. Jerger

         11.0                      Computation of Earnings Per Share

b. The Company filed the following reports on Form 8-K during the quarterly period ended September 30, 1999:

             Date of Report                  Item Reported
             --------------                  -------------
             July 29, 1999              Acquisition of The Jerger Company, Inc.

             September 29, 1999         Amendment No. 1 to Form 8-K as filed July 29, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                       Registrant

Date      November 12, 1999            /s/ James J. Maguire
          --------------------         ------------------------------------
                                       James J. Maguire
                                       Chairman of the Board of Directors,
                                       and Chief Executive Officer
                                       (Principal Executive Officer)

Date      November 12, 1999            /s/ Craig P. Keller
          --------------------         ------------------------------------
                                       Craig P. Keller
                                       Senior Vice President, Secretary,
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)