Form 10-K405
period 1999-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2000-03-30
CIK 909109

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 27, 2000 as reported on the NASDAQ National Market System, was $77,618,227. Shares of Common Stock held by each executive officer and director and by each person who is known by the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2000, Registrant had outstanding 12,250,101 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders to be held May 4, 2000 are incorporated by reference in Part III.

The Exhibit Index is located on Page 57 of 67.

                                     PART I

Item 1.   BUSINESS

GENERAL

         As used in this Annual Report on Form 10-K, (i) "Philadelphia Insurance" refers to Philadelphia Consolidated Holding Corp., (ii) the "Company" refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the "Insurance Subsidiaries" refers to Philadelphia Indemnity Insurance Company ("PIIC"), Philadelphia Insurance Company ("PIC"), Mobile USA Insurance Company ("MUSA") and Liberty American Insurance Company ("LAIC"), collectively; (iv) "MIA" refers to Maguire Insurance Agency, Inc., a captive underwriting manager; (v) "MHIA" refers to Mobile Homeowners Insurance Agencies, Inc., a managing general agency; (vi) "Premium Finance" refers to MHIA Premium Finance Company; and (vii) "PCHC Investment" refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984, to serve as a holding company for PIIC, PIC and MIA. On July 16, 1999 Philadelphia Insurance closed on its acquisition of Liberty American Insurance Group, Inc. ("Liberty") (formerly The Jerger Co., Inc.) and its subsidiaries. Liberty consists of MUSA, LAIC, MHIA and Premium Finance.

         During 1999, the Company continued its growth through adherence to its core philosophies of specialization, mixed marketing and profitable underwriting. 1999 gross written premiums increased 39.3% to $274.9 million, and the GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 92.9%, which, once again, was substantially lower than the property and casualty industry as a whole.

         Through the acquisition of Liberty, the Company acquired approximately $32.0 million of annual mobile homeowners and homeowners gross written premium and $49.0 million of brokered personal lines business. Furthermore, this acquisition provides the platform for the Company's entry into the personal lines property and casualty business.

         In September 1999, the Board of Directors authorized the repurchase of an additional $20.0 million of the Company's common stock. This authorization is in addition to the initial $10.0 million stock buyback authorization. As of December 31, 1999 approximately $15.2 million of common stock had been repurchased since the initial authorization.

         As previously reported, the Company exited the nursing home and assisted living niche during the fourth quarter 1998. In spite of the Company's early recognition of the difficult market conditions, i.e., a heightened litigious climate and adverse development in jury verdicts, and its subsequent decision to quickly exit this business, the Company recorded an after-tax charge of $3.3 million in September 1999 to increase net unpaid loss and loss adjustment expenses. This charge was necessitated by higher than expected incidence and amount of claims which were noted in the third quarter 1999. During the third and fourth quarters of 1999 hurricanes and other storm events adversely affected both the Company's commercial and personal property books of business, resulting in after tax losses of approximately $4.0 million.

         Subsequent to the acquisition of Liberty, A.M. Best Company reaffirmed the "A+" (superior) pooled rating for PIIC and PIC and assigned the "A+" (superior) pooled rating to MUSA and LAIC. PIIC and PIC have also been assigned an "A" claims paying ability rating by Standard and Poor's. MUSA and LAIC have not sought such rating from Standard and Poor's.


BUSINESS STRATEGY

         The Company designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. A mixed marketing strategy is utilized, wherein, the Company's production underwriting organization markets the Company's insurance products directly to the insureds, and also through designated broker representatives, and a network of preferred agents. The Company's production underwriting organization, consisting of 185 professionals at year end 1999, operating from 40 regional offices located across the United States and includes telemarketing staffs at its regional offices and the Philadelphia home office.

Business Segments

         The Company's operations are classified into four reportable business segments: The Commercial Lines Underwriting Group ("Commercial Lines") which has underwriting responsibility for the Commercial Automobile and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group ("Specialty Lines") which has underwriting responsibility for the professional liability insurance products; The Specialty Property Underwriting Group ("Special Property & Inland Marine") which has underwriting responsibility for the large property and inland marine insurance products; and The Personal Lines Group ("Personal Lines") which designs, markets and underwrites personal property and casualty insurance products for the mobile homeowners and homeowners markets.

         The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the gross written premiums for each of the Company's reportable business segments and the relative percentages that such premiums represented.


                                                                     For the Years Ended December 31,
                                              --------------------------------------------------------------------------------

                                                        1999                       1998                       1997
                                                        ----                       ----                       ----

                                                 Dollars     Percentage    Dollars     Percentage      Dollars     Percentage
                                                 -------     ----------    -------     ----------      -------     ----------
                                                                          (Dollars in Thousands)

Commercial Lines Underwriting Group......     $  179,330         65.2%   $  162,058       82.1%     $  138,343         86.7%
Specialty Lines Underwriting Group........        48,532         17.7        30,396       15.4          20,748         13.3%
Personal Lines Group......................        25,414          9.2         3,850        1.9
Specialty Property Underwriting Group.....        21,642          7.9         1,104         .6
                                              ----------     ---------   ----------   ---------     ----------        ------
Total.....................................    $  274,918        100.0%   $  197,408      100.0%     $  159,091        100.0%
                                              ==========     =========   ==========   =========     ==========        ======

Commercial Lines:

         Commercial Automobile and Commercial Excess: The Company has provided Commercial Automobile Products to the leasing and rent-a-car industries for over 35 years. Products offered to the rent-a-car industry include coverage for the business owner's property, dual interest liability, and physical damage on the rental vehicle.

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

         In keeping with its marketing philosophy, the Company includes a number of special features in its rental car products and services in an attempt to differentiate them from the competition. Such features include: catastrophic comprehensive coverage for losses due to fire, lightning, windstorm, hail, flood, earthquake and other specified causes; subrogation services on self-insured physical damage; liability deductibles; and self-insured retention programs.

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


Specialty Lines:

         The Company has been providing specialty professional liability products for approximately ten years, specializing in non-ISO, proprietary policies developed primarily for the professional liability, employment practices and directors & officers liability markets. The professional liability products provide errors and omissions coverage for lawyers, accountants, insurance agents and other miscellaneous professions. The directors and officers product is offered to non-profit, for-profit and financial institutions. The Company focuses on maintaining a high renewal retention, improving current products, developing new products and staffing field offices with experienced underwriters. The Company periodically introduces coverage enhancements to its policies, designed to improve and differentiate the coverage offered. The Company has taken significant steps to regionalize its underwriting. By having a local underwriting presence, policyholders can benefit from quicker service and easier access to their underwriter. Furthermore, the Company is able to draw from other regional markets to fill its highly specialized personnel needs.

Specialty Property & Inland Marine:

         The Company established a Specialty Property & Inland Marine underwriting organization during 1998 specializing in large property risks and inland marine insurance. Products include the Ultimate Cover Policy which is designed to insure a wide range of business entities from shopping centers to hotels to educational. The Company believes that the Ultimate Cover Policy not only provides the opportunity to market to new insureds, but also provides the opportunity to round out existing product offerings and create cross-selling opportunities. With respect to inland marine products, the concentration of effort is on the larger segments of the inland marine market including builders' risk and contractors' equipment. In addition, the expertise currently exists to manuscript coverage forms for the unusual, "one-of-a-kind-type" account.

Personal Lines:

         The Company entered the personal lines property and casualty business through the acquisition of Liberty. The Company produces and underwrites specialized mobile homeowners and homeowners property and casualty business, principally in Florida and also in Arizona and Nevada. The Company also produces business in the "National Federal Flood Insurance Program", and brokers certain mobile homeowners and homeowners business to insurance companies outside the consolidated group. The Company has initially targeted thirteen new states for expansion as well as geographic diversification of its personal lines business during 2000.

         The following table provides the geographic distribution of the Company's risks insured as represented by direct earned premiums for all reportable business segments for the year ended December 31, 1999. No other state accounted for more than 2% of total direct earned premiums for all product lines for the year ended December 31, 1999 (dollars in thousands).

                     State                                Direct Earned Premiums                  Percent of Total
                     -----                                ----------------------                  ----------------
Florida....................................                          $44,665                               18.3%
California.................................                           34,515                               14.2
New York...................................                           15,851                                6.5
Texas......................................                           11,920                                4.9
New Jersey.................................                           10,755                                4.4
Pennsylvania...............................                           10,138                                4.2
Illinois...................................                            9,320                                3.8
Ohio.......................................                            8,289                                3.4
Massachusetts..............................                            7,231                                3.0
North Carolina.............................                            5,842                                2.4
Washington.................................                            4,926                                2.0
Other......................................                           80,215                               32.9
                                                                     -------                               ----

Total Direct Earned Premiums...............                         $243,667                              100.0%
                                                                    ========                              ======

Underwriting and Pricing

         The Company's business segments have been organized around its four underwriting divisions: Commercial Lines, Specialty Lines, Specialty Property & Inland Marine and Personal Lines. Each underwriting division's responsibilities include: pricing, managing the risk selection process, and monitoring loss ratios by product and insured.

         The Commercial Lines underwriting group, which has underwriting responsibility for the Company's commercial automobile and commercial package products, currently consists of home office underwriters that are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines underwriters and support staff are organized into geographic underwriting teams responsible for underwriting and servicing specific commercial automobile and commercial package products. Each underwriting team is under the direction of a Senior Underwriter who reports to the Vice President of Commercial Lines Underwriting.

         The Specialty Lines underwriting group, which has underwriting responsibility for the Company's professional liability products, consists of 15 home office underwriters and 9 regional underwriters who report to the Assistant Vice President of Specialty Lines underwriting, and are supported by underwriting assistants. The Specialty Lines underwriters have responsibility for underwriting specific professional liability products within designated Company marketing regions. The Specialty Lines underwriters located in regional offices work closely with the marketing department to generate profitable business.

         The Specialty Property & Inland Marine underwriting group, which has authority for the Company's large property and inland marine products, currently consists of seven home office professionals. In addition, the Company has strategically placed ten underwriting teams within the Company's existing field offices. These regional underwriters have total responsibility for sales, underwriting, policy issuance, and overall management of the book of business. All regional and home office Specialty Property & Inland Marine underwriters report to the Vice President of Specialty Property & Inland Marine Underwriting. The Company believes that by delivering excellent service on a local basis, relationship building will be enhanced.

         The Personal Lines Group, which has responsibility for the Company's mobile homeowners and homeowners business, is located in Pinellas Park, Florida. The underwriting staff consists of seven professionals who are under the direction of the Chief Underwriting Officer.

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

         The Company attempts to follow conservative underwriting and pricing practices. When necessary, the Company is willing to reunderwrite, sharply curtail or discontinue a product deemed to present unacceptable risks. Written underwriting guidelines are maintained, and updated regularly, for all classes of business underwritten. Adherence to underwriting guidelines is maintained through underwriting audits. Product price levels are measured utilizing a price monitoring system which measures the aggregate price level of the book of business. This system is intended to assist management and underwriters in promptly recognizing and correcting price deterioration.

Reinsurance

         The Company has entered into various reinsurance agreements for the purpose of limiting loss exposure and diversifying business. The Company's casualty excess of loss reinsurance agreement provides that the Company bears the first layer of liability on each occurrence (varying from $0.1 million to $1.0 million based upon the specific product) with its reinsurer bearing the remaining contractual liability up to $1.0 million. Casualty risks in excess of $1.0 million up to $11.0 million are reinsured under a casualty treaty ("Excess Treaty") placed through a reinsurance broker with several reinsurers. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for each casualty risk in excess of $11.0 million.

         The Company also has an excess casualty reinsurance agreement which provides an additional $5.0 million of coverage for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits. Additionally, an errors and omissions insurance policy provides an additional $5.0 million of coverage with respect to these exposures.

         The Company's property excess of loss reinsurance treaty provides that the Company bears the first layer of loss on each risk (varying from $0.1 million to $0.5 million based upon the specific product) with the reinsurers bearing the next layer of loss up to $10.0 million on each risk. The Company has an automatic facultative excess of loss cover for each property risk in excess of $10.0 million up to $100.0 million. Additionally, the Company has property catastrophe reinsurance for its commercial and personal property books of business. Under its commercial property catastrophe reinsurance agreements, the Company bears the first $2.0 million in catastrophe losses, per event, with the reinsurers bearing the next $18.0 million of loss. Under its personal property catastrophe reinsurance agreement, the Company bears the first $2.0 million in catastrophe losses, per event, with reinsurers bearing the next $135.0 million. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss, the Company currently maintains catastrophe reinsurance coverage for the 250 year storm event on both its commercial and personal lines business.

         Effective January 1, 2000, the Company entered into a three-year aggregate stop loss reinsurance agreement commencing with the 2000 accident year. The agreement includes all the business written by the Company. Under the terms of the agreement, the reinsurer provides reinsurance protection for a certain aggregate dollar limit for losses and loss adjustment expenses in excess of a predetermined loss ratio (the sum of losses and loss adjustment expenses divided by earned premiums).

         The Company seeks to limit the risk of a reinsurer's default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least "A-" (Excellent) by A.M. Best. Second, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported by a reinsurance recoverable system that is regularly monitored. Finally, the Company typically does not write casualty policies in excess of $10.0 million or property policies in excess of $50.0 million.

         The Company regularly assesses its reinsurance needs and seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve increases in retentions, modifications in premium rates, changes in reinsurers and other matters.


Marketing and Distribution

         Proactive risk selection based on sound underwriting criteria and relationship selling in clearly defined target markets continues to be the foundation of the Company's marketing plan. Within this framework, the Company's marketing effort is designed to assure a systematic and disciplined approach to developing business which is anticipated to be profitable. The Company's most important distribution channel is its production underwriting organization. The production underwriting organization is currently comprised of 185 professionals located in 40 field offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct marketing, relationships with approximately 4,000 brokers have been formed either as a result of the broker having a relationship with the insured, or through seeking the Company's expertise in one of its specialty products. This mixed marketing concept not only provides the flexibility to work with the broker and/or policyholder but also provides the flexibility to seize emerging market opportunities.

         The Company has initially targeted thirteen new states for expansion of its personal lines business during 2000. The Company believes it can further grow and geographically diversify this business through leveraging its existing production underwriter channel of distribution, as well as through its e-commerce initiative, whereby agents can access the Company's internet web site for rating, quoting, issuing and billing of this business.

         The Company's preferred agent program, wherein business relationships are formed with brokers specializing in certain of the Company's business niches, has grown to 69 preferred agent relationships at year end 1999. The Company anticipates increasing the number of these relationships in 2000 thereby further increasing the distribution of the Company's niche products.

         The Company also anticipates some cross selling opportunities to arise between its personal and commercial lines business niches, wherein the Company's commercial lines agency base (in certain instances) also possess personal lines mobile homeowners and homeowners books of business which may now be solicited by the Company. The Company also is pursuing cross selling opportunities within its preferred agency base for its portfolio of commercial niche insurance products.

         The Company supplements its marketing efforts through trade shows, direct mailings and national advertisements placed in trade magazines serving industries in which the Company specializes, and links to industry web sites.

Product Development

         The Company continually evaluates new product opportunities, consistent with its strategic focus on selected market niches. Direct contacts between the Company's field and home office personnel and its customers have produced a number of new product ideas. All new product ideas are presented to the Product Development Committee (the "Committee") for consideration. The Committee, currently composed of the Company's Executive Vice President, as well as officers from the underwriting, claims and compliance departments, meets regularly to review the feasibility of products from a variety of perspectives, including underwriting risk, marketing and distribution, reinsurance, long-term viability and consistency with the Company's culture and philosophy. For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel (e.g., a limited number of selected production underwriters), an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products may involve lower retentions than customarily utilized. After a new product is approved for test marketing, the Company monitors its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, the Company either moves to improve results by initiating adjustments or abandons the product.

Claims Management and Administration

         In accordance with its emphasis on underwriting profitability, the Company actively manages claims under its policies in an effort to investigate reported incidents at an early stage, service insureds and minimize fraud. Claim files are regularly audited by claims supervisors and the Company's reinsurers in an attempt to ensure that claims are being processed properly and that reserves are being set at appropriate levels. Claims examiners are expected to set conservative reserves, an important factor in the Company's reserve development over the years. See "Loss and Loss Adjustment Expenses."

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

         The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated. As a result of changes in estimates of insured events of prior years, the Company reduced losses and loss adjustment expenses incurred by $0.3 million, $3.2 million and $1.7 million in 1999, 1998 and 1997, respectively. Such favorable development was due to losses emerging at a lesser rate than had been originally anticipated when the initial reserves for the applicable accident years were estimated. The favorable development includes a $5.0 million increase to net unpaid loss and loss adjustment expense during 1999 for the Company's nursing home and assisted living policies. This increase was necessitated by higher than expected incidence and amounts of claims. The Company exited this business during 1998.

                                                                      As of and For the Years Ended December 31,
                                                                    -------------------------------------------

                                                                      1999             1998             1997
                                                                    ---------        ---------        ---------


                                                                                (Dollars in Thousands)

Unpaid loss and loss adjustment expenses at
 beginning of year (1) ......................................       $ 137,205        $ 108,928        $  85,723
                                                                    ---------        ---------        ---------

Provision for losses and loss adjustment expenses for current
 year claims ................................................          99,663           69,544           56,725

Decrease in estimated ultimate losses and loss adjustment
expenses for prior year claims ..............................            (253)          (3,170)          (1,716)
                                                                    ---------        ---------        ---------


Total incurred losses and loss adjustment expenses ..........          99,410           66,374           55,009
                                                                    ---------        ---------        ---------

Loss and loss adjustment expense payments for claims
attributable to:
Current year ................................................          31,493           13,402            9,512
Prior years .................................................          43,769           26,870           22,292
                                                                    ---------        ---------        ---------
Total payments ..............................................          75,262           40,272           31,804
                                                                    ---------        ---------        ---------
Unpaid loss and loss adjustment expenses at end of year (2) .       $ 161,353        $ 135,030        $ 108,928
                                                                    =========        =========        =========


         (1) 1999 balance adjusted to include $2,175 net unpaid loss and loss adjustment expenses for MUSA as of acquisition date.

         (2) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $26,710, $16,120 and $13,502 at December 31, 1999, 1998 and
                  1997, respectively.

         The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1989 through 1999. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                             (Dollars in Thousands)



                  1989      1990      1991       1992       1993      1994      1995       1996       1997        1998         1999
                  ----      ----      ----       ----       ----      ----      ----       ----       ----        ----         ----
UNPAID LOSS
AND LOSS
ADJUSTMENT
EXPENSES,
AS STATED       $12,198   $15,930    $22,248   $31,981     $38,714  $53,595   $68,246    $85,723    $108,928    $136,237    $161,353

Cumulative
Paid as of:

1  year later     3,354     4,286      6,698     9,865      10,792   12,391    15,214     22,292      26,870      43,769
2 years later     6,249     8,084     12,485    16,290      19,297   23,139    31,410     38,848      56,488
3 years later     8,807    10,838     16,288    21,253      24,991   33,511    40,637     52,108
4 years later    10,155    12,907     17,780    24,299      28,903   38,461    47,994
5 years later    11,217    13,211     19,406    25,793      30,558   42,366
6 years later    11,497    13,792     19,898    26,321      32,748
7 years later    11,760    14,074     20,246    27,252
8 years later    11,902    14,329     20,625
9 years later    11,905    14,343
10 years later   11,899


Unpaid Loss
and Loss
Adjustment
Expenses
re-estimated
as of End
of Year:

1 year later     12,628    15,953     22,056    30,538      38,603   52,670    67,281     84,007     105,759     135,984
2 years later    12,644    15,712     21,327    30,428      38,016   52,062    66,061     81,503     103,513
3 years later    12,424    14,822     21,198    29,648      37,184   51,149    63,872     76,348
4 years later    11,947    14,811     21,118    29,306      36,272   49,805    59,085
5 years later    11,836    14,841     21,399    28,553      35,783   47,366
6 years later    12,060    14,593     21,106    28,370      34,509
7 years later    12,008    14,606     21,013    27,959
8 years later    12,039    14,596     20,854
9 years later    12,039    14,525
10 years later   12,023


Cumulative
Redundancy
  Dollars          $175    $1,405     $1,394    $4,022      $4,205   $6,229    $9,161     $9,375      $5,415        $253
  Percentage        1.4%      8.8%       6.3%     12.6%       10.9%    11.6%     13.4%      10.9%        5.0%        0.2%


(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $26,710, $16,120, $13,502, $10,919, $9,440, $5,580, $5,539, $1,770, $1,267, $1,672 and
         $1,591 at December 31, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992,
         1991, 1990, and 1989, respectively.

(2) 1998 Unpaid Loss and Loss Adjustment Expenses, As Stated, adjusted to include $1,207 unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

(3) The Company maintains its historical loss records net of reinsurance and therefore is unable to conform the presentation of this table to the financial statements.

         The cumulative redundancy represents the aggregate change in the reserve estimated over all prior years, and does not present accident year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

         The unpaid loss and loss adjustment expense of the Insurance Subsidiaries, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company's financial statements prepared in accordance with generally accepted accounting principles ("GAAP") with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance whereas under GAAP these amounts are reported without giving effect to reinsurance. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote (1) on Page 9 for amounts). There is no effect on net income or shareholders' equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

Operating Ratios

Statutory Combined Ratio

         The statutory combined ratio, which is the sum of (a) the ratio of loss and loss adjustment expenses incurred to net earned premiums (loss ratio) and
(b) the ratio of policy acquisition costs and other underwriting expenses to net written premiums (expense ratio), is the traditional measure of underwriting experience for insurance companies. Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit, and if it is above 100%, the insurer has an underwriting loss.

         The following table reflects the consolidated loss, expense and combined ratios of the Insurance Subsidiaries together with the property and casualty industry-wide combined ratios after policyholders' dividends.




                                                                                  For the Years Ended December 31,
                                                              ---------------------------------------------------------------------
                                                               1999            1998            1997            1996           1995
                                                              ------          ------          ------          ------         ------
Loss Ratio ...............................................      59.7%           54.1%           55.3%           55.7%          57.1%
Expense Ratio ............................................      33.6%           31.0%           29.1%           31.1%          29.6%
                                                              ------          ------          ------          ------         ------
Combined Ratio ...........................................      93.3%           85.1%           84.4%           86.8%          86.7%
                                                              ======          ======          ======          ======         ======
Industry Combined Ratio after Policyholders" Dividends ...     107.5%          105.6%          101.6%          105.8%         106.4%
                                                              ======          ======          ======          ======         ======
                                                                (1)             (2)             (2)             (2)            (2)



(1) Source: Best's Review/Preview PC 2000 (Estimated 1999).

(2) Source: Best's Review/Preview PC 2000

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

         The following table sets forth, for the periods indicated, net written premiums to policyholders' surplus for the Insurance Subsidiaries (statutory basis):

                                                                  As of and For the Years Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                    1999            1998             1997            1996             1995
                                                 -----------    -------------     ------------    ------------     ------------
                                                                            (Dollars in Thousands)
Net Written Premiums (1) ....................     $195,258       $143,036          $111,797         $83,994           $62,072
Policyholders' Surplus ......................     $179,341       $152,336          $105,985         $81,906           $67,500
Premium to Surplus Ratio (1) ................    1.1 to 1.0     1.0 to 1.0        1.0 to 1.0      1.0 to 1.0         .9 to 1.0

(1) 1999 includes $11,187 net written premiums for MUSA from January 1, 1999 to date of acquisition.

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

         At December 31, 1999, the Company had total investments with a carrying value of $393.8 million. At December 31, 1999, 81.6% of the Company's total investments were investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 18.4% of the Company's total investments consisted primarily of publicly-traded common stocks.

         The following table sets forth information concerning the composition of the Company's total investments at December 31, 1999:


                                                           Estimated                      Percent of
                                                             Market        Carrying        Carrying
                                       Amortized Cost        Value          Value            Value
                                       --------------        -----          -----            -----
                                                            (Dollars in Thousands)
Fixed Maturities:
  Obligations of States and Political
     Subdivisions ..................        $123,317        $122,323        $122,323         31.1%
  U.S. Treasury Securities and
     Obligations of U.S. Government
     Corporations and Agencies .....          17,902          17,585          17,585          4.5
  Corporate and Bank Debt Securities         102,672          96,533          96,533         24.5
  Collateralized Mortgage Securities          48,521          46,764          46,764         11.9
Asset Backed Securities ............          39,362          37,813          37,813          9.6
Equity Securities ..................          41,231          72,768          72,768         18.4
                                            --------        --------        --------        -----
Total Investments ..................        $373,005        $393,786        $393,786        100.0%
                                            ========        ========        ========        =====


         At December 31, 1999, all of the Insurance Subsidiaries' fixed maturity securities consisted of U.S. government securities or securities rated "1" or "2" by the NAIC; these fixed maturities possessed an average quality rating of AA.

         The cost and estimated market value of fixed maturity securities at December 31, 1999, by remaining original contractual maturity, are set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:


                                                             Amortized Cost         Estimated Market Value
                                                            -----------------     ---------------------------
                                                                       (Dollars in Thousands)
Due in one year or less ...........................               $  2,319               $  2,325
Due after one year through five years .............                 55,792                 55,141
Due after five years through ten years ............                123,467                120,524
Due after ten years ...............................                 62,313                 58,451
Collateralized Mortgage and Asset Backed Securities                 87,883                 84,577
                                                                  --------               --------
Total .............................................               $331,774               $321,018
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

Regulation

         General: Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation, designed primarily for the protection of policyholders and not shareholders, relates to most aspects of an insurance company's business and includes such matters as authorized lines of business; underwriting standards; financial condition standards; licensing of insurers; investment standards; premium levels; policy provisions; the filing of annual and other financial reports prepared on the basis of Statutory Accounting Practices ("SAP"); the filing and form of actuarial reports; the establishment and maintenance of reserves for unearned premiums; losses and loss adjustment expenses; transactions with affiliates; dividends; changes in control; and a variety of other financial and non-financial matters. Because the Insurance Subsidiaries are domiciled in Pennsylvania and Florida, the Pennsylvania Department of Insurance and the Florida Department of Insurance have primary authority over the Company.

         Regulation of Insurance Holding Companies: Pennsylvania and Florida, like many other states, have laws governing insurance holding companies (such as Philadelphia Insurance). Under these laws, a person generally must obtain the applicable Insurance Department's approval to acquire, directly or indirectly, 10% or more of the outstanding voting securities of Philadelphia Insurance or the Insurance Subsidiaries. Such Department's determination of whether to approve any such acquisition would be based on a variety of factors, including an evaluation of the acquiror's financial stability, the competence of its management and whether competition in Pennsylvania or Florida would be reduced.

         The Pennsylvania and Florida statutes require every Pennsylvania and Florida-domiciled insurer which is a member of an insurance holding company system to register with Pennsylvania or Florida, respectively, by filing and keeping current a registration statement on a form prescribed by the NAIC.

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

         Under the Florida statute, a majority of the directors must be citizens of the United States. In addition, no Florida insurer may make any contract whereby any person is granted or is to enjoy in fact the management of the insurer to the substantial exclusion of its board of directors or to have the controlling or preemptive right to produce substantially all insurance business for the insurer, unless the contract is filed with and approved by the Florida Insurance Department. An insurer must give the Department written notice of any change of personnel among the directors or principal officers of the insurer within 45 days of such change. The written notice must include all information necessary to allow the Department to determine that the insurer will be in compliance with state statutes.

         Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under Pennsylvania and Florida insurance laws. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $82.7 million at December 31, 1999. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $22.2 million of dividends in 2000 without obtaining prior approval from the Pennsylvania or Florida Insurance Departments. During the fourth quarter of 1999, Philadelphia Insurance Company paid a $17.5 million dividend to Philadelphia Insurance which was subsequently contributed to Liberty American Insurance Company and Mobile USA Insurance Company in the amounts of $11.3 million and $6.2 million, respectively, to reallocate Policyholders' surplus among the Insurance Subsidiaries.

         The National Association of Insurance Commissioners: In addition to state-imposed insurance laws and regulations, the Insurance Subsidiaries are subject to the general SAP and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These model laws and regulations generally are not directly applicable to an insurance company unless and until they are adopted by applicable state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's state regulatory accreditation program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC's initiatives have taken on a greater level of practical importance in recent years. The NAIC accredited both Pennsylvania and Florida under the NAIC Financial Regulation Standards.

         All the states have adopted the NAIC's financial reporting form, which is typically referred to as the NAIC "Annual Statement" and most states, including Pennsylvania and Florida, generally defer to the NAIC with respect to SAP. In this regard, the NAIC has a substantial degree of practical influence and is able to accomplish certain quasi-legislative initiatives through amendments to the NAIC annual statement and applicable accounting practices and procedures. For instance, in recent years the NAIC has required all insurance companies to have an annual statutory financial audit and an annual actuarial certification as to loss reserves by including such requirements within the annual statement instructions.

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

         Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders' surplus of each of the Insurance Subsidiaries at December 31, 1999 is in excess of the prescribed risk-based capital requirements.

         Insurance Guaranty Funds: The Insurance Subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. During the five years ended December 31, 1999, the amount of such guaranty fund assessments paid by the Company was not material.

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

Competition

         The property and casualty insurance industry is highly competitive. Many of the Company's existing and potential competitors are larger, have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. Not only does the Company compete with other insurers, it also competes with new forms of insurance organizations such as risk retention groups and self-insurance mechanisms.

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

Employees

         As of March 21, 2000, the Company had 544 full-time employees and 18 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company's relations with its employees are generally excellent.

Item 2.  DESCRIPTION OF PROPERTY

         The Company leases certain office space in Bala Cynwyd, PA which serves as its headquarters location and also leases 40 field offices for its field marketing organization. In July 1999, the Company acquired the principal executive offices of Liberty, located in Pinellas Park, Florida.

Item 3.  LEGAL PROCEEDINGS

         The Company is not subject to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS



  (a) The Company's common stock, no par value, trades on The Nasdaq Stock Market under the symbol "PHLY". As of February 22, 2000, there were 392 holders of record and 1,461 beneficial shareholders of the Company's common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

                                                            1999                                 1998
                                                -----------------------------     -----------------------------------
         Quarter                                   High             Low               High                Low
                                                ------------    -------------     --------------    -----------------
         First                                    24.094            19.563          21.750              16.750
         Second                                   25.375            21.000          24.375              20.000
         Third                                    24.375            12.688          23.000              18.625
         Fourth                                   16.313            13.688          23.688              19.375


         The Company did not declare cash dividends on its common stock in 1999 and 1998, and currently intends to retain its earnings to enhance future growth. The payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions and legal and regulatory restrictions.

         As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company's insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Note 3 to the Consolidated Financial Statements).

         (b) During the three years ended December 31, 1999, the Company did not sell any of its securities which were not registered under the Securities Act of 1933 except as follows:

         On July 16, 1999 the Company issued an aggregate of 1,037,772 shares of its common stock to the four (4) shareholders of The Jerger Company, Inc. in connection with the merger of The Jerger Company, Inc. into a subsidiary of the Company. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 as a result of the limited number of persons to whom the shares were issued and the fact that the shares were issued in a negotiated merger transaction.

Item 6.   SELECTED FINANCIAL DATA

                                                        As of and For the Years Ended December 31,
                                       -----------------------------------------------------------------------------
                                                     (In Thousands, Except Share and Per Share Data)
                                           1999            1998            1997             1996            1995
                                       ------------    ------------    ------------     ------------    ------------
Operations and Comprehensive Income
  Statement Data:
Gross Written Premiums .............   $    274,918    $    197,408    $    159,091     $    136,855    $    104,180
Gross Earned Premiums ..............   $    245,978    $    174,737    $    150,128     $    121,820    $     99,507
Net Written Premiums ...............   $    184,071    $    143,036    $    111,797     $     83,994    $     62,072

Net Earned Premiums ................   $    164,915    $    122,687    $    100,555     $     72,050    $     58,188
Net Investment Income ..............         20,695          15,448           9,703            7,910           6,506
Net Realized Investment Gain (Loss)           5,700             474             (16)             260             181
Other Income .......................          4,722             219             228              282             309
                                       ------------    ------------    ------------     ------------    ------------

Total Revenue ......................        196,032         138,828         110,470           80,502          65,184
                                       ------------    ------------    ------------     ------------    ------------

Net Loss and Loss Adjustment
Expenses ...........................         99,410          66,374          55,009           40,118          33,227
Acquisition Costs and Other
Underwriting Expenses ..............         53,793          38,422          31,344           22,210          17,105
Other Operating Expenses ...........          8,939           2,212           1,909            1,386           2,564
                                       ------------    ------------    ------------     ------------    ------------

Total Losses and Expenses ..........        162,142         107,008          88,262           63,714          52,896
                                       ------------    ------------    ------------     ------------    ------------

Minority Interest:  Distributions on
 Company Obligated Mandatorily
Redeemable Preferred Securities of
 Subsidiary Trust ..................          7,245           4,770
                                       ------------    ------------    ------------     ------------    ------------

Income Before Income Taxes .........         26,645          27,050          22,208           16,788          12,288
Total Income Tax Expense ...........          7,802           7,022           5,338            3,414           2,458
                                       ------------    ------------    ------------     ------------    ------------
Net Income .........................   $     18,843    $     20,028    $     16,870     $     13,374    $      9,830
                                       ------------    ------------    ------------     ------------    ------------
Weighted-Average Common Shares
Outstanding (1) ....................     12,501,165      12,249,262      12,193,659       11,879,506      11,627,702
Weighted-Average Share Equivalents
Outstanding (1) ....................      2,614,399       2,680,165       2,736,039        2,373,742       2,049,004
                                       ------------    ------------    ------------     ------------    ------------
Weighted-Average Shares and Share
Equivalents Outstanding (1) ........     15,115,564      14,929,427      14,929,698       14,253,248      13,676,706
                                       ------------    ------------    ------------     ------------    ------------

Basic Earnings Per Share (1)(2) ....   $       1.51    $       1.63    $       1.38     $       1.13    $       0.85
                                       ------------    ------------    ------------     ------------    ------------

Diluted Earnings Per Share(1)(2) ...   $       1.25    $       1.34    $       1.13     $       0.94    $       0.72
                                       ------------    ------------    ------------     ------------    ------------

Year End Financial Position:
Total Investments and Cash
and Cash Equivalents ...............   $    420,016    $    388,059    $    229,599     $    180,061    $    140,086
Total Assets .......................        599,051         476,390         292,724          231,725         177,203
Unpaid Loss and Loss Adjustment
Expenses ...........................        188,063         151,150         122,430           96,642          77,686

Minority Interest in Consolidated
Subsidiaries .......................         98,905          98,905
Total Shareholders' Equity .........        161,440         137,483         111,284           85,642          68,316
Common Shares Outstanding(1) .......     12,590,908      12,200,563      12,242,431       12,079,612      11,627,702
                                       ------------    ------------    ------------     ------------    ------------
Insurance Operating Ratios
(Statutory Basis):
Net Loss and Loss Adjustment
Expenses to Net Earned Premiums ....           59.7%           54.1%           55.3%            55.7%           57.1%
Underwriting Expenses to Net
Written Premiums ...................           33.6%           31.0%           29.1%            31.1%           29.6%
                                       ============    ============    ============     ============    ============
Combined Ratio .....................           93.3%           85.1%           84.4%            86.8%           86.7%
                                       ============    ============    ============     ============    ============
A.M. Best Rating ...................         A+              A+               A               A               A
                                         (Superior)      (Superior)       (Excellent)    (Excellent)      (Excellent)

(1) 1996 and 1995 share data restated to reflect a two-for-one split of the Company's common stock distributed in November 1997.

(2) 1996 and 1995 earnings per share amounts restated in accordance with the provisions of SFAS No. 128 adopted as of December 31, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Operations

1999 was an eventful year for the Company. The Company continued its track record of growth through adherence to its core philosophies of specialization, mixed marketing and profitable underwriting. 1999 gross written premiums increased 39.3% to $274.9 million, and the GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 92.9%, which once again, was substantially lower than the property and casualty industry as a whole.

In July 1999 the Company closed on its acquisition of Liberty American Insurance Group, Inc. ("Liberty") (formerly The Jerger Company, Inc.) and subsidiaries which include: two personal lines property and casualty insurance companies, Mobile USA Insurance Company and Liberty American Insurance Company; a managing general agency, Mobile Homeowners Insurance Agencies, Inc.; and a premium finance company, MHIA Premium Finance Company. Through the acquisition, the Company acquired approximately $32.0 million of annual mobile homeowners, homeowners and National Flood Insurance Program ("NFIP") gross written premium and $49.0 million of annual brokered personal lines business. Furthermore, this acquisition provides the platform for the Company's entry into the personal lines property and casualty business.

In September 1999, the Board of Directors authorized the repurchase of an additional $20.0 million of the Company's common stock. This authorization is in addition to the initial $10.0 million stock buyback authorization. As of December 31, 1999 approximately $15.2 million of common stock had been repurchased since the initial authorization.

As previously reported, the Company exited the nursing home and assisted living niche during the fourth quarter 1998. In spite of the Company's early recognition of the difficult market conditions, i.e., a heightened litigious climate and adverse development in jury verdicts, and its subsequent decision to quickly exit this business, the Company recorded an after tax charge of $3.3 million in September 1999 to increase net unpaid loss and loss adjustment expenses. This charge was necessitated by higher than expected incidence and amount of claims which were noted in the third quarter 1999.

During the third and fourth quarters of 1999, hurricanes and other storm events adversely affected both the Company's commercial and personal property books of business resulting in after-tax losses of approximately $4.0 million.

Subsequent to the acquisition discussed above, A.M. Best Company reaffirmed the "A+" (superior) rating for Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company and assigned an "A+" (superior) rating to Mobile USA Insurance Company and Liberty American Insurance Company. Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company have been assigned an "A" claims paying ability rating by Standard and Poor's.

Acquisition

As noted previously in the "Operations" section, the Company closed on its acquisition of Liberty on July 16, 1999. The purchase price paid at closing consisted of $25.0 million in the Company's common stock (1,037,772 shares) plus $20.0 million in cash. The purchase also includes a contingent cash payment of up to $5.0 million based upon the combined earnings of 1999 and 2000 of the acquired business.

Liberty is a producer and underwriter of highly specialized mobile homeowners and homeowners property and casualty business primarily in Florida, and also in Arizona and Nevada. For the year ended December 31, 1999, Liberty produced $81.0 million of mobile homeowners, homeowners and NFIP annual gross written premiums of which $32.0 million was written by either Mobile USA Insurance Company or Philadelphia Indemnity Insurance Company and $49.0 million was brokered to insurance companies outside the consolidated group.

The Company has initially targeted thirteen new states for expansion of its personal lines business during 2000. The Company believes it can further grow and diversify this business through leveraging its existing production underwriter channel of distribution, which consists of 185 professionals located in 40 offices across the country, as well as through its e-commerce initiative, whereby, agents can access the Company's Internet Web site for rating, quoting, issuing and billing of this business.

Investments

The Company's investment objective continues to be the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best and Standard & Poor's ratings. The Company utilizes professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of December 31, 1999, approximately 83.9% of the total invested assets, on a cost basis, (total investments plus cash equivalents) consisted of investments in fixed maturity securities versus 78.6% at December 31, 1998.

The Company increased its relative percentage investments in fixed maturity securities during 1999 through the investing of cash flows from operations and the reinvestment of proceeds from equity sales. During 1999 the relative percentage investment in taxable fixed maturity securities increased due to the more favorable after-tax yields as compared to tax-exempt fixed maturity securities. At the end of 1999, on a cost basis, investment grade taxable fixed maturity securities represented 52.7% of the total invested assets, compared to 46.9% as of the end of 1998. The Company decreased its relative percentage of total investments in equity securities during 1999, through the sale of certain common stocks. The decision to sell equity investments was made to lessen the Company's holdings in certain common stock positions as well as to decrease the overall relative exposure to equity investments. At December 31, 1999, common stocks, on a cost basis, comprised 10.4% of invested assets, compared to 12.3% at the end of 1998.

Collateralized mortgage and asset backed securities, on a cost basis, amounted to $48.5 million and $39.4 million, respectively, as of December 31, 1999 and $42.8 and $46.4, respectively, as of December 31 1998. These securities are short tranche securities possessing favorable prepayment risk profiles.


RESULTS OF OPERATIONS
(1999 versus 1998)

Premiums: Gross written premiums grew $77.5 million (39.3%) to $274.9 million in 1999 from $197.4 million in 1998; gross earned premiums grew $71.3 million (40.8%) to $246.0 million in 1999 from $174.7 million in 1998; net written premiums increased $41.1 million (28.7%) to $184.1 million in 1999 from $143.0 million in 1998; and net earned premiums grew $42.2 million (34.4%) to $164.9 million in 1999 from $122.7 million in 1998. The overall growth in premiums is attributable to a number of factors including:

- Expansion of marketing efforts relating to commercial lines, specialty lines and specialty property and inland marine products through the increase in the Company's field organization of approximately 20% to a total of 185 professionals as well as the increase in the Company's preferred agents (16 new relationships in 1999) wherein business relationships are formed with brokers specializing in certain of the Company's business niches. The respective gross written and net written premium increases for commercial lines, specialty lines and specialty property and inland marine products for the year ended December 31, 1999 vs. 1998 amount to $17.3 million and $5.1 million for commercial lines, $18.1 million and $14.8 million for specialty lines, and $20.5 million and $10.5 million for specialty property and inland marine.

- The acquisition of Liberty resulted in an increase of $21.6 million and $10.6 million in gross and net mobile homeowners, homeowners and NFIP written premiums, respectively.

Overall premium growth has been offset in part by the Company's decision not to renew policies in the nursing home and assisting living niches due to inadequate pricing levels being experienced as a result of market conditions (refer to "Operations" section) and loss experience emerging at higher than expected levels. As a result, the aggregate total gross written and net written premiums for the nursing home and assisting living facility products decreased by $9.1 million and $8.3 million, respectively.

Net Investment Income: Net investment income approximated $20.7 million in 1999 and $15.4 million in 1998. Total investments grew to $393.8 million at December 31, 1999 from $356.5 million at December 31, 1998. The growth in investment income is due to investing the proceeds from the Company's May 1998 FELINE PRIDESSM security offering for the entire year, net cash flows provided from operating activities, and the investable assets acquired in the Company's acquisition.

Net Realized Investment Gain: Net realized investment gains were $5.7 million for 1999 and $0.5 million for 1998. The increase is attributable to the sale of equity investments. The decision to sell equity investments was made to lessen the Company's holdings in certain common stock positions and decrease the Company's relative exposure to equity investments. The proceeds from these sales were principally reinvested in fixed maturity investments to increase current investment income.

Other Income: Other income increased $4.5 million to $4.7 million for 1999 from $0.2 million for 1998. This increase is due to the acquisition of Liberty, and is primarily attributed to commissions earned on personal lines brokered business.

Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $33.0 million (49.7%) to $99.4 million in 1999 from $66.4 million in 1998 and the loss ratio increased to 60.3% in 1999 from 54.1% in 1998. The increase in net loss and loss adjustment expenses was due to the following: a $5.0 million increase to unpaid loss and loss adjustment expenses for Nursing Home and Assisted Living commercial multi peril package policies which had been written in prior periods due to an increase in the incidence and amount of claims under the general liability coverage of these policies; $6.1 million in loss and loss adjustment expenses for property catastrophe losses resulting from Hurricane Floyd, Hurricane Irene and Arizona storms occurring during the third and fourth quarters; and a 34.4% growth in net earned premiums.

Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $15.4 million (40.1%), to $53.8 million in 1999 from $38.4 million in 1998. This increase was due primarily to the 34.4% growth in net earned premiums and to relative changes in the Company's product and distribution mix.

Other Operating Expenses: Other operating expenses increased $6.7 million to $8.9 million from $2.2 million for 1998. The increase in other operating expenses was due to the following: operating expenses of the agency operations of Liberty ($5.6 million); and goodwill amortization due to the acquisition of Liberty ($0.7 million).

Income Tax Expense: The Company's effective tax rates for 1999 and 1998 were 29.3% and 26.0%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities and greater net investment gains on the sale of securities in 1999 vs. 1998.

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

Net Investment Income: Net investment income approximated $15.4 million in 1998 and $9.7 million in 1997. Total investments grew to $356.5 million at December 31, 1998 from $217.7 million at December 31, 1997, primarily due to investing the proceeds from the Company's FELINE PRIDESSM security offering and cash flows provided from operating activities.

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

GROWTH OPPORTUNITIES

The acquisition of Liberty provides the platform for the Company to enter the personal lines property and casualty insurance business. During 1999, Liberty produced $81.0 million of mobile homeowners, homeowners, NFIP annual gross written premiums of which $32.0 million was written by either Mobile USA Insurance Company or Philadelphia Indemnity Insurance Company and $49.0 million was brokered to insurance companies outside of the consolidated group. During the year 2000 the Company anticipates rolling over previously brokered mobile homeowners business along with growing the brokered homeowners business and NFIP on which it receives commission income.

In addition, the Company has initially targeted thirteen new states for expansion of its personal lines business during 2000. The Company believes it can further grow and diversify this business through leveraging its existing production underwriter channel of distribution, which consists of 185 professionals located in 40 offices across the country, as well as through its e-commerce initiative, whereby, agents can access the Company's Internet Web site for rating, quoting, issuing and billing of this business.

The Company continued to grow its field organization during 1999 to approximately 185 professionals, including production underwriters and customer service representatives. It is anticipated that the Company's field organization will continue to prospect the Company's existing niches for profitable new business. The Company also grew its Preferred Agents by 16 to 69 during 1999, further increasing the distribution of the Company's niche products.

The Company also anticipates some cross selling opportunities to arise between its personal and commercial lines business niches, wherein certain of the Company's commercial lines agents also possess personal lines mobile homeowners and homeowners books of business which may now be solicited by the Company. The Company also is pursuing cross selling opportunities within its preferred agency base for its portfolio of commercial niche insurance products.

Management believes that its mixed marketing strategy and specialization is a strength, in that it provides the market intelligence and flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from market segments where pricing is soft to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company's production underwriters have established relationships with approximately 4,000 brokers, thus facilitating a regular flow of submissions.

LIQUIDITY AND CAPITAL RESOURCES

Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of its subsidiaries. The Company's primary sources of funds are dividends from its subsidiaries and payments received pursuant to tax allocation agreements with the insurance subsidiaries. For the year ended December 31, 1999, payments to PCHC pursuant to such tax allocation agreements totaled $7.4 million. The payment of dividends to PCHC from the insurance subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits of the insurance subsidiaries from which dividends may be paid totaled $82.7 million at December 31, 1999. Of this amount, the insurance subsidiaries are entitled to pay a total of approximately $22.2 million of dividends in 2000 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida. After the acquisition of Liberty, the insurance subsidiaries entered into an intercompany reinsurance pooling agreement. During the fourth quarter of 1999, in order to allocate policyholder surplus amongst the insurance subsidiaries to support their respective participation percentages in this intercompany reinsurance pooling agreement, Philadelphia Insurance Company paid a $17.5 million dividend to PCHC which PCHC subsequently contributed to Liberty American Insurance Company and Mobile USA Insurance Company in the amounts of $11.3 million and $6.2 million, respectively.

On May 4, 1998, the consolidated capitalization of the Company increased by approximately $99.0 million from the sale of FELINE PRIDESSM and Trust Preferred securities. The sales of FELINE PRIDESSM consisted of 9,350,000 units of Income Prides with a stated amount of $10.00, 1,000,000 units of Growth Prides with a face amount equal to the stated amount, and 1,000,000 units of separate Trust Preferred securities with a stated amount of $10.00. The Company utilized $25.7 million of the net proceeds during 1999 for its acquisition of Liberty, contributed $33.1 million of the net proceeds to its subsidiaries in 1998, of which, $20.0 million was contributed to the insurance subsidiaries. Additionally, during 1998 and 1999 $15.2 million was utilized by the Company to buy back its common stock under its stock buy-back authorization. The Company anticipates using the remaining proceeds for general corporate purposes, which may include acquisitions (including, without limitation, acquisitions of programs or books of business), capital expenditures, additional capital contributions to its subsidiaries and the repurchase by the Company of its common stock. The Company is obligated to make cash distributions through May 15, 2001, at a rate of 7.0% of the stated amount per annum for the Income Prides and the separate Trust Preferred securities and contract adjustment payments at the rate of .50% per annum of the $10.00 stated amount to the holders of the Growth Prides.

Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 1999, the investment and cash balances in such trust accounts totaled approximately $13.0 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 1999, the balance on deposit for the benefit of such policyholders totaled approximately $12.3 million.

The Company produced net cash from operations of $47.2 million in 1999, $49.8 million in 1998 and $38.0 million in 1997. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

The insurance subsidiaries, which operate under an intercompany reinsurance pooling agreement, must have certain levels of policyholders' surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the "NAIC") suggest that a property and casualty insurer's ratio of annual statutory net premium written to policyholders' surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders' surplus was 1.1-to-1.0 and 1.0-to-1.0 for 1999 and 1998, respectively. Management believes that the policyholders' surplus, which was $179.3 million at December 31, 1999, will be sufficient to support current and anticipated premium writings.

Risk-based capital is designed to measure the acceptable amount of capital and surplus an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently contained in the applicable Pennsylvania and Florida Insurance Company statutes, the insurance subsidiaries' capital and surplus is in excess of the prescribed risk-based capital requirements.

Year 2000 Readiness Disclosure

Many existing computer programs use only two digits, instead of four, to identify a year in the date field. These programs were designed and developed without considering the impact of the change in the century. If not corrected, many computer applications could fail or create incorrect results on or after the Year 2000. The "Year 2000" issue affects computer and information technology systems, as well as non-information technology systems which include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs that may not properly recognize the year 2000 or beyond.

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

With respect to commercial multi-peril policies, the Company believes that it should not be held liable for claims arising from the Year 2000 issue under comprehensive general liability policies. However, the Company cannot determine whether or to what extent courts may find liability for such claims. Additionally, expenses could be incurred to contest Year 2000 issue coverage claims, even if the Company prevails in its position. As a result, it cannot presently be determined what, if any, insurance exposure ultimately exists for Year 2000 issue claims. However, no Year 2000 issue claims have been reported to the Company as of March 15, 2000. There can be no assurance that such Year 2000 issues will not materially adversely affect the Company.


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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of SFAS 133 until January 1, 2001. The provisions of SFAS 133 require, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company will adopt the provisions of SFAS No. 133 as of January 1, 2001. At December 31, 1999 the Company held no derivative financial instruments.

In December 1998, the NAIC adopted the "NAIC Accounting Practices and Procedures Manual for Property and Casualty Insurance Companies, for Life, Accident and Health Insurance Companies, and for Health Maintenance Organizations" ("Accounting Practices and Procedures Manual") as submitted by the NAIC Accounting Practices and Procedures Task Force. This comprehensive guide to Statutory Accounting Principles is effective January 1, 2001. While this manual is intended to establish a comprehensive basis of accounting recognized and adhered to, it is not intended to pre-empt state legislative and regulatory authority. The Company will adopt the standards of the Accounting Practices and Procedures Manual as of January 1, 2001 as applied to statutory reporting, and is presently assessing its impact on financial position and results of operations of the insurance subsidiaries.


FORWARD-LOOKING INFORMATION

Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, the impact of Year 2000 issues, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; (v) catastrophe losses; and (vi) the impact of Year 2000 issues.

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




                                                                 DECEMBER 31, 1999
                                                              EXPECTED MATURITY DATES                                        TOTAL
                                                 (Dollars in thousands, except average interest rate)                        FAIR
                                2000        2001         2002         2003          2004       Thereafter      TOTAL         VALUE
                             ---------    ---------    ---------     --------     ---------    ----------    ----------    ---------

FIXED MATURITIES AVAILABLE
FOR SALE:
Principal Amount              $10,600      $31,650      $41,200      $23,030       $37,150      $181,250      $324,880      $319,065

Book Value                    $11,050      $31,700      $41,530      $22,920       $37,390      $184,969      $329,559

Average Interest Rate           5.42%        6.64%        6.15%        6.70%         6.59%         6.27%         6.33%         6.97%

PREFERRED:

Principal Amount                                                                                  $2,060        $2,060        $1,953

Book Value                                                                                        $2,215        $2,215

Average Interest Rate                                                                              7.61%         7.61%         6.58%

SHORT-TERM DEBT:

Principal Amount              $16,380                                                                          $16,380       $16,340

Book Value                    $16,350                                                                          $16,350

Average Interest Rate           5.37%                                                                            5.37%         5.37%

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                   Index to Financial Statements and Schedules

  Financial Statements                                                                    Page
         Report of Independent Accountants                                                 25
         Consolidated Balance Sheets - As of December 31, 1999 and 1998                    26
         Consolidated Statements of Operations and Comprehensive Income
           - For the Years Ended December 31, 1999, 1998 and 1997                          27
         Consolidated Statements of Changes in Shareholders' Equity - For the
         Years Ended December 31, 1999, 1998 and 1997                                      28
         Consolidated Statements of Cash Flows - For the Years Ended December 31,
           1999, 1998 and 1997                                                             29
         Notes to Consolidated Financial Statements                                      30-45

         Financial Statement Schedules:

         Schedule
         I        Summary of Investments - Other Than Investments in
                  Related Parties As of December 31, 1999                                 S-1

         II       Condensed Financial Information of Registrant As of December
                  31, 1999 and 1998 and For Each of the Three Years in the
                  Period Ended December 31, 1999                                       S-2 -- S-4

         III      Supplementary Insurance Information As of and For the Years Ended
                  December 31, 1999, 1998 and 1997 S-5

         IV       Reinsurance For the Years ended December 31, 1999, 1998 and 1997        S-6

         VI       Supplemental Information Concerning Property-
                  Casualty Insurance Operations As of and For the Years Ended
                  December 31, 1999, 1998 and 1997                                         S-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Philadelphia Consolidated Holding
Corp.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 11, 2000

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                As of December 31,

                                                                 1999         1998
                                                              ---------    ---------
                                ASSETS
Investments:
 Fixed Maturities Available for Sale at Market
   (Amortized Cost $331,774 and $278,557) .................   $ 321,018    $ 283,718
Equity Securities at Market (Cost $41,231 and $43,441) ....      72,768       72,768
                                                              ---------    ---------
       Total Investments................. .................     393,786      356,486

Cash and Cash Equivalents .................................      26,230       31,573
Accrued Investment Income .................................       5,027        3,771
Premiums Receivable .......................................      49,176       34,961
Prepaid Reinsurance Premiums and
    Reinsurance Receivables ...............................      54,920       22,892
Deferred Acquisition Costs ................................      26,054       16,853
Property and Equipment ....................................       9,277        4,877
Goodwill less Accumulated Amortization of $2,620 and $1,669      28,801          416
Other Assets ..............................................       5,780        4,561
                                                              ---------    ---------
       Total Assets .......................................   $ 599,051    $ 476,390
                                                              =========    =========


         LIABILITIES AND SHAREHOLDERS' EQUITY
Policy Liabilities and Accruals:
    Unpaid Loss and Loss Adjustment Expenses ..............   $ 188,063    $ 151,150
    Unearned Premiums .....................................     111,606       64,787
                                                              ---------    ---------
Total Policy Liabilities and Accruals .....................     299,669      215,937

Premiums Payable ..........................................      22,223        7,192
Other Liabilities .........................................      14,762        9,463
Deferred Income Taxes .....................................       2,052        7,410
                                                              ---------    ---------
       Total Liabilities ..................................     338,706      240,002
                                                              ---------    ---------
Minority Interest in Consolidated Subsidiaries:
  Company Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust
  Holding Solely Debentures of Company ....................      98,905       98,905
                                                              ---------    ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Stock, $.01 Par Value,
    10,000,000 Shares Authorized,
    None Issued and Outstanding............................
  Common Stock, No Par Value, 50,000,000 Shares
    Authorized, 13,381,924 and 12,330,825 Shares Issued ...      68,859       44,796
  Notes Receivable from Shareholders ......................      (2,506)      (1,680)
  Accumulated Other Comprehensive Income ..................      13,507       22,417
  Retained Earnings .......................................      93,766       74,923
  Less Cost of Common Stock Held in Treasury,
    791,016 and 130,262 Shares ............................     (12,186)      (2,973)
                                                              ---------    ---------
       Total Shareholders' Equity .........................     161,440      137,483
                                                              ---------    ---------
       Total Liabilities and Shareholders' Equity .........   $ 599,051    $ 476,390
                                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     For the Years Ended December 31,
                                                             ----------------------------------------------------
                                                                 1999                1998                1997
                                                             ------------        ------------        ------------

Revenue:
  Net Written Premiums ...............................       $    184,071        $    143,036        $    111,797
  Change in Net Unearned Premium Reserve (Increase) ..            (19,156)            (20,349)            (11,242)
                                                             ------------        ------------        ------------
  Net Earned Premiums ................................            164,915             122,687             100,555
  Net Investment Income ..............................             20,695              15,448               9,703
  Net Realized Investment Gain (Loss) ................              5,700                 474                 (16)
  Other Income .......................................              4,722                 219                 228
                                                             ------------        ------------        ------------
    Total Revenue.....................................            196,032             138,828             110,470
                                                             ------------        ------------        ------------
Losses and Expenses:
  Loss and Loss Adjustment Expenses ..................            122,491              74,074              61,839
  Net Reinsurance Recoveries .........................            (23,081)             (7,700)             (6,830)
                                                             ------------        ------------        ------------
  Net Loss and Loss Adjustment Expenses ..............             99,410              66,374              55,009
  Acquisition Costs and Other
     Underwriting Expenses ...........................             53,793              38,422              31,344
  Other Operating Expenses ...........................              8,939               2,212               1,909
                                                             ------------        ------------        ------------
      Total Losses and Expenses ......................            162,142             107,008              88,262
                                                             ------------        ------------        ------------
Minority Interest:  Distributions on Company Obligated
Mandatorily Redeemable Preferred Securities of
Subsidiary Trust .....................................              7,245               4,770
                                                             ------------         ------------       ------------

Income Before Income Taxes ...........................             26,645              27,050              22,208
                                                             ------------        ------------        ------------
Income Tax Expense (Benefit):
  Current ............................................              8,360               7,941               6,521
  Deferred ...........................................               (558)               (919)             (1,183)
                                                             ------------        ------------        ------------
      Total Income Tax Expense .......................              7,802               7,022               5,338
                                                             ------------        ------------        ------------
      Net Income .....................................       $     18,843        $     20,028        $     16,870
                                                             ============        ============        ============

Other Comprehensive Income (Loss), Net of Tax:
Holding Gain (Loss) Arising during Year ..............       $     (5,205)       $      7,702        $      7,649
Reclassification Adjustment...........................             (3,705)               (308)
                                                             ------------        ------------        ------------
Other Comprehensive Income (Loss) ....................             (8,910)              7,394               7,649
                                                             ------------        ------------        ------------
Comprehensive Income .................................       $      9,933        $     27,422        $     24,519
                                                             ============        ============        ============
Per Average Share Data:
  Basic Earnings Per Share ...........................       $       1.51        $       1.63        $       1.38
                                                             ============        ============        ============
  Diluted Earnings Per Share .........................       $       1.25        $       1.34        $       1.13
                                                             ============        ============        ============


Weighted-Average Common Shares Outstanding ...........         12,501,165          12,249,262          12,193,659
Weighted-Average Share Equivalents Outstanding .......          2,614,399           2,680,165           2,736,039
                                                             ------------        ------------        ------------
Weighted-Average Shares and Share Equivalents
  Outstanding ........................................         15,115,564          14,929,427          14,929,698
                                                             ============        ============        ============



The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                        For the Years Ended December 31,
                                                                  -------------------------------------------
                                                                    1999             1998             1997
                                                                  ---------        ---------        ---------



Common Stock:
Balance at Beginning of Year ..............................       $  44,796        $  42,788        $  41,167
  Issuance of Shares Pursuant to Acquisition Agreement ....          25,000
  Issuance of Shares Pursuant to Employee Stock Purchase
  Plan ....................................................            (420)             853              898
  Exercise of Employee Stock Options, Net of Tax Benefit ..            (517)             597              723
  Purchase Contracts of Common  Stock .....................             558
                                                                  ---------        ---------        ---------
Balance at End of Year ....................................          68,859           44,796           42,788
                                                                  ---------        ---------        ---------
Notes Receivable from Shareholders:
  Balance at Beginning of Year ............................          (1,680)          (1,422)            (924)
  Notes Receivable Issued Pursuant to Employee
  Stock Purchase Plan .....................................          (1,445)            (828)            (873)
  Collection of Notes Receivable ..........................             619              570              375
                                                                  ---------        ---------        ---------
Balance at End of Year ....................................          (2,506)          (1,680)          (1,422)
                                                                  ---------        ---------        ---------
Accumulated Other Comprehensive Income,
  Net of Deferred Income Taxes:
  Balance at Beginning of Year ............................          22,417           15,023            7,374
  Other Comprehensive Income, Net of Taxes ................          (8,910)           7,394            7,649
                                                                  ---------        ---------        ---------
Balance at End of Year ....................................          13,507           22,417           15,023
                                                                  ---------        ---------        ---------
Retained Earnings:
  Balance at Beginning of Year ............................          74,923           54,895           38,025
  Net Income ..............................................          18,843           20,028           16,870
                                                                  ---------        ---------        ---------
Balance at End of Year ....................................          93,766           74,923           54,895
                                                                  ---------        ---------        ---------
Common Stock Held in Treasury:
  Balance at Beginning of Year ............................          (2,973)
  Common Shares Repurchased ...............................         (12,081)          (3,100)
  Issuance of Shares Pursuant to Employee Stock Purchase
  Plan ....................................................           1,893
  Exercise of Employee Stock Options, Net of Tax Benefit ..             975              127
                                                                  ---------        ---------        ---------
Balance at End of Year ....................................         (12,186)          (2,973)
                                                                  ---------        ---------        ---------
Total Shareholders' Equity ................................       $ 161,440        $ 137,483        $ 111,284
                                                                  =========        =========        =========




The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            For the Years Ended December 31,
                                                                      -------------------------------------------
                                                                        1999             1998             1997
                                                                      ---------        ---------        ---------
Cash Flows from Operating Activities:
Net Income ....................................................       $  18,843        $  20,028        $  16,870
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
 Net Realized Investment (Gain) Loss ..........................          (5,700)            (474)              16
 Depreciation and Amortization Expense ........................           3,371            1,277            1,232
 Deferred Income Tax Benefit ..................................            (558)            (919)          (1,183)
 Change in Premiums Receivable ................................         (11,154)         (12,500)          (7,157)
 Change in Other Receivables ..................................         (26,159)          (5,318)            (655)
 Change in Deferred Acquisition Costs .........................          (6,720)          (5,883)          (1,937)
 Change in Other Assets .......................................          (1,639)             522           (3,345)
 Change in Unpaid Loss and Loss Adjustment Expenses ...........          33,590           28,847           25,788
 Change in Unearned Premiums ..................................          30,073           22,671            8,962
 Change in Other Liabilities ..................................          13,215            1,533             (575)
                                                                      ---------        ---------        ---------
   Net Cash Provided by Operating Activities ..................          47,162           49,784           38,016
                                                                      ---------        ---------        ---------

 Cash Flows from Investing Activities:
 Proceeds from Sales of Investments in Fixed
   Maturities Available for Sale ..............................          64,968           50,874            5,564
 Proceeds from Maturity of Investments in Fixed
   Maturities Available for Sale ..............................          39,728           36,736            9,305
 Proceeds from Sales of Investments in Equity
   Securities .................................................          37,013           19,440            5,896
 Proceeds from Sale of Real Estate ............................                            1,987
 Cost of Fixed Maturities Available for Sale
   Acquired ...................................................        (148,411)        (199,024)         (42,309)
 Cost of Equity Securities Acquired ...........................         (25,686)         (35,610)         (15,536)
 Payment for Acquisition, Net of Cash Acquired ................          (7,372)
 Purchase of Property and Equipment, Net ......................          (1,768)          (2,229)          (1,609)
                                                                      ---------        ---------        ---------
   Net Cash Used for Investing Activities .....................         (41,528)        (127,826)         (38,689)
                                                                      ---------        ---------        ---------

 Cash Flows from Financing Activities:
 Proceeds from Offering of Company Obligated Mandatorily
   Redeemable Preferred Securities of Subsidiary Trust ........                           99,463
 Exercise of Employee Stock Options, Net of Tax Benefit .......             458              724              723
 Collection of Notes Receivable ...............................             619              570              375
 Proceeds from Shares Issued Pursuant to Employee Stock
   Purchase Plan ..............................................              27               25               25
 Cost of Common Stock Repurchased .............................         (12,081)          (3,100)
                                                                      ---------        ---------        ---------
   Net Cash Provided (Used) by Financing Activities ...........         (10,977)          97,682            1,123
                                                                      ---------        ---------        ---------

 Net Increase (Decrease) in Cash and Cash Equivalents .........          (5,343)          19,640              450
 Cash and Cash Equivalents at Beginning of Year ...............          31,573           11,933           11,483
                                                                      ---------        ---------        ---------
 Cash and Cash Equivalents at End of Year .....................       $  26,230        $  31,573        $  11,933
                                                                      =========        =========        =========

 Cash Paid During the Year for:
 Income Taxes .................................................       $   8,295        $   7,546        $   7,158

 Non-Cash Transactions:
 Issuance of Shares Pursuant to Employee
 Stock Purchase Plan in Exchange for Notes Receivable .........       $   1,445        $     828        $     873

Acquisitions

Fair Value Of Assets Acquired                                         $   77,310
Cash Paid                                                                (25,676)
Common Stock Issued                                                      (25,000)
                                                                      ----------
Liabilities Assumed                                                   $   26,634
                                                                      ==========




The accompanying notes are an integral part of the consolidated financial statements.

            Philadelphia Consolidated Holding Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.    General Information and Significant Accounting Policies

Philadelphia Consolidated Holding Corp. ("Philadelphia Insurance"), and its subsidiaries (collectively the "Company") doing business as Philadelphia Insurance Companies, include four property and casualty insurance companies, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company, which are domiciled in Pennsylvania; and Mobile USA Insurance Company and Liberty American Insurance Company, which are domiciled in Florida (collectively the "Insurance Subsidiaries"); an underwriting manager, Maguire Insurance Agency, Inc.; a managing general agency, Mobile Homeowners Insurance Agencies, Inc; a premium finance company MHIA Premium Finance Company; and an investment subsidiary, PCHC Investment Corp. The Company designs, markets, and underwrites specialty commercial and property and casualty insurance products for select target industries or niches including, among others, the rent-a-car industry; automobile leasing industry; nonprofit organizations; the health, fitness and wellness industry; selected classes of professional liability; and personal property and casualty insurance products for the mobile homeowners and homeowners markets. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager and managing general agency.

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

Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for collateralized mortgage and asset backed securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain collateralized mortgage and asset backed securities repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Collateralized mortgage and asset backed securities amounted to $46.8 million and $37.8 million, respectively, at December 31, 1999 and $42.8 million and $46.4 million, respectively, at December 31, 1998. The collateralized mortgage and asset back securities held as of December 31, 1999 and 1998 are short tranche securities possessing favorable prepayment risk profiles.

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

(c)  Deferred Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees, and other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience. Amortization of policy acquisition costs in the accompanying consolidated statements of operations was $46.5 million, $30.0 million, and $25.0 million for the years ended December 31, 1999, 1998, and 1997, respectively.

(d)  Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Costs incurred in developing information systems technology are capitalized and included in property and equipment. These costs are amortized over their useful lives from the dates the systems technology becomes operational. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in earnings.

(e)  Goodwill

Goodwill amounted to $28.8 million and $0.4 million at December 31, 1999 and 1998, respectively. Goodwill is being amortized on a straight line basis over 20 years. The carrying value of goodwill is reviewed for recoverability based on the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company would recognize an impairment loss.

Goodwill amortization was $0.8 million in 1999, $0.1 million in 1998 and $0.1 million in 1997. Goodwill and related amortization has increased due to the acquisition of Liberty American Insurance Group, Inc. ("Liberty"), (formerly the Jerger Company, Inc.)

(f)  Reserves for Unpaid Loss and Loss Adjustment Expenses

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

(g)  Unearned Premiums

Premiums are generally earned on a pro rata basis over the terms of the policies. Premiums applicable to the unexpired terms of the policies in-force are reported as unearned premiums.

(h)  Reinsurance Ceded

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.
Amounts for reinsurance assets and liabilities are reported gross.

(i)  Assessments

The Insurance Subsidiaries are subject to state guaranty fund assessments, which provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies, and other assessments related to its insurance activities. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expense for guaranty fund and insurance activity related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimated.

(j)  Income Taxes

The Company files a consolidated federal income tax return. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.

(k)  Earnings Per Share

Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding.

(l)  Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the year was ($2.8) million, $4.1 million and $4.1 million in 1999, 1998 and 1997, respectively. The related tax effect of Reclassification Adjustments was $2.0 million and $0.2 million in 1999 and 1998, respectively.

2.    Acquisition

On July 16, 1999, Philadelphia Insurance closed on its acquisition of Liberty (Mobile USA Insurance Company, Liberty American Insurance Company, Mobile Homeowners Insurance Agencies, Inc., and MHIA Premium Finance Company) for a purchase price of $45.0 million, and a contingent additional amount of up to $5.0 million based upon the future earnings for the acquired business. Of the purchase price, $20.0 million was paid in cash and the balance in 1,037,772 shares of common stock of the Company. Any contingent additional amount will be paid in cash. The acquisition is being accounted for using the purchase method of accounting. Goodwill resulting from the acquisition amounted to $29.2 million. This amount represents the excess of acquisition costs over the fair value of net assets acquired.

3.    Statutory Information

Accounting Principles: The Insurance Subsidiaries are required to report to certain regulatory agencies on the basis of Statutory Accounting Practices ("SAP"). The statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Insurance Departments of the Commonwealth of Pennsylvania and the State of Florida. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as Commonwealth and State laws, regulations, and general administrative rules. Permitted Statutory Accounting Practices encompass all accounting practices not so prescribed.

Generally accepted accounting principles ("GAAP") differ in certain respects from SAP prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania and the State of Florida. The principal differences between SAP and GAAP are as follows:

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

Financial Information: The statutory capital and surplus of the Insurance Subsidiaries as of December 31, 1999 and 1998 was $179.3 million and $152.3 million (excluding Mobile USA Insurance Company and Liberty American Insurance Company), respectively. Statutory net income for the year ended December 31, 1999 including Mobile USA Insurance Company and Liberty American Insurance Company from acquisition to December 31, 1999, was $19.2 million. Net income for the years ended December 31, 1998 and 1997 was $16.1 million and $14.3 million, respectively. Capital contributions for the years ended December 31, 1999 and 1998 were $17.5 million and $25.5 million, respectively.

Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which the Insurance Subsidiaries may pay to Philadelphia Insurance during 2000 without prior approval is $22.2 million. Dividends paid for the years ended December 31, 1999 and 1998 were $17.5 million and $0, respectively.

Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department, and ultimately, rehabilitation or liquidation. Based on the standards, the Insurance Subsidiaries capital and surplus at December 31, 1999 is in excess of the prescribed risk-based capital requirements.

4.       Investments

The Company invests primarily in investment grade fixed maturities which possessed an average quality rating of AA at December 31, 1999. The cost, gross unrealized gains and losses, estimated market value and carrying value of investments as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                 Gross             Gross             Estimated
                                                               Unrealized       Unrealized            Market          Carrying
                                               Cost (1)          Gains             Losses            Value (2)         Value
                                               --------          -----             ------            ---------         -----
December 31, 1999
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                   $ 17,902          $     26          $    343          $ 17,585          $ 17,585

   Obligations of States and
   Political Subdivisions                       123,317             1,460             2,454           122,323           122,323

   Corporate and Bank Debt Securities           102,672               180             6,319            96,533            96,533

   Collateralized Mortgage Securities            48,521                47             1,804            46,764            46,764

   Asset Backed Securities                       39,362                               1,549            37,813            37,813
                                               --------          --------          --------          --------          --------
   Total Fixed Maturities
   Available for Sale                           331,774             1,713            12,469           321,018           321,018
                                               --------          --------          --------          --------          --------
Equity Securities                                41,231            32,130               593            72,768            72,768
                                               --------          --------          --------          --------          --------
Total Investments                              $373,005          $ 33,843          $ 13,062          $393,786          $393,786
                                               ========          ========          ========          ========          ========

December 31, 1998
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                   $  7,706          $    212       $                    $  7,918          $  7,918

   Obligations of States and
   Political Subdivisions                       112,196             5,069                70           117,195           117,195
                                                 69,532             1,011             1,152            69,391            69,391
   Corporate and Bank Debt Securities

   Collateralized Mortgage Securities            42,755               174               109            42,820            42,820

   Asset Backed Securities                       46,368               213               187            46,394            46,394
                                               --------          --------          --------          --------          --------
   Total Fixed Maturities
   Available for Sale                           278,557             6,679             1,518           283,718           283,718
                                               --------          --------          --------          --------          --------
 Equity Securities                               43,441            29,769               442            72,768            72,768
                                               --------          --------          --------          --------          --------
Total Investments                              $321,998          $ 36,448          $  1,960          $356,486          $356,486
                                               ========          ========          ========          ========          ========


(1) Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts.
(2)      Estimated market values have been based on quoted market prices.


The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders' equity at December 31, 1999.

The cost and estimated market value of fixed maturity securities at December 31, 1999, by remaining contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          Estimated
                                                                                           Market
                                                                  Cost (1)                Value (2)
                                                                  --------                ---------
Due in One Year or Less                                           $  2,319               $  2,325
Due After One Year Through Five Years                               55,792                 55,141
Due After Five Years through Ten Years                             123,467                120,524
Due After Ten Years                                                 62,313                 58,451
Collateralized Mortgage and Asset Backed Securities                 87,883                 84,577
                                                                  --------               --------
                                                                  $331,774               $321,018
                                                                  ========               ========

(1) Original cost adjusted for amortization of premiums and accretion of discounts.
(2) Estimated market values have been based on quoted market prices.

The sources of net investment income for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                                    1999                     1998                   1997
                                                    ----                     ----                   ----
Fixed Maturities Available for Sale               $ 18,210                $ 13,404                $  8,978
Equity Securities                                    1,169                     634                     480
Cash and Cash Equivalents                            2,111                   1,983                     602
                                                  --------                --------                --------
Total Investment Income                             21,490                  16,021                  10,060
Investment Expense                                    (795)                   (573)                   (357)
                                                  --------                --------                --------
Net Investment Income                             $ 20,695                $ 15,448                $  9,703
                                                  ========                ========                ========

There are no investments in fixed maturity securities that were non-income producing during the years ended December 31, 1999, 1998, and 1997. Investment expense includes $212,000, $189,000, and $164,000, in investment management fees paid to a director of the Company in 1999, 1998, and 1997, respectively. These transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other investment advisors.

Realized pre-tax gains (losses) on the sale of investments for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                                          1999                  1998                    1997
                                                          ----                  ----                    ----
Fixed Maturities Available for Sale
   Gross Realized Gains                                  $   285                $ 1,090                $    22
   Gross Realized Losses                                  (1,079)                   (89)                   (52)
                                                         -------                -------                -------
Net Gain (Loss)                                             (794)                 1,001                    (30)
                                                         -------                -------                -------
Equity Securities
   Gross Realized Gains                                    9,300                  1,641                    628
   Gross Realized Losses                                  (2,806)                (2,284)                  (614)
                                                         -------                -------                -------
Net Gain (Loss)                                            6,494                   (643)                    14
                                                         -------                -------                -------
Gross Realized Gain on Sale of Real Estate                                          116
                                                         -------                -------                -------
   Total Net Realized
   Investment Gain (Loss)                                $ 5,700                $   474                $   (16)
                                                         =======                =======                =======

5.       Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. At December 31, 1999 and 1998 the carrying value on deposit totaled $12.3 million and $11.0 million, respectively.

6.       Trust Accounts

The Company is required to maintain certain investments in trust accounts under reinsurance agreements with unrelated insurance companies that cede insurance risks to the Company. At December 31, 1999 and 1998, the Company had investments with a carrying value of $2.4 million and $2.3 million, respectively, in trust accounts pursuant to a terminated quota share reinsurance agreement. Under the terms of this agreement, net premiums received by the Company were invested and held in a trust account to pay future claims. Interest income on these investments is distributed to the parties to the quota share agreement on a quarterly basis. The Company receives its interest in net trust investments in accordance with a formula that specifies certain percentages of funds to be released over a five-year period as losses are settled.

The Company also maintains investments in trust accounts under current reinsurance agreements with unrelated insurance companies. These investments collateralize the Company's obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income, resulting from investment of these assets are owned by the Company, and are distributed on a monthly basis. At December 31, 1999 and 1998 the carrying value of these trust fund investments were $10.6 million and $8.9 million, respectively.

The Company's share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.

7.       Property and Equipment

The following table summarizes property and equipment at December 31, 1999 and 1998 (dollars in thousands):

                                                                             Estimated Useful
                                                    December 31,              Lives (Years)
                                                    ------------              -------------
                                               1999             1998
                                               ----             ----
Furniture, Fixtures and Automobiles         $  3,291         $  2,676                  5

Software, Computer Hardware and
Telephone Equipment                           11,325            8,890              3 - 7

Land and Building                              3,574              150                 40
Leasehold Improvements                         1,366            1,247            10 - 12
                                            --------           --------
                                              19,556           12,963
Accumulated Depreciation and
Amortization                                 (10,279)          (8,086)
                                            --------         ---------
Property and Equipment                      $  9,277         $  4,877
                                            ========         ========

Included in property and equipment are costs incurred in developing or purchasing information systems technology of $3.5 million and $2.7 million in 1999 and 1998, respectively. Amortization of these costs was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation expense, excluding amortization of capitalized information systems technology costs, was $1.5 million, $1.2 million and $0.9 million, for the years ended December 31, 1999, 1998, and 1997, respectively.

8.       Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for Unpaid Loss and Loss Adjustment Expenses is summarized as follows (in thousands):

                                                              1999                  1998                  1997
                                                              ----                  ----                  ----
Balance at January 1, (1)                                 $  154,473            $  122,430            $   96,642
   Less Reinsurance Recoverables (2)                          17,268                13,502                10,919
                                                          ----------            ----------            ----------
   Net Balance at January 1, (3)                             137,205               108,928                85,723
                                                          ----------            ----------            ----------

Incurred related to:
   Current Year                                               99,663                69,544                56,725
   Prior Years                                                  (253)               (3,170)               (1,716)
                                                          -----------           -----------           -----------
Total Incurred                                                99,410                66,374                55,009
                                                          ----------            ----------            ----------

Paid related to:
   Current Year                                               31,493                13,402                 9,512
   Prior Years                                                43,769                26,870                22,292
                                                          ----------            ----------            ----------
Total Paid                                                    75,262                40,272                31,804
                                                          ----------            ----------            ----------

Net Balance at December 31,                                  161,353               135,030               108,928
   Plus Reinsurance Recoverables                              26,710                16,120                13,502
                                                          ----------            ----------            ----------
Balance at December 31,                                   $  188,063            $  151,150            $  122,430
                                                          ==========            ==========            ==========

(1) Adjusted to include $3,323 gross unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.
(2) Adjusted to include $1,148 reinsurance recoverables for Mobile USA Insurance Company as of acquisition date.
(3) Adjusted to include $2,175 net unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

As a result of changes in estimates of insured events of prior years, the Company reduced losses and loss adjustment expenses incurred by $0.3 million, $3.2 million and $1.7 million in 1999, 1998 and 1997, respectively. Such favorable development was due to losses emerging at a lesser rate than had been originally anticipated when the initial reserves for the applicable accident years were estimated. The favorable development includes a $5.0 million increase to net unpaid loss and loss adjustment expense during 1999 for the Company's nursing home and assisted living policies. This increase was necessitated by higher than expected incidence and amount of claims.
The Company exited this business during 1998.

9.       Income Taxes

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1999 and 1998 are as follows (in thousands):


                                                                                December 31,
                                                                                ------------
                                                                        1999                    1998
                                                                        ----                    ----
Assets:
   Effect of Loss Reserve Discounting                                  $ 7,998               $ 6,853
   Excess of Tax Over Financial Reporting Earned Premium                 6,276                 4,131
   Other Assets                                                            652                   127
                                                                       =======               =======
Total Assets                                                            14,926                11,111
                                                                       =======               =======

Liabilities:
   Deferred Policy Acquisition Costs, Deductible for Tax                 9,119                 5,899
   Tax Effect of Unrealized Appreciation of Securities                   7,304                12,070
   Property and Equipment Basis                                            347                   550
   Other Liabilities                                                       208                     2
                                                                       -------               -------
Total Liabilities                                                       16,978                18,521
                                                                       =======               =======
Net Deferred Income Tax Liability                                      $ 2,052               $ 7,410
                                                                       =======               =======

The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

                                                                                  Amount of Tax             Percent
                                                                                  -------------             -------
For the year ended December 31, 1999:
   Federal Tax at Statutory Rate                                                     $ 9,326                     35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                (1,931)                    (7)
   Nondeductible Goodwill Amortization                                                   292                      1
   Other, Net                                                                            115
                                                                                     -------                -------
Income Tax Expense                                                                   $ 7,802                     29%
                                                                                     =======                =======
For the year ended December 31, 1998:
   Federal Tax at Statutory Rate                                                     $ 9,468                     35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                (1,944)                    (7)
   Other, Net                                                                           (502)                    (2)
                                                                                     -------                -------
Income Tax Expense                                                                   $ 7,022                     26%
                                                                                     =======                =======
For the year ended December 31, 1997:
   Federal Tax at Statutory Rate                                                     $ 7,773                     35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                (1,812)                    (8)
   Other, Net                                                                           (623)                    (3)
                                                                                     -------                -------
Income Tax Expense                                                                   $ 5,338                     24%
                                                                                     =======                =======

As of December 31, 1999, the Company has approximately $0.3 million in net operating loss carryforwards, which expire in 2000 and 2001, available to offset future taxable income. Utilization of the loss carryforwards is limited to an annual amount of $0.3 million. For financial reporting purposes, the tax benefit of any utilization of these operating loss carryforwards is applied to reduce goodwill ($0.1 million in 1999) and does not reduce income tax expense.

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

10.      Minority Interest in Consolidated Subsidiaries

During 1998, the Company issued 10.350 million FELINE PRIDESSM at $10.00 per security and PCHC Financing I, the Company's business trust subsidiary, issued 1,000,000 7.0% Trust Originated Preferred Securities with a stated liquidation amount per trust preferred security equal to $10.00. The 10.350 million FELINE PRIDESSM consisted of 9.350 million units referred to as Income Prides and 1.000 million units referred to as Growth Prides. Each Income Prides consists of a unit comprised of (a) a purchase contract under which the holder will purchase a number of shares of Philadelphia Consolidated Holding Corp. common stock no later than May 16, 2001 (ranging from .3858 to .4706 shares per FELINE PRIDESSM) under the terms specified in the stock purchase contract and (b) beneficial ownership of a 7.0% Trust Originated Preferred Security issued by PCHC Financing I and representing an undivided beneficial ownership in the assets of PCHC Financing I. Each holder will receive aggregate cumulative cash distributions at the annual rate of 7.00% of the $10.00 stated amount for the security, payable quarterly in arrears. Each Growth Prides consists of a unit with a face amount of $10.00 comprised of (a) a purchase contract under which (i) the holder will purchase a number of shares of Philadelphia Consolidated Holding Corp. common stock no later than May 16, 2001 (ranging from .3858 to .4706 shares per FELINE PRIDESSM) under the terms specified in the stock purchase contract and (ii) the Company will pay the holder contract adjustment payments at the rate of .50% of the stated amount per annum and (b) a 1/100 undivided beneficial ownership interest in a treasury security having a principal amount at maturity equal to $1,000 and maturing on May 15, 2001. The applicable distribution rate on the trust originated securities that remain outstanding during the period May 16, 2001 through May 16, 2003, will be reset so that the market value of the Trust Originated Preferred Securities will be equal to 100.5 percent of the stated amount. The Company may limit the reset rate to be no higher than the rate on the two-year benchmark treasury plus 255 basis points. The guarantee by the Company is a full and unconditional guarantee on a subordinated unsecured basis with respect to the Trust Originated Preferred Securities, but will not apply to any payment of distributions except to the extent the Trust shall have funds available therefor.

Proceeds from the offering were approximately $99.0 million (after underwriting and associated costs). The proceeds from the sale of the Growth Prides were used to purchase the underlying securities to be transferred to the holders of the Growth Prides pursuant to the terms thereof. All the proceeds from the sale of the Trust Preferred Securities that were not components of the Income Prides and all of the proceeds from the sale of the Income Prides were invested by PCHC Financing I in debentures of the Company. The debentures account for substantially all the assets of PCHC Financing I. The debentures, whose principal amount is $106.7 million, mature on May 16, 2003 and pay interest initially at the rate of 7.0% per annum until May 15, 2001 and at the reset rate thereafter. The Company utilized $25.7 million of the net proceeds during 1999 for its acquisition of Liberty, and contributed $33.1 million of the net proceeds to its subsidiaries in 1998, of which $20.0 million was contributed to the Insurance Subsidiaries. Additionally, $15.2 million was utilized by the Company to buy back its common stock under its stock buy-back authorization. The Company anticipates utilizing the remaining proceeds for general corporate purposes which may include acquisitions, capital expenditures, and the repurchase by the Company of its common stock.

11.      Shareholders' Equity

The Company has established non-qualified stock bonus and stock option plans. Under the stock bonus plan, the Company has granted a total of 137,500 shares to certain officers of the Company, of which all such shares have been issued and are vested.

Under the Company's stock option plan, stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options outstanding as of December 31, 1994 are exercisable over a four-to-five-year vesting period. Options issued in the years 1995 and subsequent are exercisable after the expiration of five years following the grant date. Under this plan, the Company has reserved 2,475,000 shares of common stock for issuance pursuant to options granted under the plan.

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

The following is a summary of the Company's option activity, including weighted-average option information:

                                          1999                              1998                              1997
                             -------------------------------    ------------------------------    ------------------------------
                                                Exercise                           Exercise                          Exercise
                                                  Price                             Price                             Price
                                                   Per                               Per                               Per
                               Options          Option(1)         Options         Option(1)         Options         Option(1)
                             ------------     --------------    ------------     -------------    ------------     -------------
Outstanding at beginning
of year                       3,637,167         $   4.85         3,473,042         $   3.85        3,572,292         $   3.86
Granted                         257,500         $  15.87           256,125         $  19.07            5,000         $  16.38
Exercised                       (46,250)        $   4.40           (68,600)        $   4.53          (84,250)        $   4.42
Canceled                        (12,500)        $  20.43           (23,400)        $  12.00          (20,000)        $   6.00
                             ----------                         ----------                        ----------
Outstanding at end of year    3,835,917         $   5.55         3,637,167         $   4.85        3,473,042         $   3.85
                             ==========                         ==========                        ==========

Exercisable at end of year    2,661,892                          2,708,142                         2,768,792

Weighted-average fair
   value of options granted
   during the year                                  $6.76                             $7.69                             $6.38

                                                               Exercise                            Exercisable        Exercise
                                            Outstanding          Price           Remaining             at              Price
                                            At December           Per           Contractual         December            Per
Range of Exercise Prices                      31, 1999         Option(1)      Life (Years) (1)      31, 1999          Option(1)
------------------------                      --------         ---------      ----------------      --------          ---------
$2.61                                        2,646,892         $   2.61              3.1            2,646,892         $  2.61
$4.75 to $9.31                                 682,900         $   8.40              6.1               15,000         $  4.75
$13.88 to $15.00                               212,500         $  14.45              9.9
$16.38 to $19.75                               201,125         $  18.53              8.4
$20.50 to $24.56                                92,500         $  21.63              8.8
                                            ----------                                             ----------
                                             3,835,917         $   5.55                             2,661,892         $  2.62
                                            ==========                                             ==========

(1)  Weighted Average.

The Company has established a non-qualified Employee Stock Purchase Plan (the "Stock Purchase Plan"). The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan is 500,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 112,228 and 51,794 shares in 1999 and 1998, respectively. The weighted-average fair value of those purchase rights granted in 1999 and 1998 was $2.52 and $2.70, respectively.

In addition, the Company has also established a non-qualified Directors Stock Purchase Plan ("Directors Plan") for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 50,000. Non-employee Directors, during monthly offerings periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. No shares have been issued pursuant to the Directors Plan as of December 31, 1999.

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

                                                                    1999             1998            1997
                                                                    ----             ----            ----
Net Income As Reported                                            $  18,843        $  20,028        $ 16,870
Assumed Stock Compensation Cost                                         657              453             354
                                                                  ---------        ---------        --------
Pro Forma Net Income                                              $  18,186        $  19,575        $ 16,516
                                                                  =========        =========        ========
Diluted Earnings Per Average Common Share as Reported             $    1.25        $    1.34        $   1.13
                                                                  =========        =========        ========
Pro Forma Diluted Earnings Per Average Common Share               $    1.20        $    1.31        $   1.11
                                                                  =========        =========        ========


The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

                                                                     1999             1998              1997
                                                                     ----             ----              ----
Expected Stock Volatility                                            31.6%            29.5%             25.9%
Risk-Free Interest Rate                                               5.9%             5.3%              5.8%
Expected Option Life-Years                                            6.0              6.0               6.0
Expected Dividends                                                    0.0%             0.0%              0.0%

12.      Stock Repurchase Authorization

On September 9, 1999, the Company's Board of Directors increased the authorization for the Company to repurchase up to a total of $30.0 million of its common stock. As of December 31, 1999, the Company had repurchased 1.0 million shares for approximately $15.2 million under this authorization.

13.      Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders.

The loss and loss adjustment expense reserves ceded under such arrangements were $26.7 million and $16.1 million at December 31, 1999 and 1998, respectively. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance reserves (excluding reserves ceded to voluntary and mandatory pool mechanisms) that are with companies rated "A" (Excellent) or better by A.M. Best Company is 100% as of December 31, 1999 and 1998, respectively. Additionally, approximately 4%, 1% and 2% of the Company's net written premiums for the years ended December 31, 1999, 1998, and 1997, respectively, were assumed from an unrelated reinsurance company.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                                    Written                  Earned
For the Year Ended December 31, 1999:
   Direct Business                                  $271,312                $243,667
   Reinsurance Assumed                                 6,767                   4,339
   Reinsurance Ceded                                  94,008                  83,091
                                                    --------                --------
Net Premiums                                        $184,071                $164,915
                                                    ========                ========
Percentage Assumed of Net                                                        2.6%
                                                                            ========

For the Year Ended December 31, 1998:
   Direct Business                                  $195,697                $173,555
   Reinsurance Assumed                                 1,712                   1,181
   Reinsurance Ceded                                  54,373                  52,049
                                                    --------                --------
Net Premiums                                        $143,036                $122,687
                                                    ========                ========
Percentage Assumed of Net                                                        1.0%
                                                                            ========

For the Year Ended December 31, 1997:
   Direct Business                                  $157,060                $147,514
   Reinsurance Assumed                                 2,031                   2,614
   Reinsurance Ceded                                  47,294                  49,573
                                                    --------                --------
Net Premiums                                        $111,797                $100,555
                                                    ========                ========
Percentage Assumed of Net                                                        2.6%
                                                                            ========

14.      Profit Sharing

The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 50% of the participant's pre-tax contribution, subject to a maximum of 6% of the participant's eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company's contribution upon completion of seven years of service. The Company's total contributions to the plan were $0.3 million, $0.4 million and $0.5 million in 1999, 1998, and 1997, respectively.

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

The Company currently leases office space to serve as its headquarters location and 40 field offices for its production underwriters. In addition, the Company leases certain computer equipment. Rental expense for these operating leases was $1.7 million, $1.2 million and $0.9 million for the years ended December 31, 1999, 1998, and 1997, respectively.

At December 31, 1999, the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 were as follows (in thousands):

Year Ending December 31:
2000                                                                $1,674
2001                                                                 1,280
2002                                                                 1,084
2003                                                                   214
2004 and Thereafter                                                      6
================================                                    =========
Total Minimum Payments Required                                     $4,258
================================                                    =========

16.      Summary of Quarterly Financial Information - Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1999 and 1998 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

                                                                             Three Months Ended
                                                   -----------------------------------------------------------------------
                                                     March 31,          June 30,         September 30,      December 31,
                                                       1999               1999               1999               1999
                                                   --------------    ---------------    ----------------    --------------
Net Earned Premiums                                $    36,764       $    39,153        $     45,208        $    43,790
Net Investment Income                              $     4,854       $     4,996        $      5,411        $     5,434
Net Realized Investment Gain (Loss)                $      (490)      $     5,683        $         48        $       459
Net Loss and Loss Adjustment Expenses              $    20,262       $    21,615        $     32,652        $    24,881

Acquisition Costs and Other
  Underwriting Expenses                            $    11,777       $    12,087        $     14,958        $    14,971


Minority Interest:
  Distributions on Company Obligated
  Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                   $     1,811       $     1,812        $      1,811        $     1,811
Net Income                                         $     4,937       $     9,240        $        612        $     4,054

Basic Earnings Per Share                                 $0.40             $0.76               $0.05              $0.32
Diluted Earnings Per Share                               $0.33             $0.61               $0.04              $0.27

Weighted-Average Common Shares Outstanding          12,209,391        12,236,221          12,964,320         12,585,504
Weighted-Average Share Equivalents Outstanding       2,823,711         2,863,849           2,688,167          2,476,611
                                                   -----------       -----------        ------------        -----------
Weighted-Average Shares and Share Equivalents
Outstanding                                         15,033,102        15,100,070          15,652,487         15,062,115
                                                   ===========       ===========        ============        ===========


                                                     March 31,          June 30,         September 30,      December 31,
                                                       1998               1998               1998               1998
                                                   --------------    ---------------    ----------------    --------------
Net Earned Premiums                                $    26,915       $    29,662        $     32,165        $    33,945
Net Investment Income                              $     2,700       $     3,730        $      4,446        $     4,572
Net Realized Investment Gain (Loss)                $         3       $        96        $      1,609        $    (1,234)
Net Loss and Loss Adjustment Expenses              $    14,858       $    15,949        $     17,438        $    18,129
Acquisition Costs and Other
  Underwriting Expenses                            $     8,219       $     9,187        $     10,159        $    10,857

Minority Interest:
  Distributions on Company Obligated
  Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                   $                 $     1,217        $      1,742        $     1,811
Net Income                                         $     4,518       $     4,841        $      6,076        $     4,593

Basic Earnings Per Share                                 $0.37             $0.39               $0.50              $0.38
Diluted Earnings Per Share                               $0.30             $0.32               $0.41              $0.31

Weighted-Average Common Shares Outstanding          12,262,983        12,297,633          12,248,331         12,188,540
Weighted-Average Share Equivalents Outstanding       2,790,988         2,839,746           2,713,348          2,822,910
                                                   -----------       -----------        ------------        -----------
Weighted-Average Shares and Share Equivalents
Outstanding                                         15,053,971        15,137,379          14,961,679         15,011,450
                                                   ===========       ===========        ============        ===========


17.      Segment Information

The Company's operations are classified into four reportable business segments:
The Commercial Lines Underwriting Group which has underwriting responsibility for the Commercial Automobile and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group which has underwriting responsibility for the professional liability insurance products; The Specialty Property Underwriting Group which has underwriting responsibility for the large property and Inland Marine insurance products; and The Personal Lines Group which designs, markets and underwrites personal property and casualty insurance products for the Mobile Homeowners and Homeowners markets. The reportable segments operate solely within the United States.

The segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon certain underwriting results.

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                               Commercial    Specialty    Personal     Specialty
1999:                                             Lines        Lines        Lines       Property     Corporate      Total
                                                  -----        -----        -----       --------     ---------      -----
  Gross Written Premiums                        $ 179,330      $  48,532      $  25,414     $  21,642                   $ 274,918
                                                ---------      ---------      ---------     ---------     ---------      ---------
  Net Written Premiums                          $ 117,575      $  40,936      $  14,057     $  11,503                   $ 184,071
                                                ---------      ---------      ---------     ---------     ---------      ---------
Revenue:
  Net Earned Premiums                           $ 111,019      $  33,433      $  12,859     $   7,604    $              $ 164,915
  Net Investment Income                                                           1,546                      19,149        20,695
  Net Realized Investment Gain (Loss)                                                (3)                      5,703         5,700
  Other Income                                                                    5,843                      (1,121)        4,722
                                                ---------      ---------      ---------     ---------     ---------      ---------
  Total Revenue                                   111,019         33,433         20,245         7,604        23,731        196,032
                                                ---------      ---------      ---------     ---------     ---------      ---------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses           66,544         17,873          9,251         5,742                       99,410
   Acquisition Costs and Other Underwriting
     Expenses                                                                     2,521                      51,272         53,793
   Other Operating Expenses                                                                                   8,939          8,939
                                                ---------      ---------      ---------     ---------     ---------      ---------
   Total Losses and Expenses                       66,544         17,873         11,772         5,742        60,211        162,142
                                                ---------      ---------      ---------     ---------     ---------      ---------

Minority Interest:  Distributions on
Company
Obligated Mandatorily Redeemable
Preferred
  Securities of Subsidiary Trust                                                                              7,245          7,245
                                                ---------      ---------      ---------     ---------     ---------      ---------

Income Before Income Taxes                         44,475         15,560          8,473         1,862       (43,725)        26,645

Total Income Tax Expense                                                                                      7,802          7,802
                                                ---------      ---------      ---------     ---------     ---------      ---------

Net Income                                      $  44,475      $  15,560      $   8,473     $   1,862     $ (51,527)     $  18,843
                                                =========      =========      =========     =========     =========      =========

Total Assets                                                                  $  98,503                   $ 500,548      $ 599,051
                                                =========      =========      =========     =========     =========      =========



1998:

  Gross Written Premiums                        $ 162,058     $  30,396     $   3,850     $   1,104                    $ 197,408
                                                ---------     ---------     ---------     ---------     ---------      ---------
  Net Written Premiums                          $ 112,497     $  26,095     $   3,433     $   1,011                    $ 143,036
                                                ---------     ---------     ---------     ---------     ---------      ---------
Revenue:
  Net Earned Premiums                           $ 101,954     $  20,024     $     624     $      85                    $ 122,687
  Net Investment Income                                                                                    15,448         15,448
  Net Realized Investment Gain                                                                                474            474
  Other Income                                                                                                219            219
                                                ---------     ---------     ---------     ---------     ---------      ---------
  Total Revenue                                   101,954        20,024           624            85        16,141        138,828
                                                ---------     ---------     ---------     ---------     ---------      ---------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses           54,179        11,764           356            75                       66,374
   Acquisition Costs and Other Underwriting
     Expenses                                                                                              38,422         38,422
   Other Operating Expenses                                                                                 2,212          2,212
                                                ---------     ---------     ---------     ---------     ---------      ---------
   Total Losses and Expenses                       54,179        11,764           356            75        40,634        107,008
                                                ---------     ---------     ---------     ---------     ---------      ---------

Minority Interest:  Distributions on
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust                                                                    4,770          4,770
                                                ---------     ---------     ---------     ---------     ---------      ---------

Income Before Income Taxes                         47,775         8,260           268            10       (29,263)        27,050

Total Income Tax Expense                                                                                    7,022          7,022
                                                ---------     ---------     ---------     ---------     ---------      ---------

Net Income                                      $  47,775     $   8,260     $     268     $      10     $ (36,285)     $  20,028
                                                =========     =========     =========     =========     =========      =========

Total Assets                                                                                            $ 476,390      $ 476,390
                                                =========     =========     =========     =========     =========      =========


1997:

  Gross Written Premiums                       $ 138,343     $  20,748                                                 $ 159,091
                                               ---------     ---------      ---------      ---------      ---------     --------
  Net Written Premiums                         $  92,614     $  19,183                                                 $ 111,797
                                               ---------     ---------      ---------      ---------      ---------     --------
Revenue:
  Net Earned Premiums                          $  84,615     $  15,940                                                 $ 100,555
  Net Investment Income                                                                                       9,703        9,703
  Net Realized Investment Loss                                                                                  (16)         (16)
  Other Income                                                                                                  228          228
                                               ---------     ---------      ---------      ---------      ---------     --------
  Total Revenue                                   84,615        15,940                                        9,915      110,470
                                               ---------     ---------      ---------      ---------      ---------     --------

Losses and Expenses:
   Net Loss and Loss Adjustment
     Expenses                                     45,553         9,456                                                    55,009
   Acquisition Costs and Other
    Underwriting Expenses                                                                                    31,344       31,344
   Other Operating Expenses                                                                                   1,909        1,909
                                               ---------     ---------      ---------      ---------      ---------     --------
   Total Losses and Expenses                      45,553         9,456                                       33,253       88,262
                                               ---------     ---------      ---------      ---------      ---------     --------

Income Before Income Taxes                        39,062         6,484                                      (23,338)     22,208

Total Income Tax Expense                                                                                      5,338       5,338
                                               ---------     ---------      ---------      ---------      ---------     --------

Net Income                                     $  39,062     $   6,484                                    $ (28,676)   $ 16,870
                                               =========     =========      =========      =========      =========     ========

Total Assets                                                                                              $ 292,724   $ 292,724
                                               =========     =========      =========      =========      =========     ========

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

Item 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Proxy Statement under the captions "Executive Compensation", "Stock Option Grants", "Stock Option Exercises and Holdings" and "Directors Compensation".

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


                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

         1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 24 are filed as part of this Report.

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

10.39    *********         Automobile Leasing Residual Value Excess of Loss Reinsurance Agreement effective January 1,
                           1997, together with Second Casualty Excess of Loss Reinsurance Agreement, effective January 1,
                           1997.
10.40    **********        Inspire Software License Agreement, dated December 31, 1998.
10.41    **********        Lease Agreement dated July 6, 1998 with Bala Plaza, Inc.
10.42    ***********       Plan and Agreement of Merger Between Philadelphia Consolidated Holding Corp. and The
                           Jerger Co. Inc.
11       ************      Statement regarding computation of earnings per share.
21       *                 List of Subsidiaries of the Registrant.
23       ************      Consent of PricewaterhouseCoopers LLP.
24       *                 Power of Attorney
99.1     ************      Report of Independent Accountants of PricewaterhouseCoopers LLP on Financial Statement
                           Schedules.


*                 Incorporated by reference to the Exhibit filed with the Registrant's Form S-1 Registration
                  Statement under the Securities Act of 1933 (Registration No. 33-65958).
**                Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1993 and incorporated by reference.
***               Filed as an Exhibit to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 1994 and incorporated by reference.
****              Filed as an Exhibit to the Company"s Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1995 and
                  incorporated by reference.
*****             Filed as an Exhibit to the Company"s Annual Report on Form 10-K for the year ended December 31,
                  1995 and incorporated by reference.
******            Filed as an Exhibit to the Company"s Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 1996 and incorporated by reference.
*******           Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1996 and incorporated by reference.
********          Filed as an Exhibit to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1997 and
                  incorporated by reference.
*********         Filed as an Exhibit to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1997.
**********        Filed as an Exhibit to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1998.
***********       Filed as an Exhibit to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1999.
************      Filed herewith.
(1)               Compensatory Plan or Arrangement, or Management Contract.

(b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Philadelphia Consolidated Holding Corp.

                                By: /s/ James J. Maguire
                                -------------------------
                                James J. Maguire
                                Chairman of the Board of Directors
                                and Chief Executive Officer

                                March 27, 2000

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


                   Signature                                Title                                           Date
                   ---------                                -----                                           ----

             /s/ James J. Maguire                  Chairman of the Board of                               March 27, 2000
        --------------------------------         Directors and Chief Executive
            James J. Maguire                  Officer (Principal Executive Officer)



              /s/ Craig P. Keller           Senior Vice President, Secretary, Treasurer,                  March 27, 2000
        --------------------------------            and Chief Financial Officer
                Craig P. Keller                    (Principal Financial and
                                                     Accounting Officer)



           /s/ James J. Maguire, Jr.              President & COO, Director                                March 27, 2000
        --------------------------------
             James J. Maguire, Jr.



              /s/ Sean S. Sweeney             Executive Vice President, Director                           March 27, 2000
        --------------------------------
                Sean S. Sweeney


          /s/ William J. Henrich, Jr.                      Director                                        March 27, 2000
        --------------------------------
            William J. Henrich, Jr.


            /s/ Paul R. Hertel, Jr.                        Director                                        March 27, 2000
        --------------------------------
              Paul R. Hertel, Jr.


              /s/ Roger L. Larson                          Director                                        March 27, 2000
        --------------------------------
                Roger L. Larson


                 Thomas J. McHugh                          Director                                        March 27, 2000
        --------------------------------
               Thomas J. McHugh


             /s/ Michael J. Morris                         Director                                        March 27, 2000
        --------------------------------
               Michael J. Morris


                  Dirk A. Stuurop                          Director                                        March 27, 2000
        --------------------------------
                Dirk A. Stuurop


           /s/ J. Eustace Wolfington                       Director                                        March 27, 2000
        --------------------------------
             J. Eustace Wolfington

            Philadelphia Consolidated Holding Corp. and Subsidiaries
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                             As of December 31, 1999
                             (Dollars in Thousands)







COLUMN A                                                          COLUMN B                 COLUMN C               COLUMN D
                                                                                          Estimated            Amount at which
                                                                                            Market          shown in the Balance
Type of Investment                                                 Cost *                    Value                   Sheet
------------------                                                 ------                    -----                   -----
Fixed Maturities:
Bonds:
   United States Government and Government
    Agencies and Authorities                                    $  43,752                $ 42,500                $ 42,500
   States, Municipalities and Political Subdivisions              123,317                 122,323                 122,323
   Public Utilities                                                 5,015                   4,776                   4,776
   All Other Corporate Bonds                                      157,475                 149,466                 149,466
Redeemable Preferred Stock                                          2,215                   1,953                   1,953
                                                                ---------                --------                --------
                 Total Fixed Maturities                           331,774                 321,018                 321,018
                                                                ---------                --------                --------
Equity Securities:
Common Stocks:
   Public Utilities                                                   438                     479                     479
   Banks, Trust and Insurance Companies                             2,718                   6,007                   6,007
   Industrial, Miscellaneous and all other                         38,075                  66,282                  66,282
                                                                ---------                --------                --------
                  Total Equity Securities                          41,231                  72,768                  72,768
                                                                ---------                --------                --------
                  Total Investments                             $ 373,005                $393,786                $393,786
                                                                ---------                --------                --------



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

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                                   Schedule II
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                                 Balance Sheets
                        (In Thousands, Except Share Data)



                                                                           As of December 31,
                                                                           ------------------
                                                                           1999             1998
                                                                           ----             ----

                        ASSETS
Cash and Cash Equivalents                                              $     (15)        $     (65)
Equity in and Advances to Unconsolidated Subsidiaries (a)                258,722           238,292
Income Taxes Recoverable                                                   2,775
Other Assets                                                                   3                14
                                                                       ---------         ---------
                     Total Assets                                      $ 261,485         $ 238,241
                                                                       =========         =========
        LIABILITIES AND SHAREHOLDERS" EQUITY

Income Taxes Payable                                                   $                 $     675
Other Liabilities                                                          1,140             1,178
                                                                       ---------         ---------
                  Total Liabilities                                        1,140             1,853
                                                                       ---------         ---------
Minority Interest in Consolidated Subsidiaries:
  Company Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary Trust Holding Solely Debentures of Company                98,905            98,905
                                                                       ---------         ---------
Commitments and Contingencies

Shareholders" Equity
  Preferred Stock, $.01 Par Value, 10,000,000 Shares
     Authorized, None Issued and Outstanding
  Common Stock, No Par Value, 50,000,000 Shares
     Authorized, 13,381,924 and 12,330,825 Shares Issued                  68,859            44,796
  Notes Receivable from Shareholders                                      (2,506)           (1,680)
  Accumulated Other Comprehensive Income                                  13,507            22,417
  Retained Earnings                                                       93,766            74,923
  Less Cost of Common Stock held in Treasury,
  791,016 and 130,262 Shares                                             (12,186)           (2,973)
                                                                       ---------         ---------
                     Total Shareholders" Equity                          161,440           137,483
                                                                       ---------         ---------
                     Total Liabilities and Shareholders" Equity        $ 261,485         $ 238,241
                                                                       =========         =========



(a) These items have been eliminated in the Company's Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8, pages 30-45.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Operations
                                 (In Thousands)



                                                                          For the Years Ended December 31,
                                                                          --------------------------------
                                                                          1999          1998         1997
                                                                          ----          ----         ----
Revenue:
Dividends from Subsidiaries (a)                                        $ 65,356      $  5,470     $
Net Investment Income                                                                   2,598           10
Net Realized Investment Loss (b)                                                         (671)
                                                                       --------      --------     --------
                     Total Revenue                                       65,356         7,397           10
                                                                       --------      --------     --------
Other Expenses                                                              684           725          540
                                                                       --------      --------     --------
                     Total Expenses                                         684           725          540
                                                                       --------      --------     --------
Minority Interest:  Distributions on Company
   Mandatorily Redeemable Preferred Securities of Subsidiary Trust        7,245         4,770
                                                                       --------      --------     --------
Income, (Loss) Before Income Taxes and Equity in Earnings of
   Unconsolidated Subsidiaries                                           57,427         1,902         (530)
Income Tax Expense (Benefit)                                             (2,775)          675         (162)
                                                                       --------      --------     --------
Income, (Loss) Before Equity in Earnings of Unconsolidated
   Subsidiaries                                                          60,202         1,227         (368)
Equity in Earnings of Unconsolidated Subsidiaries                       (41,359)       18,801       17,238
                                                                       --------      --------     --------
   Net Income                                                          $ 18,843      $ 20,028     $ 16,870
                                                                       ========      ========     ========




(a) These items have been eliminated in the Company's Consolidated Financial Statements.
(b) $31 of this amount has been eliminated in the Company's Consolidated Financial Statements for 1998.




See Notes to Consolidated Financial Statements included in Item 8, pages 30-45.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Cash Flows
                                 (In Thousands)


                                                                                          For the Years Ended December 31,
                                                                                 ----------------------------------------------
                                                                                      1999            1998           1997
                                                                                      ----            ----           ----
Cash Flows From Operating Activities:
      Net Income                                                                  $  18,843      $  20,028      $  16,870
      Adjustments to Reconcile Net Income to Net
      Cash Provided (Used) by Operating Activities:
           Net Realized Investment Loss                                                                671
           Amortization Expense (Income)                                                              (145)            68
           Equity in Earnings of Unconsolidated Subsidiaries                         41,359        (18,801)       (17,238)
           Change in Other Liabilities                                                  (37)         1,019            (16)
           Change in Other Assets                                                        11            575             10
           Change in Income Taxes Recoverable                                        (2,775)
           Change in Income Taxes Payable                                              (675)           837           (584)
                                                                                  ---------      ---------      ---------
                  Net Cash Provided (Used) by Operating Activities                   56,726          4,184           (890)
                                                                                  ---------      ---------      ---------
Cash Flows Used by Investing Activities:
      Proceeds From Maturity of Investments in Fixed
         Maturities Available for Sale                                                                 569
      Proceeds From Sales of Investments in Equity Securities                                        2,427
      Cost of Fixed Maturities Available for Sale Acquired                                         (62,753)
      Cost of Equity Securities Acquired                                                           (13,721)
      Payment for Acquisition                                                       (25,676)
      Net Transfers to Subsidiaries (a)                                             (20,023)       (28,450)          (581)
                                                                                  ---------      ---------      ---------
                  Net Cash Used by Investing Activities                             (45,699)      (101,928)          (581)
                                                                                  ---------      ---------      ---------
Cash Flows From Financing Activities:

      Proceeds From Offering of Company Obligated
        Mandatorily Redeemable Preferred Securities of Subsidiary
        Trust                                                                                       99,463
      Exercise of Employee Stock Options, Net of Tax Benefit                            458            724            723
      Collection of Notes Receivable                                                    619            570            375
      Proceeds from Shares Pursuant to Employee Stock Purchase Plan                      27             25             25
      Cost of Common Stock  Repurchased                                             (12,081)        (3,100)
                                                                                  ---------      ---------      ---------
                  Net Cash Provided (Used) by Financing Activities                  (10,977)        97,682          1,123
                                                                                  ---------      ---------      ---------
Net Increase (Decrease) in Cash and Equivalents                                          50            (62)          (348)
Cash and Cash Equivalents at Beginning of Year                                          (65)            (3)           345
                                                                                  ---------      ---------      ---------
Cash and Cash Equivalents at End of Year                                          $     (15)     $     (65)     $      (3)
                                                                                  =========      =========      =========
Cash Dividends Received From Unconsolidated Subsidiaries                          $  65,356      $   5,470      $
                                                                                  =========      =========      =========
Non-Cash Transactions:
      Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange
      for Notes Receivable                                                        $   1,445      $     828      $     873

Acquisitions
      Fair Value of Assets Acquired                                               $  77,310
      Cash Paid                                                                     (25,676)
      Common Stock Issued                                                           (25,000)
                                                                                  ---------
      Liabilities Assumed                                                         $  26,634
                                                                                  =========




(a) This item has been eliminated in the Company's Consolidated Financial Statements.

 See Notes to Consolidated Financial Statements included in Item 8, pages 30-45.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
               Schedule III - Supplementary Insurance Information
          As of and For the Year Ended December 31, 1999, 1998 and 1997
                                 (In Thousands)




COLUMN A                    COLUMN B    COLUMN C     COLUMN D     COLUMN E     COLUMN F      COLUMN G

                                        Future
                                        Policy
                                        Benefits,
                            Deferred    Losses,                   Other Policy
                            Policy     Claims and                 Claims and               Net
                          Acquisition   Loss         Unearned     Benefits     Premium     Investment
      Segment               Costs      Expenses      Premiums     Payable      Revenue     Income
1999:
   Commercial Lines       $            $143,180     $ 53,279                  $111,019     $
   Specialty Lines                       35,314       27,236                    33,433
   Personal Lines                         7,832       21,408                    12,859        1,546
   Specialty Property                     1,737        9,683                     7,604
   Corporate                26,054                                                           19,149
                          --------     --------     --------                  --------     --------
Total                     $ 26,054     $188,063     $111,606                  $164,915     $ 20,695
                          ========     ========     ========                  ========     ========

1998:
   Commercial Lines       $            $125,656     $ 42,882                  $101,954     $
   Specialty Lines                       24,981       18,086                    20,024
   Personal Lines                           461        2,809                       624
   Specialty Property                        52        1,010                        85
   Corporate                16,853                                                           15,448
                          --------     --------     --------                  --------     --------
Total                     $ 16,853     $151,150     $ 64,787                  $122,687     $ 15,448
                          ========     ========     ========                  ========     ========
1997
   Commercial Lines                                                           $ 84,615     $
   Specialty Lines                                                              15,940
   Personal Lines
   Specialty Property
   Corporate                                                                                  9,703
                                                                              --------     --------
Total                                                                         $100,555     $  9,703
                                                                              ========     ========


COLUMN A                     COLUMN H      COLUMN I        COLUMN J       COLUMN K



                           Benefits,     Amortization
                           Claims,       of Deferred
                           Losses, and   Policy          Other
                           Settlement    Acquisition     Operating       Premiums
      Segment              Expenses      Costs           Expenses        Written
1999:
   Commercial Lines       $    66,544     $              $               $117,575
   Specialty Lines             17,873                                      40,936
   Personal Lines               9,251                                      14,057
   Specialty Property           5,742                                      11,503
   Corporate                                  46,451          8,939
                             --------     ----------     ----------      --------
Total                        $ 99,410     $   46,451     $    8,939      $184,071
                             ========     ==========     ==========      ========

1998:
   Commercial Lines          $ 54,179     $              $               $112,497
   Specialty Lines             11,764                                      26,095
   Personal Lines                 356                                       3,433
   Specialty Property              75                                       1,011
   Corporate                                  30,034          2,212
                             --------     ----------     ----------      --------
Total                        $ 66,374     $   30,034     $    2,212      $143,036
                             ========     ==========     ==========      ========
1997
   Commercial Lines          $ 45,553     $              $               $ 92,614
   Specialty Lines              9,456                                      19,183
   Personal Lines
   Specialty Property
   Corporate                                  25,034          1,909
                             --------     ----------     ----------      --------
Total                        $ 55,009     $   25,034     $    1,909      $111,797
                             ========     ==========     ==========      ========

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                            Schedule IV - Reinsurance
                                 Earned Premiums
              For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)




COLUMN A                                    COLUMN B           COLUMN C         COLUMN D        COLUMN E           COLUMN F

                                                               Ceded to         Assumed from                       Percentage of
                                            Gross              Other            Other                            Amount Assumed to
                                            Amount             Companies        Companies       Net Amount            Net
                                            ------             ---------        ---------       ----------            ---
1999
Property and Casualty Insurance             $ 243,667          $83,091          $4,339          $164,915              2.6%
1998
Property and Casualty Insurance             $ 173,555          $52,049          $1,181          $122,687              1.0%
1997
Property and Casualty Insurance             $ 147,514          $49,573          $2,614          $100,555              2.6%

            Philadelphia Consolidated Holding Corp. and Subsidiaries
          Schedule VI - Supplemental Information Concerning Property -
                         Casualty Insurance Operations As of and For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)




                                     Reserve for
                         Deferred       Unpaid
                          Policy      Claims and        Discount if                     Net
  Affiliation with     Acquisition      Claim               any          Unearned      Earned
     Registrant           Costs       Adjustment        deducted in      Premiums     Premiums
                                       Expenses          Column C


    COLUMN A             COLUMN B        COLUMN C       COLUMN D        COLUMN E      COLUMN F

Consolidated
Property
- Casualty Entities

December 31, 1999        $  26,054       $ 188,063      $       0      $ 111,606      $ 164,915

December 31, 1998        $  16,853       $ 151,150      $       0      $  64,787      $ 122,687

December 31, 1997        $  10,970       $ 122,430      $       0      $  42,116      $ 100,555





                                           Claims and Claims Adjustment
                                           Expenses Incurred Related to

                                                                      Amortization of
                                                                      deferred policy        Paid Claims
                             Net            (1)             (2)       acquisition costs      and Claim
                          Investment       Current         Prior                             Adjustment     Net Written
                           Income           Year           Year                              Expenses       Premiums

                           COLUMN G             COLUMN H                 COLUMN I            COLUMN J       COLUMN K
Consolidated
Property
- Casualty Entities

December 31, 1999        $  20,695      $  99,663      $  (253)        $  46,451            $  75,262      $ 184,071

December 31, 1998        $  15,448      $  69,544      $(3,170)        $  30,034            $  40,272      $ 143,036

December 31, 1997        $   9,703      $  56,725      $(1,716)        $  25,034            $  31,804      $ 111,797

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                                  Exhibit Index

                      For the Year Ended December 31, 1999


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

                                     P. 57

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


                                     (E-2)

                                     P. 58

10.41     **********                      Lease Agreement dated July 6, 1998 with Bala Plaza, Inc.
10.42     ***********                     Plan and Agreement of Merger Between Philadelphia
                                          Consolidated Holding Corp. and The Jerger Co. Inc.
11        ************ Page 60 of 67      Statement regarding computation of earnings per share.
21        *                               List of Subsidiaries of the Registrant.
23        ************ Page 62 of 67      Consent of PricewaterhouseCoopers LLP
24        *                               Power of Attorney
27        ************ Page 64 of 67      Financial Data Schedule
99.1      ************ Page 66 of 67      Report of Independent Accountants of
                                          PricewaterhouseCoopers LLP on
                                          Financial Statement Schedules.




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

**** Filed as an Exhibit to the Company"s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and incorporated by reference.

***** Filed as an Exhibit to the Company"s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

****** Filed as an Exhibit to the Company"s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated by reference.

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

*********      Filed as an Exhibit to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997.

**********     Filed as an Exhibit to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1998.

***********    Filed as an Exhibit to the Company's Quarterly Report on Form
               10-Q for the quarterly period ended March 31, 1999.

************   Filed herewith.

(1)      Compensatory Plan or Arrangement, or Management Contract.


(b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 1999.


                                     (E-3)

                                     P. 59