Form 10-Q
period 2000-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2000-05-12
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2000


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

                        YES /x/  NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2000.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 12,116,666 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


Part I - Financial Information
         Consolidated Balance Sheets - March 31, 2000 and
           December 31, 1999                                                                     3


         Consolidated Statements of Operations and Comprehensive
           Income - For the three months ended March 31, 2000 and 1999                           4


         Consolidated Statements of Changes in Shareholders' Equity - For the
           three months ended March 31, 2000 and year ended
           December 31, 1999                                                                     5


         Consolidated Statements of Cash Flows - For the three
           months ended March 31, 2000 and 1999                                                  6


         Notes to Consolidated Financial Statements                                              7


         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                 8-11



Part II - Other Information                                                                     12


Signatures                                                                                      13



Exhibits                                                                                        14

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             As of
                                                                  March 31,          December 31,
                                                                    2000                 1999
                                                                    ----                 ----
                                                                 (Unaudited)
                                ASSETS
INVESTMENTS:
  FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $340,633 AND $331,774) ............          $ 330,042           $ 321,018
  EQUITY SECURITIES AT MARKET (COST $46,969 AND $41,231)             82,331              72,768
                                                                  ---------           ---------
       TOTAL INVESTMENTS ...............................            412,373             393,786

CASH AND CASH EQUIVALENTS ..............................             25,428              26,230
ACCRUED INVESTMENT INCOME ..............................              4,616               5,027
PREMIUMS RECEIVABLE ....................................             46,904              49,176
PREPAID REINSURANCE PREMIUMS AND
     REINSURANCE RECEIVABLES ...........................             59,773              54,920
DEFERRED ACQUISITION COSTS .............................             27,949              26,054
PROPERTY AND EQUIPMENT .................................              9,639               9,277
GOODWILL LESS ACCUMULATED AMORTIZATION
     OF $2,992 AND $2,620 ..............................             28,429              28,801
OTHER ASSETS ...........................................              7,133               5,780
                                                                  ---------           ---------
       TOTAL ASSETS ....................................          $ 622,244           $ 599,051
                                                                  =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
  UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES .............          $ 198,409           $ 188,063
  UNEARNED PREMIUMS ....................................            118,297             111,606
                                                                  ---------           ---------
       TOTAL POLICY LIABILITIES AND ACCRUALS ...........            316,706             299,669
PREMIUMS PAYABLE .......................................             23,418              22,223
OTHER LIABILITIES ......................................             15,643              14,762
DEFERRED INCOME TAXES ..................................              3,217               2,052
                                                                  ---------           ---------
       TOTAL LIABILITIES ...............................            358,984             338,706
                                                                  ---------           ---------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
  COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
  SOLELY DEBENTURES OF COMPANY .........................             98,905              98,905
                                                                  ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
       NONE ISSUED AND OUTSTANDING
  COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
     AUTHORIZED, 13,381,924 SHARES ISSUED ..............             68,825              68,859
  NOTES RECEIVABLE FROM SHAREHOLDERS ...................             (2,102)             (2,506)
  ACCUMULATED OTHER COMPREHENSIVE INCOME ...............             16,101              13,507
  RETAINED EARNINGS ....................................             99,431              93,766
  LESS COST OF COMMON STOCK HELD IN TREASURY,
     1,175,813 AND 791,016 SHARES ......................            (17,900)            (12,186)
                                                                  ---------           ---------
       TOTAL SHAREHOLDERS' EQUITY ......................            164,355             161,440
                                                                  ---------           ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......          $ 622,244           $ 599,051
                                                                  =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                                For the Three Months
                                                                   Ended March 31,
                                                           2000                        1999
                                                           ----                        ----
REVENUE:
   NET WRITTEN PREMIUMS ......................          $     58,128           $     42,805
   CHANGE IN NET UNEARNED
     PREMIUM RESERVE (INCREASE) ..............                (9,501)                (6,041)
                                                        ------------           ------------
   NET EARNED PREMIUMS .......................                48,627                 36,764
   NET INVESTMENT INCOME .....................                 6,264                  4,854
   NET REALIZED INVESTMENT GAIN (LOSS) .......                    93                   (490)
   OTHER INCOME ..............................                 2,725
                                                        ------------           ------------
     TOTAL REVENUE ...........................                57,709                 41,128
                                                        ------------           ------------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES .........                40,246                 22,515
   NET REINSURANCE RECOVERIES ................               (12,006)                (2,253)
                                                        ------------           ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES .....                28,240                 20,262
   ACQUISITION COSTS AND OTHER UNDERWRITING
     EXPENSES ................................                16,719                 11,777
   OTHER OPERATING EXPENSES ..................                 2,810                    519
                                                        ------------           ------------
     TOTAL LOSSES AND EXPENSES ...............                47,769                 32,558
                                                        ------------           ------------

MINORITY INTEREST:  DISTRIBUTIONS ON
     COMPANY OBLIGATED MANDATORILY
     REDEEMABLE PREFERRED SECURITIES
     OF SUBSIDIARY TRUST .....................                 1,811                  1,811
                                                        ------------           ------------

INCOME BEFORE INCOME TAXES ...................                 8,129                  6,759
                                                        ------------           ------------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT ...................................                 2,665                  2,045
   DEFERRED ..................................                  (201)                  (223)
                                                        ------------           ------------
     TOTAL INCOME TAX EXPENSE ................                 2,464                  1,822
                                                        ------------           ------------

     NET INCOME ..............................          $      5,665           $      4,937
                                                        ============           ============

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   HOLDING GAIN (LOSS) ARISING DURING PERIOD .          $      2,654           $       (763)
   RECLASSIFICATION ADJUSTMENT ...............                   (60)                   319
                                                        ------------           ------------
   OTHER COMPREHENSIVE INCOME (LOSS) .........                 2,594                   (444)
                                                        ------------           ------------
COMPREHENSIVE INCOME .........................          $      8,259           $      4,493
                                                        ------------           ------------

PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE ..................          $       0.46           $       0.40
                                                        ============           ============
   DILUTED EARNINGS PER SHARE ................          $       0.38           $       0.33
                                                        ============           ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING ...............................            12,327,797             12,209,391
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING ...............................             2,496,325              2,823,711
                                                        ------------           ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING ...................            14,824,122             15,033,102
                                                        ============           ============

         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              For the Three        For the Year Ended
                                                                            Months Ended March       December 31,
                                                                                 31, 2000                1999
                                                                                 --------                ----
                                                                                (Unaudited)

COMMON STOCK:
  BALANCE AT BEGINNING OF YEAR..................................                 $ 68,859              $ 44,796
  ISSUANCE OF SHARES PURSUANT TO ACQUISITION
    AGREEMENT...................................................                                         25,000
  ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
    STOCK PURCHASE PLAN.........................................                                           (420)
  EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
    TAX BENEFIT.................................................                      (27)                 (517)
  SHARES FORFEITED PURSUANT TO EMPLOYEE
    STOCK PURCHASE PLAN.........................................                       (7)
                                                                                 --------              --------
      BALANCE AT END OF PERIOD..................................                   68,825                68,859
                                                                                 --------              --------
NOTES RECEIVABLE FROM SHAREHOLDERS:
  BALANCE AT BEGINNING OF PERIOD................................                   (2,506)               (1,680)
  NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE
    STOCK PURCHASE PLAN.........................................                                         (1,445)
  SHARES FORFEITED PURSUANT TO EMPLOYEE
    STOCK PURCHASE PLAN.........................................                      226
  COLLECTION OF NOTES RECEIVABLE................................                      178                   619
                                                                                 --------              --------
      BALANCE AT END OF PERIOD..................................                   (2,102)               (2,506)
                                                                                 --------              --------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  BALANCE AT BEGINNING OF PERIOD................................                   13,507                22,417
  OTHER COMPREHENSIVE INCOME, NET OF TAXES......................                    2,594                (8,910)
                                                                                 --------              --------
      BALANCE AT END OF PERIOD..................................                   16,101                13,507
                                                                                 --------              --------
RETAINED EARNINGS:
  BALANCE AT BEGINNING OF PERIOD................................                   93,766                74,923
  NET INCOME....................................................                    5,665                18,843
                                                                                 --------              --------
      BALANCE AT END OF PERIOD..................................                   99,431                93,766
                                                                                 --------              --------
COMMON STOCK HELD IN TREASURY:
  BALANCE AT BEGINNING OF PERIOD................................                  (12,186)               (2,973)
  COMMON SHARES REPURCHASED.....................................                   (5,549)              (12,081)
  ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK
    PURCHASE PLAN...............................................                                          1,893
  ISSUANCE OF SHARES PURSUANT TO DIRECTOR STOCK
    PURCHASE PLAN...............................................                        6
  EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
    TAX BENEFIT.................................................                       48                   975
  SHARES FORFEITED PURSUANT TO EMPLOYEE STOCK
    PURCHASE PLAN...............................................                     (219)
                                                                                 --------              --------
      BALANCE AT END OF PERIOD..................................                  (17,900)              (12,186)
                                                                                 --------              --------
      TOTAL SHAREHOLDERS' EQUITY................................                 $164,355              $161,440
                                                                                 ========              ========

         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                         For the Three Months Ended March 31,
                                                                2000               1999
                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME ......................................          $  5,665           $  4,937
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT (GAIN) LOSS ...........               (93)               490
     DEPRECIATION AND AMORTIZATION EXPENSE .........               959                575
     DEFERRED INCOME TAX BENEFIT ...................              (201)              (223)
     CHANGE IN PREMIUMS RECEIVABLE .................             2,272             (1,353)
     CHANGE IN OTHER RECEIVABLES ...................            (4,442)            (2,066)
     CHANGE IN DEFERRED ACQUISITION COSTS ..........            (1,895)            (2,031)
     CHANGE IN OTHER ASSETS ........................               583               (613)
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
       EXPENSES ....................................            10,346              5,770
     CHANGE IN UNEARNED PREMIUMS ...................             6,691              7,931
     CHANGE IN OTHER LIABILITIES ...................             2,076                (71)
                                                              --------           --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .            21,961             13,346
                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ...............            23,504             28,953
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ...............             7,245              3,325
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES ..................................             8,606              2,120
   COST OF FIXED MATURITIES SECURITIES AVAILABLE FOR
       SALE ACQUIRED ...............................           (42,073)           (42,002)
   COST OF EQUITY SECURITIES ACQUIRED ..............           (13,829)            (6,877)
   PURCHASE OF PROPERTY AND EQUIPMENT ..............              (872)              (994)
                                                              --------           --------
       NET CASH USED BY INVESTING ACTIVITIES .......           (17,419)           (15,475)
                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET
     OF TAX BENEFIT ................................                21                228
   ISSUANCE OF SHARES PURSUANT TO DIRECTOR
     STOCK PURCHASE PLAN ...........................                 6
   COLLECTION OF NOTES RECEIVABLE ..................               178                170
   COST OF COMMON STOCK REPURCHASED ................            (5,549)
                                                              --------           --------
         NET CASH PROVIDED (USED) BY FINANCING
           ACTIVITIES ..............................            (5,344)               398
                                                              --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........              (802)            (1,731)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...            26,230             31,573
                                                              --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........          $ 25,428           $ 29,842
                                                              ========           ========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ....................................          $                  $

NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
    EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR
    NOTES RECEIVABLE ...............................          $   (226)          $    (33)

         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements as of and for the three months ended March 31, 2000 and 1999 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

     These financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

2.   Acquisitions

     On July 16, 1999, Philadelphia Consolidated Holding Corp. (the "Company") closed on its acquisition of Liberty American Insurance Group, Inc. ("Liberty") for a purchase price of $45.0 million, and a contingent additional amount of up to $5.0 million based upon the future earnings for the acquired business. Of the purchase price, $20.0 million was paid in cash and the balance in 1,037,772 shares of common stock of the Company. Any contingent additional amount will be paid in cash. The acquisition is being accounted for using the purchase method of accounting.

3.   Goodwill

     Goodwill resulting from the acquisition of Liberty amounted to $29.2 million. This amount represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over 20 years.

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

6.   Comprehensive Income

     Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the quarter was $1.4 million and ($0.4) million for the three months ended March 31, 2000 and 1999, respectively. The related tax effect of Reclassification Adjustments was $0.2 million in 1999.

7.   Segment Information

     The Company has divided its operations into four reportable segments: The Commercial Lines Underwriting Group which has underwriting responsibility for the Commercial Automobile and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group which has underwriting responsibility for the professional liability insurance products; The Specialty Property Underwriting Group which has underwriting responsibility for the large property and Inland Marine insurance products; and The Personal Lines Group which designs, markets and underwrites personal property and casualty insurance products for the

     Mobile Homeowners and Homeowners markets. The reportable segments operate solely within the United States. The segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segment's performance based upon underwriting results.

     Following is a tabulation of business segment information for the three months ended March 31, 2000 and 1999. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                               Commercial   Specialty     Personal       Specialty
                                                 Lines        Lines         Lines        Property       Corporate        Total
                                               ---------------------------------------------------------------------------------
March 31, 2000:
Gross Written Premiums                         $40,304       $16,231       $ 16,145       $4,466                       $ 77,146
                                               ---------------------------------------------------------------------------------
Net Written Premiums                           $26,838       $18,066       $ 11,169       $2,055                       $ 58,128
                                               ---------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $28,536       $11,721       $  6,278       $2,092                       $ 48,627
  Net Investment Income                                                       1,195                        5,069          6,264
  Net Realized Investment Gain (Loss)                                           (35)                         128             93
  Other Income                                                                3,689                         (964)         2,725
                                               ---------------------------------------------------------------------------------
  Total Revenue                                 28,536        11,721         11,127        2,092           4,233         57,709
                                               ---------------------------------------------------------------------------------
Losses and Expenses:
   Net Loss and Loss Adjustment Expenses        16,207         7,358          3,249        1,426                         28,240
   Acquisition Costs and Other Underwriting
     Expenses                                                                 1,746                       14,973         16,719
   Other Operating Expenses                                                   2,285                          525          2,810
                                               ---------------------------------------------------------------------------------
   Total Losses and Expenses                    16,207         7,358          7,280        1,426          15,498         47,769
                                               ---------------------------------------------------------------------------------
Minority Interest:  Distributions on
   Company Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust                                                                1,811          1,811
                                               ---------------------------------------------------------------------------------
Income Before Income Taxes                      12,329         4,363          3,847          666         (13,076)         8,129
Total Income Tax Expense                                                                                   2,464          2,464
                                               ---------------------------------------------------------------------------------
Net Income                                     $12,329       $ 4,363       $  3,847       $  666        $(15,540)      $  5,665
                                               =================================================================================
Total Assets                                                               $135,703                     $486,541       $622,244
                                               =================================================================================
March 31, 1999:
Gross Written Premiums                         $40,575       $10,914       $  2,009       $4,592                       $ 58,090
                                               ---------------------------------------------------------------------------------
Net Written Premiums                           $27,974       $ 9,091       $  1,735       $4,005                       $ 42,805
                                               ---------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $27,737       $ 7,282       $    929       $  816                       $ 36,764
  Net Investment Income                                                                                    4,854          4,854
  Net Realized Investment Loss                                                                              (490)          (490)
                                               ---------------------------------------------------------------------------------
  Total Revenue                                 27,737         7,282            929          816           4,364         41,128
                                               ---------------------------------------------------------------------------------
Losses and Expenses:
   Net Loss and Loss Adjustment Expenses        15,159         4,121            478          504                         20,262
   Acquisition Costs and Other Underwriting
     Expenses                                                                                             11,777         11,777
   Other Operating Expenses                                                                                  519            519
                                               ---------------------------------------------------------------------------------
   Total Losses and Expenses                    15,159         4,121            478          504          12,296         32,558
                                               ---------------------------------------------------------------------------------

Minority Interest:  Distributions on
   Company Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust                                                                1,811          1,811
                                               ---------------------------------------------------------------------------------
Income Before Income Taxes                      12,578         3,161            451          312          (9,743)         6,759
Total Income Tax Expense                                                                                   1,822          1,822
                                               ---------------------------------------------------------------------------------
Net Income                                     $12,578       $ 3,161       $    451       $  312        $(11,565)      $  4,937
                                               =================================================================================
Total Assets                                                                                            $490,013       $490,013
                                               =================================================================================

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

GENERAL

Although the Company's financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include:

- Industry factors - Historically the financial performance of the commercial and personal property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. In the current environment, insurance industry pricing in general continues to be soft; however, the Company's strategy is to focus on underwriting profits and accordingly the Company's marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

- Competition - The Company competes in the commercial and personal property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

- Regulation - The Company's insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

- Inflation - Commercial and personal property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may effect such amounts is known.

- Investment Risk - Substantial future increases in interest rates could result in a decline in the market value of the Company's investment portfolio and resulting losses and/or reduction in shareholders' equity.

- Catastrophe Exposure - The Company's insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under these insurance policies.


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2000 VS MARCH 31, 1999)

         Premiums: Gross written premiums grew $19.0 million (32.7%) to $77.1 million for the three months ended March 31, 2000 from $58.1 million for the same period of 1999; gross earned premiums grew $20.5 million (40.7%) to $70.9 million for the three months ended March 31, 2000 from $50.4 million for the same period of 1999; net written premiums increased $15.3 million (35.7%) to $58.1 million for the three months ended March 31, 2000 from $42.8 million for the same period of 1999; and net earned premiums grew $11.8 million (32.1%) to $48.6 million in 2000 from $36.8 million in 1999. The overall growth in premiums are attributable to a number of factors:

- Expansion of marketing efforts relating to specialty lines products through the Company's field organization and preferred agents. The respective gross written and net written premium increases for specialty lines products for the three months ended March 31, 2000 vs. 1999 amount to $5.3 million and $9.0 million.

- The acquisition of Liberty, resulting in an increase of $14.1 million and $9.3 million in gross and net mobile homeowners, preferred homeowners and National Flood Insurance Program written premiums, respectively.

         Overall premium growth has been offset in part by the Company's decision not to renew certain commercial automobile policies in the commercial lines segment and certain policies in the specialty property segment due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels. As a result, the aggregate total gross written and net written premiums for the commercial lines and specialty property and inland marine products decreased by $0.3 million and $1.1 million for commercial lines products, and $0.1 million and $1.9 million for specialty property and inland marine products.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

         Net Investment Income: Net investment income approximated $6.3 million for the three months ended March 31, 2000 and $4.9 million for the same period of 1999. Total investments grew to $412.4 million at March 31, 2000 from $372.5 million at March 31, 1999. The growth in investment income is due to investing net cash flows provided from operating activities, the reinvesting of the proceeds from 1999 common stock sales in fixed maturity securities, and the investable assets acquired in the Company's acquisition.

         Other Income: Other income approximated $2.7 million for the three months ended March 31, 2000 and $0.0 for the same period of 1999. This increase is primarily attributed to commissions earned on personal lines brokered business.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $7.9 million (38.9%) to $28.2 million in the first quarter of 2000 from $20.3 million in the first quarter of 1999 and the loss ratio increased to 58.1% in 2000 from 55.1% in 1999. The increase in net loss and loss adjustment expenses was due principally to the 32.1% growth in net earned premiums and in part to growth in product lines with higher relative loss experience.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $4.9 million (41.5%) to $16.7 million for the three months ended March 31, 2000 from $11.8 million for the same period of 1999. This increase was due primarily to the 32.1% growth in net earned premiums and in part to the relatively higher acquisition costs as a result of the changes in the Company's product and associated distribution channel mix (see results of operations - "Premiums").

         Other Operating Expenses: Other operating expenses increased $2.3 million to $2.8 million in the first quarter of 2000 from $0.5 million for the same period of 1999. The increase in other operating expenses was primarily due to the following: operating expenses of the Company's brokered personal lines business ($1.9 million); and goodwill amortization ($0.4 million), both arising from the acquisition of Liberty.

         Income Tax Expense: The Company's effective tax rate for the three months ended March 31, 2000 and 1999 was 30.3% and 27.0%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities offset in part by non-deductible goodwill amortization. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.


LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2000 the Company's investments experienced unrealized investment appreciation of $2.6 million, net of the related deferred tax expense of $1.4 million. At March 31, 2000, the Company had total investments with a carrying value of $412.4 million, of which 80.0% consisted of investments in investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 20.0% of the Company's total investments consisted primarily of publicly traded common stock securities.

         The Company purchased 377,100 shares of its common stock during the first quarter of 2000 for $5.5 million under its stock buyback authorization.

         The Company produced net cash from operations of $22.0 million and $13.3 million, respectively, for the three months ended March 31, 2000 and 1999. The first quarter of 2000 included net cash from operations of $6.8 million from the acquisition of Liberty. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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


YEAR 2000 ISSUES

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

         The Company issues professional liability coverage, including directors and officers liability, and commercial multi-peril insurance policies. Coverage under certain of these policies may cover losses suffered by insureds as a result of the Year 2000 issues. Professional liability policies are written on a "claim made and reported" basis. Since early 1997 approximately 50% of these policies have included a Year 2000 exclusion endorsement. The Company includes a Year 2000 exclusion endorsement on virtually all new or renewing professional liability policies providing coverage effective January 1, 1999 and thereafter. On occasion, for qualifying accounts, the Company's underwriters may remove the exclusion after receipt and review of a satisfactory supplemental application (which includes a warranty statement) and other underwriting information. With respect to commercial multi-peril policies, the Company believes that it should not be held liable for claims arising from the Year 2000 issue under comprehensive general liability policies. However, the Company cannot determine whether or to what extent courts may find liability for such claims. Additionally, expenses could be incurred to contest Year 2000 issue coverage claims, even if the Company prevails in its position. As a result, it cannot presently be determined what, if any, insurance exposure ultimately exists for Year 2000 issue claims. However, no Year 2000 issue claims have been reported to the Company as of May 3, 2000. There can be no assurance that such Year 2000 issues will not materially adversely affect the Company.


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

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits
                  Exhibit No.               Description

                  11.0                      Computation of Earnings Per Share

         b. The Company filed the following reports on Form 8-K during the quarterly period ended March 31, 2000:


                  Date of Report                  Item Reported
                  --------------                  -------------
                  March 17, 2000               Press Release dated February 11, 2000

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                   Registrant


Date  May 8, 2000                  /s/ James J. Maguire
      ------------------------     -------------------------------------------
                                   James J. Maguire
                                   Chairman of the Board of Directors,
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date  May 8, 2000                  /s/ Craig P. Keller
      ------------------------     -------------------------------------------
                                   Craig P. Keller
                                   Senior Vice President, Secretary,
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)