Form 10-Q
period 2000-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2000-08-08
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2000


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2000.

Common Stock, no par value, 11,935,162 shares outstanding,

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000





Part I - Financial Information


         Consolidated Balance Sheets - June 30, 2000 and
          December 31, 1999                                                      3


         Consolidated Statements of Operations and Comprehensive
           Income - For the three and six months ended
           June 30, 2000 and 1999                                                4


         Consolidated Statements of Changes in Shareholders' Equity -
           For the six months ended June 30, 2000 and year ended
           December 31, 1999                                                     5


         Consolidated Statements of Cash Flows - For the six
           months ended June 30, 2000 and 1999                                   6


         Notes to Consolidated Financial Statements                             7-9


         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                 10-14



Part II - Other Information                                                      15


Signatures                                                                       16


Exhibits                                                                         17

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                                               As of
                                                                     -------------------------
                                                                      June 30,     December 31,
                                                                       2000           1999
                                                                     ---------     -----------
                               ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $351,751 AND $331,774) ....................     $ 341,664      $ 321,018
   EQUITY SECURITIES AT MARKET (COST $47,390 AND $41,231) ......        81,718         72,768
                                                                     ---------      ---------
       TOTAL INVESTMENTS .......................................       423,382        393,786

   CASH AND CASH EQUIVALENTS ...................................        18,589         26,230
   ACCRUED INVESTMENT INCOME ...................................         5,347          5,027
   PREMIUMS RECEIVABLE .........................................        55,369         49,176
   PREPAID REINSURANCE PREMIUMS AND REINSURANCE
     RECEIVABLES ...............................................        66,777         54,920
   DEFERRED ACQUISITION COSTS ..................................        30,227         26,054
   PROPERTY AND EQUIPMENT ......................................        10,150          9,277
   GOODWILL LESS ACCUMULATED AMORTIZATION OF $3,366 AND $2,620..        28,055         28,801
   OTHER ASSETS ................................................         5,921          5,780
                                                                     ---------      ---------
         TOTAL ASSETS ..........................................     $ 643,817      $ 599,051
                                                                     =========      =========



              LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES ....................     $ 210,373      $ 188,063
   UNEARNED PREMIUMS ...........................................       127,106        111,606
                                                                     ---------      ---------
       TOTAL POLICY LIABILITIES AND ACCRUALS ...................       337,479        299,669
   PREMIUMS PAYABLE ............................................        23,179         22,223
   OTHER LIABILITIES ...........................................        14,649         14,762
   DEFERRED INCOME TAXES .......................................         1,339          2,052
                                                                     ---------      ---------
         TOTAL LIABILITIES .....................................       376,646        338,706
                                                                     ---------      ---------


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
   COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES
   OF COMPANY ..................................................        98,905         98,905
                                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING ...............................
   COMMON STOCK, NO PAR VALUE,
     50,000,000 SHARES AUTHORIZED, 13,381,924 SHARES
     ISSUED.....................................................        68,745         68,859
   NOTES RECEIVABLE FROM SHAREHOLDERS ..........................        (1,864)        (2,506)
   ACCUMULATED OTHER COMPREHENSIVE INCOME ......................        15,757         13,507
   RETAINED EARNINGS ...........................................       105,233         93,766
   LESS COST OF COMMON STOCK HELD IN TREASURY,
     1,287,622 AND 791,016 SHARES ..............................       (19,605)       (12,186)
                                                                     ---------      ---------
       TOTAL SHAREHOLDERS' EQUITY ..............................       168,266        161,440
                                                                     ---------      ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............     $ 643,817      $ 599,051
                                                                     =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                                For the Three Months                 For the Six Months
                                                                   Ended June 30,                      Ended June 30,
                                                           ------------------------------      ------------------------------
                                                               2000              1999              2000              1999
                                                           ------------      ------------      ------------      ------------
REVENUE:
   NET WRITTEN PREMIUMS ..............................     $     59,684      $     45,482      $    117,812      $     88,287
   CHANGE IN NET UNEARNED PREMIUMS
      (INCREASE) .....................................           (5,393)           (6,329)          (14,894)          (12,370)
                                                           ------------      ------------      ------------      ------------
   NET EARNED PREMIUMS ...............................           54,291            39,153           102,918            75,917
   NET INVESTMENT INCOME .............................            5,832             4,996            12,096             9,850
   NET REALIZED INVESTMENT GAIN ......................              389             5,683               482             5,193
   OTHER INCOME ......................................            2,532                               5,257
                                                           ------------      ------------      ------------      ------------
     TOTAL REVENUE ...................................           63,044            49,832           120,753            90,960
                                                           ------------      ------------      ------------      ------------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES .................           37,895            24,981            78,141            47,496
   NET REINSURANCE RECOVERIES ........................           (5,922)           (3,366)          (17,928)           (5,619)
                                                           ------------      ------------      ------------      ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES .............           31,973            21,615            60,213            41,877
   ACQUISITION COSTS AND OTHER
        UNDERWRITING EXPENSES ........................           17,317            12,087            34,036            23,864
   OTHER OPERATING EXPENSES ..........................            3,431               777             6,241             1,296
                                                           ------------      ------------      ------------      ------------
     TOTAL LOSSES AND EXPENSES .......................           52,721            34,479           100,490            67,037
                                                           ------------      ------------      ------------      ------------

MINORITY INTEREST:  DISTRIBUTIONS ON COMPANY OBLIGATED
MANDATORILY
REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST ..            1,812             1,812             3,623             3,623
                                                           ------------      ------------      ------------      ------------


INCOME BEFORE INCOME TAXES ...........................            8,511            13,541            16,640            20,300
                                                           ------------      ------------      ------------      ------------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT ...........................................            4,402             4,418             7,067             6,463
   DEFERRED ..........................................           (1,693)             (117)           (1,894)             (340)
                                                           ------------      ------------      ------------      ------------

     TOTAL INCOME TAX EXPENSE ........................            2,709             4,301             5,173             6,123
                                                           ------------      ------------      ------------      ------------

     NET INCOME ......................................     $      5,802      $      9,240      $     11,467      $     14,177
                                                           ============      ============      ============      ============

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  HOLDING GAIN (LOSS) ARISING DURING PERIOD ..........              (91)           (3,849)            2,563            (4,612)
   RECLASSIFICATION ADJUSTMENT .......................             (253)           (3,694)             (313)           (3,375)
                                                           ------------      ------------      ------------      ------------
   OTHER COMPREHENSIVE INCOME (LOSS) .................             (344)           (7,543)            2,250            (7,987)
                                                           ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME .................................     $      5,458      $      1,697      $     13,717      $      6,190
                                                           ============      ============      ============      ============


PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE ..........................     $       0.48      $       0.76      $       0.94      $       1.16
                                                           ============      ============      ============      ============
   DILUTED EARNINGS PER SHARE ........................     $       0.39      $       0.61      $       0.78      $       0.94
                                                           ============      ============      ============      ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING .......................................       12,122,135        12,236,221        12,224,966        12,222,880
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING .......................................        2,581,779         2,863,849         2,533,853         2,845,212
                                                           ------------      ------------      ------------      ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING ...........................       14,703,914        15,100,070        14,758,819        15,068,092
                                                           ============      ============      ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                    For the Six Months      For the Year Ended
                                                      Ended June 30,           December 31,
                                                          2000                    1999
                                                        ---------               ---------

COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD ..............        $  68,859               $  44,796
   ISSUANCE OF SHARES PURSUANT TO ACQUISITION
     AGREEMENT .................................                                   25,000
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN .......................                                     (420)
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT ...............................             (116)                   (517)
   SHARES FORFEITED PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN .......................                2
                                                        ---------               ---------
       BALANCE AT END OF PERIOD ................           68,745                  68,859
                                                        =========               =========

NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD ..............           (2,506)                 (1,680)
   NOTES RECEIVABLE ISSUED PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN ..............                                   (1,445)
   SHARES FORFEITED PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN .......................              318
   COLLECTION OF NOTES RECEIVABLE ..............              324                     619
                                                        ---------               ---------
       BALANCE AT END OF PERIOD ................           (1,864)                 (2,506)
                                                        ---------               ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
     BALANCE AT BEGINNING OF PERIOD ............           13,507                  22,417
     OTHER COMPREHENSIVE INCOME, NET OF TAXES...            2,250                  (8,910)
                                                        ---------               ---------
       BALANCE AT END OF PERIOD ................           15,757                  13,507
                                                        ---------               ---------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD ..............           93,766                  74,923
   NET INCOME ..................................           11,467                  18,843
                                                        ---------               ---------
       BALANCE AT END OF PERIOD ................          105,233                  93,766
                                                        ---------               ---------

COMMON STOCK HELD IN TREASURY:
   BALANCE AT BEGINNING OF PERIOD ..............          (12,186)                 (2,973)
   COMMON SHARES REPURCHASED ...................           (7,333)                (12,081)
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN .......................                                    1,893
   ISSUANCE OF SHARES PURSUANT TO DIRECTOR
     STOCK PURCHASE PLAN .......................               15
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT ...............................              219                     975
   SHARES FORFEITED PURSUANT TO EMPLOYEE STOCK
     PURCHASE PLAN .............................             (320)
                                                        ---------               ---------
       BALANCE AT END OF PERIOD ................          (19,605)                (12,186)
                                                        ---------               ---------
       TOTAL SHAREHOLDERS' EQUITY ..............        $ 168,266               $ 161,440
                                                        =========               =========


The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                            For the Six Months Ended June 30,
                                                            --------------------------------
                                                                2000                1999
                                                              --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME ...........................................     $ 11,467            $ 14,177
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT GAIN .......................         (482)             (5,193)
     DEPRECIATION AND AMORTIZATION EXPENSE ..............        1,894               1,150
     DEFERRED INCOME TAX BENEFIT ........................       (1,894)               (340)
     CHANGE IN PREMIUMS RECEIVABLE ......................       (6,193)             (3,212)
     CHANGE IN OTHER RECEIVABLES ........................      (12,177)             (6,096)
     CHANGE IN DEFERRED ACQUISITION COSTS ...............       (4,173)             (3,881)
     CHANGE IN OTHER ASSETS .............................         (141)               (386)
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES ...........................................       22,310              10,850
     CHANGE IN UNEARNED PREMIUMS ........................       15,500              16,645
     CHANGE IN OTHER LIABILITIES ........................          844               1,788
                                                              --------            --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ......       26,955              25,502
                                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ....................       42,156              57,901
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ....................       14,745              17,850
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES .......................................       11,117              21,616
   COST OF FIXED MATURITIES SECURITIES AVAILABLE FOR
       SALE ACQUIRED ....................................      (78,090)            (76,970)
   COST OF EQUITY SECURITIES ACQUIRED ...................      (15,736)            (13,274)
   PURCHASE OF PROPERTY AND EQUIPMENT ...................       (1,897)             (1,389)
                                                              --------            --------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES..      (27,705)              5,734
                                                              --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET
     OF TAX BENEFIT .....................................          103                 373
   ISSUANCE OF SHARES PURSUANT TO DIRECTOR
       STOCK PURCHASE PLAN ..............................           15
   COLLECTION OF NOTES RECEIVABLE .......................          324                 310
   PROCEEDS FROM SHARES PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN .......................                               24
   COST OF COMMON STOCK REPURCHASED .....................       (7,333)
                                                              --------            --------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (6,891)                707
                                                              --------            --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .....................................       (7,641)             31,943
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........       26,230              31,573
                                                              --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............     $ 18,589            $ 63,516
                                                              ========            ========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES .........................................     $  5,422            $  3,334

NON-CASH FINANCING TRANSACTIONS:
   ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR
     NOTES RECEIVABLE ...................................     $   (318)           $    489


The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements as of and for the six months ended June 30, 2000 and 1999 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

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

6.   Comprehensive Income

     Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the six and three months ended June 30, 2000 and 1999 was $1.4 million and ($2.5) million respectively, and ($.1) million and ($2.1) million respectively. The related tax effect of Reclassification Adjustments for the six and three months ended June 30, 2000 and 1999 was ($.2) million and ($1.8) million respectively, and ($.1) million and ($2.0) million respectively.

7.   Segment Information

     The Company has divided its operations into three reportable segments: The Commercial Lines Underwriting Group which has underwriting responsibility for the Commercial Automobile, Commercial Property and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group which has underwriting responsibility for the professional liability insurance products; and The Personal Lines Group which designs, markets and underwrites personal property and casualty insurance products for the Manufactured Housing and Homeowners markets. Effective this quarter, due to a change in market focus, the previously reported Specialty Property Underwriting Group segment was restructured resulting in the combination of this Underwriting Group with the Commercial Lines Underwriting Group. Accordingly, prior information has been reclassified to reflect this change. The reportable segments operate solely within the United States. The segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segment's performance based upon underwriting results.

     Following is a tabulation of business segment information for the six and three months ended June 30, 2000 and 1999. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                                           Six Months Ended,
                                                 -------------------------------------------------------------------
                                                 Commercial    Specialty      Personal
                                                   Lines         Lines          Lines       Corporate        Total
                                                 -------------------------------------------------------------------
June 30, 2000:
Gross Written Premiums                           $ 103,861     $  33,598      $  29,530                    $ 166,989
                                                 -------------------------------------------------------------------
Net Written Premiums                             $  66,648     $  34,668      $  16,496                    $ 117,812
                                                 -------------------------------------------------------------------
Revenue:
  Net Earned Premiums                            $  64,473     $  25,348      $  13,097                    $ 102,918
  Net Investment Income                                                                        12,096         12,096
  Net Realized Investment Gain (Loss)                                                             482            482
  Other Income                                                                   10,802        (5,545)         5,257
                                                 -------------------------------------------------------------------
  Total Revenue                                     64,473        25,348         23,899         7,033        120,753
                                                 -------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses            37,576        15,892          6,745                       60,213
   Acquisition Costs and Other Underwriting
     Expenses                                                                     4,430        29,606         34,036
   Other Operating Expenses                                                       7,988        (1,747)         6,241
                                                 -------------------------------------------------------------------
   Total Losses and Expenses                        37,576        15,892         19,163        27,859        100,490
                                                 -------------------------------------------------------------------

Minority Interest: Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                3,623          3,623
                                                 -------------------------------------------------------------------

Income Before Income Taxes                          26,897         9,456          4,736       (24,449)        16,640

Total Income Tax Expense                                                                        5,173          5,173
                                                 -------------------------------------------------------------------

Net Income                                       $  26,897     $   9,456      $   4,736     $ (29,622)     $  11,467
                                                 ===================================================================

Total Assets                                                                  $ 138,259     $ 505,558      $ 643,817
                                                 ===================================================================


June 30, 1999:
Gross Written Premiums                           $  93,028     $  22,562      $   5,493                    $ 121,083
                                                 -------------------------------------------------------------------
Net Written Premiums                             $  64,408     $  18,935      $   4,944                    $  88,287
                                                 -------------------------------------------------------------------
Revenue:
  Net Earned Premiums                            $  58,809     $  14,772      $   2,336                    $  75,917
  Net Investment Income                                                                         9,850          9,850
  Net Realized Investment Gain                                                                  5,193          5,193
                                                 -------------------------------------------------------------------
  Total Revenue                                     58,809        14,772          2,336        15,043         90,960
                                                 -------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses            32,334         8,340          1,203                       41,877
   Acquisition Costs and Other Underwriting
     Expenses                                                                                  23,864         23,864
   Other Operating Expenses                                                                     1,296          1,296
                                                 -------------------------------------------------------------------
   Total Losses and Expenses                        32,334         8,340          1,203        25,160         67,037
                                                 -------------------------------------------------------------------

Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                3,623          3,623
                                                 -------------------------------------------------------------------
Income Before Income Taxes                          26,475         6,432          1,133       (13,740)        20,300

Total Income Tax Expense                                                                        6,123          6,123
                                                 -------------------------------------------------------------------
Net Income                                       $  26,475     $   6,432      $   1,133     $ (19,863)     $  14,177
                                                 ===================================================================
Total Assets                                                                                $ 509,557      $ 509,557
                                                 ===================================================================

                                                                       Three Months Ended,
                                                -------------------------------------------------------------------
                                                Commercial    Specialty      Personal
                                                  Lines         Lines          Lines        Corporate       Total
                                                -------------------------------------------------------------------
June 30, 2000:
Gross Written Premiums                          $  59,091     $  17,367      $  13,385                    $  89,843
                                                -------------------------------------------------------------------
Net Written Premiums                            $  37,755     $  16,602      $   5,327                    $  59,684
                                                -------------------------------------------------------------------
Revenue:
  Net Earned Premiums                           $  33,845     $  13,627      $   6,819                    $  54,291
  Net Investment Income                                                                        5,832          5,832
  Net Realized Investment Gain (Loss)                                                            389            389
  Other Income                                                                   7,113        (4,581)         2,532
                                                -------------------------------------------------------------------
  Total Revenue                                    33,845        13,627         13,932         1,640         63,044
                                                -------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses           19,943         8,534          3,496                       31,973
   Acquisition Costs and Other Underwriting
     Expenses                                                                    2,684        14,633         17,317
   Other Operating Expenses                                                      5,703        (2,272)         3,431
                                                -------------------------------------------------------------------
   Total Losses and Expenses                       19,943         8,534         11,883        12,361         52,721
                                                -------------------------------------------------------------------

Minority Interest:  Distributions on
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust                                                       1,812          1,812
                                                -------------------------------------------------------------------
Income Before Income Taxes                         13,902         5,093          2,049       (12,533)         8,511

Total Income Tax Expense                                                                       2,709          2,709
                                                -------------------------------------------------------------------
Net Income                                      $  13,902     $   5,093      $   2,049     $ (15,242)     $   5,802
                                                ===================================================================
Total Assets                                                                 $ 138,259     $ 505,558      $ 643,817
                                                ===================================================================


June 30, 1999:
Gross Written Premiums                          $  47,861     $  11,648      $   3,484                    $  62,993
                                                -------------------------------------------------------------------
Net Written Premiums                            $  32,429     $   9,844      $   3,209                    $  45,482
                                                -------------------------------------------------------------------
Revenue:
  Net Earned Premiums                           $  30,256     $   7,490      $   1,407                    $  39,153
  Net Investment Income                                                                        4,996          4,996
  Net Realized Investment Gain                                                                 5,683          5,683
                                                -------------------------------------------------------------------
  Total Revenue                                    30,256         7,490          1,407        10,679         49,832
                                                -------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses           16,671         4,219            725                       21,615
   Acquisition Costs and Other Underwriting
     Expenses                                                                                 12,087         12,087
   Other Operating Expenses                                                                      777            777
                                                -------------------------------------------------------------------
   Total Losses and Expenses                       16,671         4,219            725        12,864         34,479
                                                -------------------------------------------------------------------

Minority Interest:  Distributions on
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust                                                       1,812          1,812
                                                -------------------------------------------------------------------
Income Before Income Taxes                         13,585         3,271            682        (3,997)        13,541

Total Income Tax Expense                                                                       4,301          4,301
                                                -------------------------------------------------------------------

Net Income                                      $  13,585     $   3,271      $     682     $  (8,298)     $   9,240
                                                ===================================================================
Total Assets                                                                               $ 509,557      $ 509,557
                                                ===================================================================

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


GENERAL

Although the Company's financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include:

   - Industry factors - Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. In the current environment, insurance industry pricing in general continues to be soft; however, the Company's strategy is to focus on underwriting profits and accordingly the Company's marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

   - Competition - The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

   - Regulation - The Company's insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

   - Inflation - Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may effect such amounts is known.

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


RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2000 VS JUNE 30, 1999)

         Premiums: Gross written premiums grew $45.9 million (37.9%) to $167.0 million for the six months ended June 30, 2000 from $121.1 million for the same period of 1999; gross earned premiums grew $46.9 million (44.8%) to $151.7 million for the six months ended June 30, 2000 from $104.8 million for the same period of 1999; net written premiums increased $29.5 million (33.4%) to $117.8 million for the six months ended June 30, 2000 from $88.3 million for the same period of 1999; and net earned premiums grew $27.0 million (35.6%) to $102.9 million in 2000 from $75.9 million in 1999.

The respective gross written and net written premium increases for commercial lines and specialty lines products for the six months ended June 30, 2000 vs. 1999 amount to $11.6 million and $7.1 million for commercial lines products, and $11.0 million and $15.7 million for specialty lines products. Overall premium growth in the commercial lines segment has been offset in part by the Company's decision not to renew certain policies in the commercial automobile and specialty property niches due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels. The overall growth in premiums are attributable to a number of factors:

- The acquisition of Liberty, resulting in an increase of $24.0 million and $11.6 million in gross and net manufactured housing, preferred homeowners and National Flood Insurance Program written premiums, respectively.

- Displacement of agency relationships in the marketplace due to the consolidation of certain competitor property and casualty insurance companies resulting in additional prospects and business.

- Recent rating agency downgrades of certain property and casualty insurance companies resulting in their diminished presence in the company's product niches resulting in additional prospects and business.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


- Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

-    Modest pricing increases on select casualty renewal business.

         Net Investment Income: Net investment income approximated $12.1 million for the six months ended June 30, 2000 and $9.9 million for the same period of 1999. Total investments grew to $423.4 million at June 30, 2000 from $349.6 million at June 30, 1999. The growth in investment income is due to investing net cash flows provided from operating activities, the reinvesting of the net proceeds from equity security sales in fixed maturity securities, and the net investable assets acquired in the Company's acquisition of Liberty.

         Net Realized Investment Gain: Net realized investment gains were $0.5 million for the six months ended June 30, 2000 and $5.2 million for the same period in 1999. During the quarter ended June 30, 1999 the Company sold certain fixed maturity and equity investments which resulted in net realized gains of $5.7 million. The proceeds from these sales were utilized for the cash purchase price and repayment of certain obligations at the July 16, 1999 closing of the Liberty acquisition. The remaining proceeds were invested in fixed maturity securities in order to lessen the Company's holdings in certain common stock positions and increase current investment income.

         Other Income: Other income approximated $5.3 million for the six months ended June 30, 2000 and $0.0 for the same period of 1999. This increase is primarily attributed to commissions earned on personal lines brokered business arising from the acquisition of Liberty.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $18.3 million (43.7%) to $60.2 million for the six months ended June 30, 2000 from $41.9 million for the same period of 1999 and the loss ratio increased to 58.5% in 2000 from 55.2% in 1999. The increase in net loss and loss adjustment expenses was due principally to the 35.6% growth in net earned premiums and in part to the relative growth in the professional liability and specialty property product lines which incur higher relative loss experience.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $10.1 million (42.3%) to $34.0 million for the six months ended June 30, 2000 from $23.9 million for the same period of 1999. This increase was due primarily to the 35.6% growth in net earned premiums and in part to the higher acquisition costs as a result of the relative changes in the Company's product and associated distribution channel mix (see Results of Operations "Premiums").

         Other Operating Expenses: Other operating expenses increased $4.9 million to $6.2 million for the six months ended June 30, 2000 from $1.3 million for the same period of 1999. The increase in other operating expenses was primarily due to the operating expenses of the Company's brokered personal lines business ($3.9 million), and goodwill amortization ($.8 million), both arising from the acquisition of Liberty.

         Income Tax Expense: The Company's effective tax rate for the six months ended June 30, 2000 and 1999 was 31.1% and 30.2%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities offset in part by non-deductible goodwill amortization. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.


RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2000 VS JUNE 30, 1999)

         Premiums: Gross written premiums grew $26.8 million (42.5%) to $89.8 million for the three months ended June 30, 2000 from $63.0 million for the same period of 1999; gross earned premiums grew $26.4 million (48.5%) to $80.8 million for the three months ended June 30, 2000 from $54.4 million for the same period of 1999; net written premiums increased $14.2 million (31.2%) to $59.7 million for the three months ended June 30, 2000 from $45.5 million for the same period of 1999; and net earned premiums grew $15.1 million (33.2%) to $54.3 million in 2000 from $39.2 million in 1999.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


         The respective gross written and net written premium increases for commercial lines and specialty lines products for the three months ended June 30, 2000 vs. 1999 amount to $11.8 million and $8.3 million for commercial lines products, and $5.7 million and $6.8 million for specialty lines products. Overall premium growth in the commercial lines segment has been offset in part by the Company's decision not to renew certain policies in its commercial automobile and specialty property product niches due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels. The overall growth in premiums are attributable to a number of factors:

- The acquisition of Liberty, resulting in an increase of $9.9 million and $2.1 million in gross and net manufactured housing, preferred homeowners and National Flood Insurance Program written premiums, respectively.

- Displacement of agency relationships in the marketplace due to the consolidation of certain competitor property and casualty insurance companies resulting in additional prospects and business.

- Recent rating agency down grades of certain property and casualty insurance companies resulting in their diminished presence in the company's product niches resulting in additional prospects and business.

- Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

-    Modest pricing increases on select casualty renewal business.

         Net Investment Income: Net investment income approximated $5.8 million for the three months ended June 30, 2000 and $5.0 million for the same period of 1999. Total investments grew to $423.4 million at June 30, 2000 from $349.6 million at June 30, 1999. The growth in investment income is due to investing net cash flows provided from operating activities, the reinvesting of the proceeds from equity security sales in fixed maturity securities, and the net investable assets acquired in the Company's acquisition of Liberty.

         Net Realized Investment Gain: Net realized investment gains were $0.4 million for the three months ended June 30, 2000 and $5.7 million for the same period in 1999. During the quarter ended June 30, 1999 the Company sold certain fixed maturity and equity investments which resulted in net realized gains of $5.7 million. The proceeds from these sales were utilized for the cash purchase price and repayment of certain obligations at the July 16, 1999 closing of the Liberty acquisition. The remaining proceeds were invested in fixed maturity securities in order to increase current investment income and to lessen the Company's holdings in certain common stock positions.

         Other Income: Other income approximated $2.5 million for the three months ended June 30, 2000 and $0.0 for the same period of 1999. This increase is primarily attributed to commissions earned on personal lines brokered business arising from the acquisition of Liberty.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $10.4 million (48.1%) to $32.0 million for the three months ended June 30, 2000 from $21.6 million for the same period of 1999 and the loss ratio increased to 58.9% in 2000 from 55.2% in 1999. The increase in net loss and loss adjustment expenses was due principally to the 33.2% growth in net earned premiums and in part to the relative growth in the professional liability product line which incurs higher relative loss experience.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $5.2 million (43.0%) to $17.3 million for the three months ended June 30, 2000 from $12.1 million for the same period of 1999. This increase was due primarily to the 33.2% growth in net earned premiums and in part to the higher acquisition costs as a result of the relative changes in the Company's product and associated distribution channel mix (see Results of Operations "Premiums").

         Other Operating Expenses: Other operating expenses increased $2.6 million to $3.4 million for the three months ended June 30, 2000 from $0.8 million for the same period of 1999. The increase in other operating expenses was primarily due to the operating expenses of the Company's brokered personal lines business ($2.0 million), and goodwill amortization ($0.4 million), both arising from the acquisition of Liberty.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


         Income Tax Expense: The Company's effective tax rate for the three months ended June 30, 2000 and 1999 was 31.8% and 31.8%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities offset in part by non-deductible goodwill amortization.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2000 the Company's investments experienced unrealized investment appreciation of $2.3 million, net of the related deferred tax expense of $1.2 million. At June 30, 2000, the Company had total investments with a carrying value of $423.4 million, of which 80.7% consisted of investments in investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 19.3% of the Company's total investments consisted primarily of publicly traded common stock securities.

         At its July 20, 2000 meeting, the Company's Board of Directors authorized the repurchase of an additional $10.0 million of the Company's common stock. This authorization is in addition to the previously announced $30.0 million common stock buyback authorization. The purchases are made from time to time in the open market or through privately negotiated transactions. The Company purchased 806,400 shares of its common stock during the six months ended June 30, 2000 for $12.4 million under its stock buyback authorization.

         During the second quarter 2000, the Company extended the lease agreement for its headquarters office space through February 2008. The aggregate future minimum rental payments for the additional 5 year lease term approximate $6.0 million.

         The Company produced net cash from operations of $27.0 million and $25.5 million, respectively, for the six months ended June 30, 2000 and 1999. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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


YEAR 2000 ISSUES

         Many existing computer programs use only two digits, instead of four, to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create incorrect results on or after the Year 2000. The "Year 2000" issue affects computer and information technology systems, as well as non-information technology systems which include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs that may not properly recognize the year 2000 or beyond. As of August 1, 2000 the Company has not experienced any Year 2000 issues with respect to either computer and information technology systems, or non-information technology systems.

         The Company issues professional liability coverage, including directors and officers liability, and commercial multi-peril insurance policies. Coverage under certain of these policies may cover losses suffered by insureds as a result of the Year 2000 issues. Professional liability policies are written on a "claim made and reported" basis. Since early 1997 approximately 50% of these policies have included a Year 2000 exclusion endorsement. The Company includes a Year 2000 exclusion endorsement on virtually all new or renewing professional liability policies providing coverage effective January 1, 1999 and thereafter. On occasion, for

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


qualifying accounts, the Company's underwriters may remove the exclusion after receipt and review of a satisfactory supplemental application (which includes a warranty statement) and other underwriting information. With respect to commercial multi-peril policies, the Company believes that it should not be held liable for claims arising from the Year 2000 issue under comprehensive general liability policies. However, the Company cannot determine whether or to what extent courts may find liability for such claims. Additionally, expenses could be incurred to contest Year 2000 issue coverage claims, even if the Company prevails in its position. As a result, it cannot presently be determined what, if any, insurance exposure ultimately exists for Year 2000 issue claims. However, no Year 2000 issue claims have been reported to the Company as of August 1, 2000. There can be no assurance that such Year 2000 issues will not materially adversely affect the Company.


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

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's annual meeting of shareholders held on May 4, 2000, the following members were elected to the Board of Directors:

                                    Votes For    Votes Withheld
                                    ---------    --------------
         William J. Henrich, Jr.    7,461,515        3,700
         Paul R. Hertel, Jr.        7,461,515        3,700
         Roger L. Larson            7,461,515        3,700
         James J. Maguire           7,461,515        3,700
         James J. Maguire, Jr.      7,461,515        3,700
         Thomas J. McHugh           7,461,515        3,700
         Michael J. Morris          7,461,515        3,700
         Dirk A. Stuurop            7,461,515        3,700
         Sean S. Sweeney            7,461,515        3,700
         J. Eustace Wolfington      7,461,515        3,700

         The following other matters were approved at the Annual Meeting:

                                                                      Votes For    Votes Against    Abstentions
                                                                      ---------    -------------    -----------
          Approval of an Amendment to the Company's Employee Stock
          Purchase Plan to increase the number of shares subject
          to purchase under the plan from 500,000 to 1,000,000
          shares                                                      7,234,624       182,267         48,324

          Approval of the Appointment of PricewaterhouseCoopers
          LLP as Independent Auditors for the Fiscal Year Ending
          December 31, 2000                                           7,464,545         600             70

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


Date August 8, 2000               /s/ James J. Maguire
     ------------------------     -------------------------------------------
                                  James J. Maguire
                                  Chairman of the Board of Directors,
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date August 8, 2000               /s/ Craig P. Keller
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
                                   (Unaudited)

                                                        As of and For the Three         As of and For the Six
                                                         Months Ended June 30,           Months Ended June 30
                                                        -----------------------        ------------------------
                                                          2000           1999            2000            1999
                                                        --------       --------        --------        --------

Weighted-Average Common Shares Outstanding                12,122         12,236          12,225          12,223

Weighted-Average Share Equivalents  Outstanding            2,582          2,864           2,534           2,845
                                                        --------       --------        --------        --------

Weighted-Average Shares and Share
 Equivalents Outstanding                                  14,704         15,100          14,759          15,068
                                                        ========       ========        ========        ========

Net Income                                              $  5,802       $  9,240        $ 11,467        $ 14,177
                                                        ========       ========        ========        ========

Basic Earnings per Share                                $   0.48       $   0.76        $   0.94        $   1.16
                                                        ========       ========        ========        ========

Diluted Earnings per Share                              $   0.39       $   0.61        $   0.78        $   0.94
                                                        ========       ========        ========        ========