Form 10-Q
period 2000-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2000-11-08
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

                                   YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 2000.

Common Stock, no par value, 11,781,545 shares outstanding,

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



Part I - Financial Information

         Consolidated Balance Sheets - September 30, 2000 and
          December 31, 1999                                                                      3

         Consolidated Statements of Operations and Comprehensive
           Income - For the three and nine months ended
           September 30, 2000 and 1999                                                           4

         Consolidated Statements of Changes in Shareholders' Equity - For the
           nine months ended September 30, 2000 and year ended
           December 31, 1999                                                                     5

         Consolidated Statements of Cash Flows - For the nine
           months ended September 30, 2000 and 1999                                              6

         Notes to Consolidated Financial Statements                                             7-10

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                 11-16

         Quantitative and Qualitative Disclosures About Market Risk                             17

Part II - Other Information                                                                     18


Signatures                                                                                      19

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                                                             As of
                                                                          --------------------------------------------
                                                                           September 30,              December 31,
                                                                                2000                      1999
                                                                          -----------------         ------------------
                               ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $378,750 AND $331,774).....................          $    373,858              $     321,018
   EQUITY SECURITIES AT MARKET (COST $35,153
     AND $41,231)...............................................                63,947                     72,768
                                                                          ------------              -------------
       TOTAL INVESTMENTS........................................               437,805                    393,786

   CASH AND CASH EQUIVALENTS....................................                20,172                     26,230
   ACCRUED INVESTMENT INCOME....................................                 4,870                      5,027
   PREMIUMS RECEIVABLE..........................................                67,815                     49,176
   PREPAID REINSURANCE PREMIUMS AND REINSURANCE
     RECEIVABLES................................................                74,955                     54,920
   DEFERRED ACQUISITION COSTS...................................                33,161                     26,054
   PROPERTY AND EQUIPMENT.......................................                10,410                      9,277
   GOODWILL LESS ACCUMULATED AMORTIZATION OF $3,739 AND
     $2,620 ....................................................                27,682                     28,801
   OTHER ASSETS.................................................                 5,317                      5,780
                                                                          ------------              -------------
       TOTAL ASSETS ............................................          $    682,187              $     599,051
                                                                          ============              =============


LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES.....................          $    226,680              $     188,063
   UNEARNED PREMIUMS............................................               143,785                    111,606
                                                                          ------------              -------------
       TOTAL POLICY LIABILITIES AND ACCRUALS....................               370,465                    299,669
   PREMIUMS PAYABLE.............................................                22,486                     22,223
   OTHER LIABILITIES............................................                17,119                     14,762
   DEFERRED INCOME TAXES........................................                 2,054                      2,052
                                                                          ------------              -------------
       TOTAL LIABILITIES........................................               412,124                    338,706
                                                                          ------------              -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
   COMPANY OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST
   HOLDING SOLELY DEBENTURES OF COMPANY.........................                98,905                     98,905
                                                                          ------------              -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING................................
   COMMON STOCK, NO PAR VALUE,
     50,000,000 SHARES AUTHORIZED, 13,381,924 SHARES ISSUED.....                68,661                     68,859
   NOTES RECEIVABLE FROM SHAREHOLDERS...........................                (1,641)                    (2,506)
   ACCUMULATED OTHER COMPREHENSIVE INCOME.......................                15,536                     13,507
   RETAINED EARNINGS............................................               113,361                     93,766
   LESS COST OF COMMON STOCK HELD IN TREASURY,
     1,603,375 AND 791,016 SHARES...............................               (24,759)                   (12,186)
                                                                          ------------              -------------
       TOTAL SHAREHOLDERS' EQUITY...............................               171,158                    161,440
                                                                          ------------              -------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............          $    682,187              $     599,051
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                             For the Three Months                 For the Nine Months
                                                              Ended September 30,                  Ended September 30,
                                                          ----------------------------         ---------------------------
                                                             2000              1999               2000             1999
                                                          -----------       ----------         ----------       ----------
REVENUE:
   NET WRITTEN PREMIUMS..............................     $    73,711       $   49,180         $  191,523       $  137,467
   CHANGE IN NET UNEARNED PREMIUMS
      (INCREASE).....................................         (14,440)          (3,972)           (29,334)         (16,342)
                                                          -----------       ----------         ----------       ----------
   NET EARNED PREMIUMS...............................          59,271           45,208            162,189          121,125
   NET INVESTMENT INCOME.............................           6,030            5,411             18,126           15,261
   NET REALIZED INVESTMENT GAIN......................           3,556               48              4,038            5,241
   OTHER INCOME......................................           2,268            1,999              7,525            1,999
                                                          -----------       ----------         ----------       ----------
     TOTAL REVENUE...................................          71,125           52,666            191,878          143,626
                                                          -----------       ----------         ----------       ----------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES.................          50,957           40,082            129,098           87,578
   NET REINSURANCE RECOVERIES........................         (16,987)          (7,430)           (34,915)         (13,049)
                                                          -----------       ----------         ----------       ----------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES.............          33,970           32,652             94,183           74,529
   ACQUISITION COSTS AND OTHER
        UNDERWRITING EXPENSES........................          19,532           14,958             53,568           38,822
   OTHER OPERATING EXPENSES..........................           3,721            2,728              9,962            4,024
                                                          -----------       ----------         ----------       ----------
     TOTAL LOSSES AND EXPENSES.......................          57,223           50,338            157,713          117,375
                                                          -----------       ----------         ----------       ----------

MINORITY INTEREST:
DISTRIBUTIONS ON COMPANY OBLIGATED
MANDATORILY REDEEMABLE PREFERRED SECURITIES
OF SUBSIDIARY TRUST..................................           1,811            1,811              5,434            5,434
                                                          -----------       ----------         ----------       ----------

INCOME BEFORE INCOME TAXES...........................          12,091              517             28,731           20,817
                                                          -----------       ----------         ----------       ----------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT...........................................           3,129             (476)            10,196            5,987
   DEFERRED..........................................             834              381             (1,060)              41
                                                          -----------       ----------         ----------       ----------

     TOTAL INCOME TAX EXPENSE........................           3,963              (95)             9,136            6,028
                                                          -----------       ----------         ----------       ----------

     NET INCOME......................................     $     8,128       $      612         $   19,595       $   14,789
                                                          ===========       ==========         ==========       ==========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   HOLDING GAIN (LOSS) ARISING DURING PERIOD.........           2,090           (4,097)             4,654           (8,708)
   RECLASSIFICATION ADJUSTMENT.......................          (2,311)             (31)            (2,625)          (3,407)
                                                          -----------       ----------         ----------       ----------
   OTHER COMPREHENSIVE INCOME (LOSS).................            (221)          (4,128)             2,029          (12,115)
                                                          -----------       ----------         ----------       ----------

COMPREHENSIVE INCOME (LOSS)..........................     $     7,907       $   (3,516)        $   21,624       $    2,674
                                                          ===========       ===========        ==========       ==========


PER SHARE DATA:
   BASIC EARNINGS PER SHARE..........................     $      0.69       $     0.05         $     1.62       $     1.19
                                                          ===========       ==========         ==========       ==========
   DILUTED EARNINGS PER SHARE........................     $      0.56       $     0.04         $     1.34       $     0.97
                                                          ===========       ==========         ==========       ==========

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING.......................................      11,825,698        12,964,320        12,090,905       12,472,743
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING.......................................       2,603,161         2,688,167         2,550,705        2,794,694
                                                          -----------       -----------        ----------       ----------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING...........................      14,428,859        15,652,487        14,641,610       15,267,437
                                                          ===========       ===========        ==========       ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                                         For the Nine Months               For the Year Ended
                                                                         Ended September 30,                  December 31,
                                                                                2000                              1999
                                                                        ---------------------              ----------------
COMMON STOCK:
   BALANCE AT BEGINNING OF PERIOD...............................          $          68,859                 $          44,796
   ISSUANCE OF SHARES PURSUANT TO ACQUISITION
     AGREEMENT..................................................                                                       25,000
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN........................................                                                         (420)
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT................................................                       (141)                             (517)
   ISSUANCE OF SHARES PURSUANT TO PREFERRED
     AGENT STOCK PURCHASE PLAN..................................                        (52)
   SHARES FORFEITED PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN........................................                         (5)
                                                                          -----------------                 -----------------
       BALANCE AT END OF PERIOD.................................                     68,661                            68,859
                                                                          -----------------                 -----------------

NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD...............................                     (2,506)                           (1,680)
   NOTES RECEIVABLE ISSUED PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN...............................                                                       (1,445)
   SHARES FORFEITED PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN........................................                        385
   COLLECTION OF NOTES RECEIVABLE...............................                        480                               619
                                                                          -----------------                 -----------------
       BALANCE AT END OF PERIOD.................................                     (1,641)                           (2,506)
                                                                          -----------------                 -----------------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
     BALANCE AT BEGINNING OF PERIOD.............................                     13,507                            22,417
     OTHER COMPREHENSIVE INCOME, NET OF TAXES...................                      2,029                            (8,910)
                                                                          -----------------                 -----------------
       BALANCE AT END OF PERIOD.................................                     15,536                            13,507
                                                                          -----------------                 -----------------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD...............................                     93,766                            74,923
   NET INCOME...................................................                     19,595                            18,843
                                                                          -----------------                 -----------------
       BALANCE AT END OF PERIOD.................................                    113,361                            93,766
                                                                          -----------------                 -----------------

COMMON STOCK HELD IN TREASURY:
   BALANCE AT BEGINNING OF PERIOD...............................                    (12,186)                           (2,973)
   COMMON SHARES REPURCHASED....................................                    (12,692)                          (12,081)
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE
     STOCK PURCHASE PLAN........................................                                                        1,893
   ISSUANCE OF SHARES PURSUANT TO DIRECTOR
     STOCK PURCHASE PLAN........................................                         25
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF
     TAX BENEFIT................................................                        265                               975
   ISSUANCE OF SHARES PURSUANT TO PREFERRED
     AGENT STOCK PURCHASE PLAN..................................                        209
   SHARES FORFEITED PURSUANT TO EMPLOYEE STOCK
     PURCHASE PLAN..............................................                       (380)
                                                                           ----------------                  ----------------
       BALANCE AT END OF PERIOD.................................                    (24,759)                          (12,186)
                                                                           ----------------                  ----------------
       TOTAL SHAREHOLDERS' EQUITY...............................           $        171,158                  $        161,440
                                                                           ================                  ================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                  ----------------------------
                                                                     2000               1999
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME ..........................................          $  19,595           $  14,789
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT GAIN ......................             (4,038)             (5,241)
     DEPRECIATION AND AMORTIZATION EXPENSE .............              2,844               2,066
     DEFERRED INCOME TAX EXPENSE (BENEFIT) .............             (1,060)                 41
   CHANGE IN PREMIUMS RECEIVABLE .......................            (18,639)                431
     CHANGE IN OTHER RECEIVABLES .......................            (19,878)            (23,601)
     CHANGE IN DEFERRED ACQUISITION COSTS ..............             (7,107)             (5,109)
     CHANGE IN OTHER ASSETS ............................                557              (2,218)
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES ..........................................             38,617              31,638
     CHANGE IN UNEARNED PREMIUMS .......................             32,179              28,351
     CHANGE IN OTHER LIABILITIES .......................              2,620               4,655
     TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS                 81                 214
                                                                  ---------           ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .....             45,771              46,016
                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ...................             94,560              69,644
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES AVAILABLE FOR SALE ...................             22,900              32,799
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES ......................................             34,242              28,162
   COST OF FIXED MATURITIES SECURITIES AVAILABLE FOR
       SALE ACQUIRED ...................................           (166,449)           (122,949)
   COST OF EQUITY SECURITIES ACQUIRED ..................            (22,394)            (20,287)
   PAYMENT FOR ACQUISITION, NET OF CASH ACQUIRED .......                                 (7,372)
   PURCHASE OF PROPERTY AND EQUIPMENT ..................             (2,701)             (1,920)
                                                                  ---------           ---------
       NET CASH USED BY INVESTING ACTIVITIES ...........            (39,842)            (21,923)
                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   EXERCISE OF EMPLOYEE STOCK OPTIONS ..................                 43                 159
   ISSUANCE OF SHARES PURSUANT TO DIRECTOR
       STOCK PURCHASE PLAN .............................                 25
   ISSUANCE OF SHARES PURSUANT TO PREFERRED
       AGENT STOCK PURCHASE PLAN .......................                157
   COLLECTION OF NOTES RECEIVABLE ......................                480                 488
   PROCEEDS FROM SHARES PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN ......................                                     24
   COST OF COMMON STOCK REPURCHASED ....................            (12,692)            (10,758)
                                                                  ---------           ---------
         NET CASH USED BY FINANCING ACTIVITIES .........            (11,987)            (10,087)
                                                                  ---------           ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ....................................             (6,058)             14,006
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......             26,230              31,573
                                                                  ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............          $  20,172           $  45,579
                                                                  =========           =========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ........................................          $   7,760           $   7,232

NON-CASH FINANCING TRANSACTIONS:
   ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR
     NOTES RECEIVABLE ..................................          $    (380)          $     488


               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

   The consolidated financial statements as of and for the three and nine months ended September 30, 2000 and 1999 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

   These financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

2. Acquisitions

   On July 16, 1999, Philadelphia Consolidated Holding Corp. (the "Company") closed on its acquisition of Liberty American Insurance Group, Inc. ("Liberty") for a purchase price of $45.0 million, and a contingent additional amount of up to $5.0 million based upon the combined calendar year 1999 and 2000 earnings for the acquired business. Of the purchase price, $20.0 million was paid in cash and the balance in 1,037,772 shares of common stock of the Company. Any contingent additional amount will be paid in cash. The acquisition is being accounted for using the purchase method of accounting.

3. Goodwill

   Goodwill resulting from the acquisition of Liberty amounted to $29.2 million. This amount represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over 20 years.

4. Earnings Per Share

   Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and nine months ended September 30, 2000 and 1999, respectively:


                                                     As of and For the Three      As of and For the Nine
                                                          Months Ended               Months Ended
                                                          September 30,               September 30
                                                      ---------------------       ---------------------
                                                        2000          1999         2000           1999
                                                      -------       -------       -------       -------
Weighted-Average Common Shares Outstanding             11,826        12,964        12,091        12,473

Weighted-Average Share Equivalents
Outstanding                                             2,603         2,688         2,551         2,795
                                                      -------       -------       -------       -------

Weighted-Average Shares and Share
Equivalents Outstanding                                14,429        15,652        14,642        15,268
                                                      =======       =======       =======       =======

Net Income                                            $ 8,128       $   612       $19,595       $14,789
                                                      =======       =======       =======       =======

Basic Earnings per Share                              $  0.69       $  0.05       $  1.62       $  1.19
                                                      =======       =======       =======       =======

Diluted Earnings per Share                            $  0.56       $  0.04       $  1.34       $  0.97
                                                      =======       =======       =======       =======

5. Income Taxes

   The effective tax rate differs from the 35% marginal tax rate principally as a result of interest exempt from tax, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

6. Comprehensive Income

   Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the nine and three months ended September 30, 2000 and 1999 was $2.5 million and ($4.7) million respectively, and $1.1 million and ($2.2) million respectively. The related tax effect of Reclassification Adjustments for the nine and three months ended September 30, 2000 and 1999 was ($1.4) million and ($1.8) million respectively, and ($1.2) million and $0 million respectively.

7. Segment Information

   The Company has divided its operations into three reportable segments: The Commercial Lines Underwriting Group which has underwriting responsibility for the Commercial Automobile, Commercial Property and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group which has underwriting responsibility for the professional liability insurance products; and The Personal Lines Group which designs, markets and underwrites personal property and casualty insurance products for the Manufactured Housing and Homeowners markets. Effective June 30, 2000, due to a change in market focus, the previously reported Specialty Property Underwriting Group segment was restructured resulting in the combination of this Underwriting Group with the Commercial Lines Underwriting Group. Accordingly, prior information has been reclassified to reflect this change. The reportable segments operate solely within the United States. The segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segment's performance based upon underwriting results.

   Following is a tabulation of business segment information for the nine and three months ended September 30, 2000 and 1999. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                                      Nine Months Ended,
                                               ------------------------------------------------------------------
                                               Commercial    Specialty    Personal
                                                  Lines        Lines        Lines        Corporate      Total
                                               ------------------------------------------------------------------
September 30, 2000:
Gross Written Premiums                         $  178,308   $   51,691   $   41,111                  $  271,110
                                               ------------------------------------------------------------------
Net Written Premiums                           $  118,184   $   51,945   $   21,394                  $  191,523
                                               ------------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $  101,501   $   40,603   $   20,085                  $  162,189
  Net Investment Income                                                                     18,126       18,126
  Net Realized Investment Gain                                                               4,038        4,038
  Other Income                                                               14,953         (7,428)       7,525
                                               ------------------------------------------------------------------
  Total Revenue                                   101,501       40,603       35,038         14,736      191,878
                                               ------------------------------------------------------------------

Losses and Expenses:
  Net Loss and Loss Adjustment Expenses            59,242       25,438        9,503                      94,183
  Acquisition Costs and Other Underwriting
    Expenses                                                                  6,960         46,608       53,568
  Other Operating Expenses                                                   11,863         (1,901)       9,962
                                               ------------------------------------------------------------------
  Total Losses and Expenses                        59,242       25,438       28,326         44,707      157,713
                                               ------------------------------------------------------------------

Minority Interest:
  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                             5,434        5,434
                                               ------------------------------------------------------------------

Income Before Income Taxes                         42,259       15,165        6,712        (35,405)      28,731
Total Income Tax Expense                                                                     9,136        9,136
                                               ------------------------------------------------------------------

Net Income                                     $   42,259   $   15,165   $    6,712     $  (44,541)  $   19,595
                                               ==================================================================
Total Assets                                                             $  145,153     $  537,034   $  682,187
                                               ==================================================================

September 30, 1999:
Gross Written Premiums                         $  153,923   $   35,523   $   14,940                  $  204,386
                                               ------------------------------------------------------------------
Net Written Premiums                           $   97,269   $   30,009   $   10,189                  $  137,467
                                               ------------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $   90,162   $   23,480   $    7,483                  $  121,125
  Net Investment Income                                                                     15,261       15,261
  Net Realized Investment Gain                                                               5,241        5,241
  Other Income                                                                3,513         (1,514)       1,999
                                               ------------------------------------------------------------------
  Total Revenue                                    90,162       23,480       10,996         18,988      143,626
                                               ------------------------------------------------------------------

Losses and Expenses:
  Net Loss and Loss Adjustment Expenses            56,550       13,245        4,734                      74,529
  Acquisition Costs and Other Underwriting
    Expenses                                                                  2,323         36,499       38,822
  Other Operating Expenses                                                    3,266            758        4,024
                                               ------------------------------------------------------------------
  Total Losses and Expenses                        56,550       13,245       10,323         37,257      117,375
                                               ------------------------------------------------------------------

Minority Interest:
  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                             5,434        5,434
                                               ------------------------------------------------------------------

Income Before Income Taxes                         33,612       10,235          673        (23,703)      20,817
Total Income Tax Expense                                                                     6,028        6,028
                                               ------------------------------------------------------------------

Net Income                                     $   33,612   $   10,235   $      673     $  (29,731)  $   14,789
                                               ==================================================================

Total Assets                                                             $   78,320     $  494,458   $  572,778
                                               ==================================================================

                                                                      Three Months Ended,
                                               ------------------------------------------------------------------
                                               Commercial    Specialty    Personal
                                                  Lines        Lines        Lines        Corporate      Total
                                               ------------------------------------------------------------------
September 30, 2000:
Gross Written Premiums                         $   74,446   $   18,094   $   11,582                  $  104,122
                                               ------------------------------------------------------------------
Net Written Premiums                           $   51,536   $   17,277   $    4,898                  $   73,711
                                               ------------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $   37,028   $   15,255   $    6,988                  $   59,271
  Net Investment Income                                                                      6,030        6,030
  Net Realized Investment Gain                                                               3,556        3,556
  Other Income                                                                4,151         (1,883)       2,268
                                               ------------------------------------------------------------------
  Total Revenue                                    37,028       15,255       11,139          7,703       71,125
                                               ------------------------------------------------------------------

Losses and Expenses:
  Net Loss and Loss Adjustment Expenses            21,666        9,546        2,758                      33,970
  Acquisition Costs and Other Underwriting
    Expenses                                                                  2,530         17,002       19,532
  Other Operating Expenses                                                    3,875           (154)       3,721
                                               ------------------------------------------------------------------
  Total Losses and Expenses                        21,666        9,546        9,163         16,848       57,223
                                               ------------------------------------------------------------------

Minority Interest:
  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                             1,811        1,811
                                               ------------------------------------------------------------------

Income Before Income Taxes                         15,362        5,709        1,976        (10,956)      12,091
Total Income Tax Expense                                                                     3,963        3,963
                                               ------------------------------------------------------------------

Net Income                                     $   15,362   $    5,709   $    1,976     $  (14,919)  $    8,128
                                               ==================================================================
Total Assets                                                             $  145,153     $  537,034   $  682,187
                                               ==================================================================

September 30, 1999:
  Gross Written Premiums                       $   60,895   $   12,961   $    9,447                  $   83,303
                                               ------------------------------------------------------------------
Net Written Premiums                           $   32,854   $   11,075   $    5,251                  $   49,180
                                               ------------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $   31,354   $    8,707   $    5,147                  $   45,208
  Net Investment Income                                                                      5,411        5,411
  Net Realized Investment Gain                                                                  48           48
  Other Income                                                                3,513         (1,514)       1,999
                                               ------------------------------------------------------------------
  Total Revenue                                    31,354        8,707        8,660          3,945       52,666
                                               ------------------------------------------------------------------

Losses and Expenses:
  Net Loss and Loss Adjustment Expenses            24,215        4,905        3,532                      32,652
  Acquisition Costs and Other Underwriting
    Expenses                                                                  2,323         12,635       14,958
  Other Operating Expenses                                                    3,266           (538)       2,728
                                               ------------------------------------------------------------------
  Total Losses and Expenses                        24,215        4,905        9,121         12,097       50,338
                                               ------------------------------------------------------------------

Minority Interest:
  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                             1,811        1,811
                                               ------------------------------------------------------------------

Income Before Income Taxes                          7,139        3,802         (461)        (9,963)         517

Total Income Tax Benefit                                                                       (95)         (95)
                                               ------------------------------------------------------------------

Net Income                                     $    7,139   $    3,802   $     (461)    $   (9,868)  $      612
                                               ==================================================================

Total Assets                                                             $   78,320     $  494,458   $  572,778
                                               ==================================================================

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

Although the Company's financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include:

o Industry factors - Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company's strategy is and has been to focus on underwriting profits and accordingly the Company's marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

o Competition - The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

o Regulation - The Company's insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

o Inflation - Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may effect such amounts is known.

o Investment Risk - Substantial future increases in interest rates could result in a decline in the market value of the Company's investment portfolio and resulting losses and/or reduction in shareholders' equity.

o Catastrophe Exposure - The Company's insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under these insurance policies.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2000 VS SEPTEMBER 30,
1999)

         Premiums: Gross written premiums grew $66.7 million (32.6%) to $271.1 million for the nine months ended September 30, 2000 from $204.4 million for the same period of 1999; gross earned premiums grew $62.3 million (35.2%) to $239.1 million for the nine months ended September 30, 2000 from $176.8 million for the same period of 1999; net written premiums increased $54.0 million (39.3%) to $191.5 million for the nine months ended September 30, 2000 from $137.5 million for the same period of 1999; and net earned premiums grew $41.1 million (33.9%) to $162.2 million in 2000 from $121.1 million in 1999.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2000 vs. September 30, 1999 amount to $24.4 million (15.9%), $16.2 million (45.6%) and $26.2 million (175.8%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

o The acquisition of Liberty, resulting in an increase of $26.2 million in gross manufactured housing, preferred homeowners and National Flood Insurance Program written premiums.

o Recent rating downgrades of certain major competitor property and casualty insurance companies has led to their diminished presence in the Company's commercial and specialty lines business segments and continues to result in additional prospects and increased premium writings most notably for the Company's various commercial package and non-profit D&O product lines.

o The consolidation of certain competitor property and casualty insurance companies has led to the displacement of certain of its independent agency relationships which continues to result in new agency relationships for the Company which have been bringing additional prospects and premium writings for the Company's commercial and specialty lines segments.

o Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



o    Modest rate increases on select casualty renewal business.

o Overall premium growth in the commercial lines segment has been offset in part by the Company's decision not to renew certain policies in the commercial automobile and specialty property product lines due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels.

The respective net written premium increases for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2000 vs. September 30, 1999 amount to $20.9 million (21.5%), $21.9 million (73.0%) and $11.2 million (109.8%) respectively. The higher percentage increase in net written premiums versus gross written premiums for the period is primarily due to the following changes in the Company's reinsurance program:

o Effective January 2000 the Company increased its liability retention on each occurrence from $250,000 to $1.0 million for all specialty lines segment business thus reducing its reinsurance cost (ceded written premiums) and increasing its retained premiums (net written premiums).

o The above noted reinsurance savings was offset in part due to a three-year aggregate stop loss reinsurance agreement which was entered into effective January 2000 which provides reinsurance coverage for all the Company's business segments.

         Net Investment Income: Net investment income approximated $18.1 million for the nine months ended September 30, 2000 and $15.3 million for the same period of 1999. Total investments grew to $437.8 million at September 30, 2000 from $368.7 million at September 30, 1999. The growth in investment income is due primarily to investing net cash flows provided from operating activities, the net investable assets acquired in the Company's acquisition of Liberty and the increase in the Company's tax equivalent book yield on its fixed income holdings to 7.54% at September 30, 2000 versus 7.10% at September 30, 1999. The Company's average duration on its fixed income portfolio approximated 4.0 years at September 30, 2000 and 4.2 years at September 30, 1999.

         Net Realized Investment Gain: Net realized investment gains were $4.0 million for the nine months ended September 30, 2000 and $5.2 million for the same period in 1999. The Company realized net investment gains of $7.0 million from the sales of common stock, which are classified as equity securities on the Company's Balance Sheet, which were offset in part by $3.0 million of realized net investment losses from sales of certain fixed income securities during the nine months ended September 2000. The proceeds from these common stock sales are being reinvested in fixed maturity securities to increase current investment income, lessen the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities. The proceeds realized from the fixed income sales are being reinvested in fixed maturity securities with higher relative book yields than the fixed income securities sold. The net realized investment gains of $5.2 million for the nine months ended September 30, 1999 were due to the sales of certain fixed maturity and equity investments. A portion of the proceeds from these sales were utilized for the cash purchase price and repayment of certain obligations of the Liberty acquisition. The remaining proceeds were repositioned within the fixed maturity portfolio.

         Other Income: Other income approximated $7.5 million for the nine months ended September 30, 2000 and $2.0 for the same period of 1999. Other income primarily consists of commissions earned by Liberty on brokered personal lines business, and for the nine month period ended September 30, 1999 only included such income from the July 1999 acquisition date to September 30, 1999.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $19.7 million (26.4%) to $94.2 million for the nine months ended September 30, 2000 from $74.5 million for the same period of 1999 and the loss ratio decreased to 58.1% in 2000 from 61.5% in 1999. The nine months ended September 30, 1999 included a $5.0 million increase to unpaid loss and loss adjustment expenses for Nursing Home and Assisted Living commercial multi-peril package policies which had been issued in prior periods and $3.4 million for unpaid loss and loss adjustment expenses related to property catastrophe losses. Excluding these items, net loss and loss adjustment expenses increased by $28.1 million (42.5%) and the loss ratio for the nine month period ending September 30, 1999 was 54.6%. This increase in net loss and loss adjustment expenses was due principally to the 33.9% growth in net earned premiums and in part to the relative increase in the loss ratios for the specialty lines

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


segment products (professional liability coverages) as a result of the Company's increased loss retention due to reinsurance changes (see Results of Operations "Premiums").

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $14.8 million (38.1%) to $53.6 million for the nine months ended September 30, 2000 from $38.8 million for the same period of 1999. This increase was due primarily to the 33.9% growth in net earned premiums and in part to the higher acquisition costs as a result of the relative changes in the Company's products, most notably the relative increase in the specialty lines segment business (professional liability products) which utilizes a distribution channel with a higher commission structure (see Results of Operations "Premiums").

         Other Operating Expenses: Other operating expenses increased $6.0 million to $10.0 million for the nine months ended September 30, 2000 from $4.0 million for the same period of 1999. The increase in other operating expenses was primarily due to the inclusion of the operating expenses of Liberty's brokered personal lines business ($4.6 million), and goodwill amortization ($.7 million) arising from the acquisition of Liberty. Such expenses have been incurred for the entire nine months ended September 30, 2000, while the 1999 expenses include the period from the July 1999 acquisition date to September 30, 1999.

         Income Tax Expense: The Company's effective tax rate for the nine months ended September 30, 2000 and 1999 was 31.8% and 29.0%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities offset in part by non-deductible goodwill amortization. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.


RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2000 VS SEPTEMBER 30,
1999)

         Premiums: Gross written premiums grew $20.8 million (25.0%) to $104.1 million for the three months ended September 30, 2000 from $83.3 million for the same period of 1999; gross earned premiums grew $15.4 million (21.4%) to $87.4 million for the three months ended September 30, 2000 from $72.0 million for the same period of 1999; net written premiums increased $24.5 million (49.8%) to $73.7 million for the three months ended September 30, 2000 from $49.2 million for the same period of 1999; and net earned premiums grew $14.1 million (31.2%) to $59.3 million in 2000 from $45.2 million in 1999.

The respective gross written premium increases for the commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2000 vs. September 30, 1999 amount to $13.6 million (22.3%), $5.1 million (39.2%) and $2.1 million (22.3%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

o The acquisition of Liberty, resulting in an increase of $2.1 million in gross manufactured housing, preferred homeowners and National Flood Insurance Program written premiums.

o Recent rating downgrades of certain major competitor property and casualty insurance companies has led to their diminished presence in the Company's commercial and specialty lines business segments and continues to result in additional prospects and increased premium writings most notably for the Company's various commercial package and non-profit D&O product lines.

o The consolidation of certain competitor property and casualty insurance companies has led to the displacement of certain of its independent agency relationships which continues to result in new agency relationships for the Company which have been bringing additional prospects and premium writings for the Company's commercial and specialty lines segments.

o Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

o    Modest rate increases on select casualty renewal business.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


o Overall premium growth in the commercial lines segment has been offset in part by the Company's decision not to renew certain policies in the commercial automobile and specialty property product lines due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels.

The respective net written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2000 vs. September 30, 1999 amount to $18.7 million (56.8%), $6.2 million (55.9%) and ($0.4) million (-7.5%) respectively. The differing percentage changes in net written premiums versus gross written premiums for the period for each segment is primarily due to the following:

o Commercial Lines Segment - Certain reinsurance changes were made with respect to specific products to increase or reduce the Company's liability retention or participation on quota share arrangements as follows: the Company reduced its liability retention on its specialty property business during the third quarter 1999 from $0.5 million to $0.1 million on in-force business as well as future business; effective January 1, 2000 the Company increased its liability retention on its commercial automobile supplemental liability product from $0.5 million to $0.9 million and increased its participation on its workers' compensation business quota share arrangement from 25% to 50%. The net effect of these reinsurance changes for the commercial lines segment business resulted in a higher percentage increase in net written premiums then gross written premiums.

o Specialty Lines Segment - Effective January 2000 the Company increased its liability retention on each occurrence from $250,000 to $1.0 million for all specialty lines segment business thus reducing its reinsurance cost (ceded written premiums) and increasing its retained premiums (net written premiums).

o Personal Lines Segment - The Company assumed a $1.5 million manufactured home book of business from an unrelated insurer on July 1, 1999. This book of business consisted of policies with renewal dates from July 1, 1999 through June 30, 2000. Excluding this one-time assumption on July 1, 1999, net written premiums increased $1.1 million or 28.9%.

         Net Investment Income: Net investment income approximated $6.0 million for the three months ended September 30, 2000 and $5.4 million for the same period of 1999. Total investments grew to $437.8 million at September 30, 2000 from $368.7 million at September 30, 1999. The growth in investment income is primarily due to investing net cash flows provided from operating activities.

         Net Realized Investment Gain: Net realized investment gains were $3.6 million for the three months ended September 30, 2000 and $0 million for the same period in 1999. The Company realized net investment gains of $5.5 million from sales of common stock which were offset in part by $1.9 million of realized net investment losses from sales of certain fixed income securities during the three months ended September 30, 2000. The proceeds from these common stock sales are being reinvested in fixed maturity securities to increase current investment income, lessen the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities. The proceeds realized from the fixed income sales are being reinvested in fixed maturity securities with higher relative book yields than the fixed income securities sold.

         Other Income: Other income approximated $2.3 million for the three months ended September 30, 2000 and $2.0 million for the same period of 1999. This increase is primarily attributed to increased commissions earned on personal lines brokered business.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $1.3 million (4.0%) to $34.0 million for the three months ended September 30, 2000 from $32.7 million for the same period of 1999 and the loss ratio decreased to 57.3% in 2000 from 72.2% in 1999. The three months ended September 30, 1999 included a $5.0 million increase to unpaid loss and loss adjustment expenses for Nursing Home and Assisted Living commercial multi-peril package policies which had been issued in prior periods and $3.4 million for unpaid loss and loss adjustment expenses related to property catastrophe losses. Excluding these items, net loss and loss adjustment expenses increased by $9.7 million (39.9%) and the loss ratio for the three month period ending September 30, 1999 was 53.8%. This increase in net loss and loss adjustment expenses was due principally to the 31.2% growth in net earned premiums and in part to the relative increase in the loss ratios for the specialty lines

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



segment products (professional liability coverages) as a result of the Company's increased loss retention due to reinsurance changes (see Results of Operations "Premiums").

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $4.5 million (30.0%) to $19.5 million for the three months ended September 30, 2000 from $15.0 million for the same period of 1999. This increase was due primarily to the 31.2% growth in net earned premiums.

         Other Operating Expenses: Other operating expenses increased $1.0 million to $3.7 million for the three months ended September 30, 2000 from $2.7 million for the same period of 1999. The increase in other operating expenses was primarily due to increases in the operating expenses of the Company's brokered personal lines business ($.6 million).

         Income Tax Expense: The Company's effective tax rate for the three months ended September 30, 2000 was 32.8% versus an 18.4% tax benefit for the three months ended September 30, 1999. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and for the 1999 period the tax benefit as a result of the $8.4 million increase in unpaid loss and loss adjustment expenses (see Results of Operations "Net Loss and Loss Adjustment Expenses"), offset in part by non-deductible goodwill amortization.


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2000 the Company's investments experienced unrealized investment appreciation of $2.0 million, net of the related deferred tax expense of $1.1 million. At September 30, 2000, the Company had total investments with a carrying value of $437.8 million, of which 85.4% consisted of investments in investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 14.6% of the Company's total investments consisted primarily of publicly traded common stock securities.

         The Company's Board of Directors has authorized the Company, pursuant to the exercise of previously granted stock options to its Chief Executive Officer ("CEO"), to withhold a portion of the shares otherwise issuable in satisfaction of the minimum required withholding tax liability attributable to the exercise of such options. The Board also authorized the Company to enter into an unsecured revolving credit facility for aggregate borrowings of up to $20.0 million at any one time outstanding, with a maturity date of 364 days after closing. It is anticipated that substantially all of the proceeds of such credit facility will be used by the Company to pay such withholding tax liability in the event that the CEO elects to have shares otherwise issuable withheld in satisfaction of the minimum required withholding tax attributable to the exercise of the options.

         Upon the exercise of the stock options, as described above by Mr. Maguire, the Company will realize a substantial tax deduction which will potentially result in a recoupment of federal income taxes paid in prior years, a refund of current year federal income taxes and/or a reduction in future federal income taxes.

         At its July 20, 2000 meeting, the Company's Board of Directors authorized the repurchase of an additional $10.0 million of the Company's common stock. This authorization is in addition to the previously announced $30.0 million common stock buyback authorization. The purchases are made from time to time in the open market or through privately negotiated transactions. The Company purchased 823,100 shares of its common stock during the nine months ended September 30, 2000 for $12.7 million under its stock buyback authorization.

         The Company produced net cash from operations of $45.8 million and $46.0 million, respectively, for the nine months ended September 30, 2000 and 1999. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

         Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


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

         The Company issues professional liability coverage, including directors and officers liability, and commercial multi-peril insurance policies. Coverage under certain of these policies may cover losses suffered by insureds as a result of the Year 2000 issues. Professional liability policies are written on a "claim made and reported" basis. Since early 1997 approximately 50% of these policies have included a Year 2000 exclusion endorsement. The Company includes a Year 2000 exclusion endorsement on virtually all new or renewing professional liability policies providing coverage effective January 1, 1999 and thereafter. On occasion, for qualifying accounts, the Company's underwriters may remove the exclusion after receipt and review of a satisfactory supplemental application (which includes a warranty statement) and other underwriting information. With respect to commercial multi-peril policies, the Company believes that it should not be held liable for claims arising from the Year 2000 issue under comprehensive general liability policies. However, the Company cannot determine whether or to what extent courts may find liability for such claims. Additionally, expenses could be incurred to contest Year 2000 issue coverage claims, even if the Company prevails in its position. As a result, it cannot presently be determined what, if any, insurance exposure ultimately exists for Year 2000 issue claims. Therefore, there can be no assurance that any future year 2000 issue claims will not materially adversely affect the Company. However no Year 2000 issue claims have been reported to the Company as of November 6, 2000.


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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There is no material change to the Quantitative and Qualitative market risk disclosure from the Company's Form 10-K for the fiscal year ended December 31, 1999.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a. Not Applicable.

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



Date  November 8, 2000             /s/ James J. Maguire
      ------------------------     -------------------------------------------
                                   James J. Maguire
                                   Chairman of the Board of Directors,
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date  November 8, 2000             /s/ Craig P. Keller
      ------------------------     -------------------------------------------
                                   Craig P. Keller
                                   Senior Vice President, Secretary,
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)