Form 10-K
period 2000-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2001-03-30
CIK 909109

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 27, 2001 as reported on the NASDAQ National Market System, was $135,848,711. Shares of Common Stock held by each executive officer and director and by each person who is known by the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2001, Registrant had outstanding 13,523,397 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders to be held May 3, 2001 are incorporated by reference in Part III.

                                     PART I

Item 1.   BUSINESS

GENERAL

         As used in this Annual Report on Form 10-K, (i) "Philadelphia Insurance" refers to Philadelphia Consolidated Holding Corp., (ii) the "Company" refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the "Insurance Subsidiaries" refers to Philadelphia Indemnity Insurance Company ("PIIC"), Philadelphia Insurance Company ("PIC"), Mobile USA Insurance Company ("MUSA") and Liberty American Insurance Company ("LAIC"), collectively; (iv) "MIA" refers to Maguire Insurance Agency, Inc., a captive underwriting manager; (v) "MHIA" refers to Mobile Homeowners Insurance Agencies, Inc., a managing general agency; (vi) "Premium Finance" refers to Liberty American Premium Finance Company; and (vii) "PCHC Investment" refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984, as an insurance holding company. Liberty American Insurance Group, Inc. ("Liberty") (formerly The Jerger Company, Inc.), a Delaware Insurance Holding Corp., and its subsidiaries consists of MUSA, LAIC, MHIA and Premium Finance.

         During 2000, the Company continued its growth through adherence to its core philosophies of specialization, mixed marketing and profitable underwriting. 2000 gross written premiums increased 31.6% to $361.9 million, the GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 90.8%, which, once again, was substantially lower than the property and casualty industry as a whole, total assets increased to $730.5 million, and shareholders' equity increased to $182.3 million.

         For 2001, A.M. Best Company reaffirmed the "A+" (superior) rating for PIIC, PIC, MUSA and LAIC. Additionally, PIIC and PIC had been assigned an "A" claims paying ability rating by Standard and Poor's for 2000.

BUSINESS STRATEGY

         The Company designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. A mixed marketing strategy is utilized, wherein the Company's production underwriting organization markets the Company's insurance products directly to the insureds, and also through designated broker representatives, and a network of preferred agents. The Company's production underwriting organization, consisting of 135 professionals at year-end 2000 operates from 37 regional offices located across the United States, and includes telemarketing staffs at its regional offices and the Philadelphia home office.

Business Segments

         The Company's operations are classified into three reportable business segments: the Commercial Lines Underwriting Group ("Commercial Lines"), which has underwriting responsibility for the Commercial multi-peril package, Commercial Automobile and the Specialty Property and Inland Marine insurance products; the Specialty Lines Underwriting Group ("Specialty Lines"), which has underwriting responsibility for the Errors and Omissions and Directors' and Officers' liability insurance products; and the Personal Lines Group ("Personal Lines"), which designs, markets and underwrites personal property and casualty insurance products for the manufactured housing and homeowners markets.

         The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, the gross written premiums for each of the Company's reportable business segments and the relative percentages that such premiums represented.


                                                                     For the Years Ended December 31,
                                              ------------------------------------------------------------------------------

                                                        2000                       1999                       1998
                                                        ----                       ----                       ----

                                                 Dollars     Percentage    Dollars     Percentage      Dollars     Percentage
                                                 -------     ----------    -------     ----------      -------     ----------
                                                                          (dollars in thousands)

Commercial Lines.........................     $  239,446         66.2%   $  200,972       73.1%     $  163,162         82.7%
Specialty Lines...........................        68,193         18.8        48,532       17.7          30,396         15.4
Personal Lines............................        54,233         15.0        25,414        9.2           3,850          1.9
                                              ----------        -----    ----------      -----      ----------        -----

Total.....................................    $  361,872        100.0%   $  274,918      100.0%     $  197,408        100.0%
                                              ==========        =====    ==========      =====      ==========        =====

Commercial Lines:

         Commercial Package: The Company has been providing Commercial Multi-Peril Package Policies ("Package Programs") to specific targeted niche markets for over 15 years. Among the organizations to which the Company offers its specialty niche package programs are non-profit and social service, health and fitness, homeowners associations, specialty schools, condominium associations, and day care facilities. The package policies provide a combination of comprehensive liability, property, automobile, and workers compensation coverage with limits up to $1.0 million for casualty, $50.0 million for property, and umbrella limits on an optional basis up to $10.0 million. Policies are further tailored to include special value-added features addressing unique aspects of each of the above niche markets - differentiating the Company's product offerings from those of its competitors.


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

         The Company differentiates its rental car products and services through the inclusion of special features. Such features include: catastrophic comprehensive coverage for losses due to fire, lightning, windstorm, hail, flood, earthquake and other specified causes; subrogation services on self-insured physical damage; liability deductibles; and self-insured retention programs.

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

         Specialty Property & Inland Marine: The Company also has provided specialty property and inland marine policies since 1998 targeting large property and inland marine risks. Products include the Ultimate Cover(R) Policy, which is designed to insure a wide range of business entities from shopping centers to hotels to educational facilities. The Company believes that the Ultimate Cover(R) Policy not only provides the opportunity to market to new insureds, but also provides the opportunity to round out existing product offerings and create cross-selling opportunities. With respect to inland marine products, the Company concentrates its efforts on the larger segments of the inland marine market including builders' risk and miscellaneous property floaters.

Specialty Lines:

         The Company has been providing specialty professional liability products for approximately thirteen years, specializing in non-ISO, proprietary policies developed primarily for the professional liability, employment practices and directors and officers liability markets. The professional liability products provide errors and omissions coverage for lawyers, accountants, dentists and other professions. The directors and officers product is offered to non-profit, for-profit and financial institutions. The Company focuses on maintaining a high renewal retention, improving current products, developing new products and staffing field offices with experienced underwriters. The Company periodically introduces coverage enhancements to its policies, designed to improve and differentiate the coverage offered. The Company has taken significant steps to regionalize its underwriting. By having a local underwriting presence, policyholders can benefit from quicker service and easier access to their underwriter. Furthermore, the Company is able to draw from other regional markets to fill its highly specialized personnel needs.

Personal Lines:

         The Company entered the personal lines property and casualty business through the acquisition of Liberty in 1999. With Liberty as its personal lines platform, the Company produces and underwrites specialized manufactured homeowners and homeowners property and casualty business, principally in Florida, California, Arizona and Nevada, and is expanding into New Jersey, Pennsylvania, and Colorado. The Company also writes and services federal flood insurance with the National Flood Insurance Program. Products offered include manufactured housing insurance for senior citizen retirees in "preferred" parks, a program for newly constructed manufactured homes on private property; and a preferred homeowners program that targets newer homes valued between $100,000 and $250,000 in protected, retiree subdivisions. There is also a homeowners program excluding wind exposure for coastal counties with the Florida Windstorm Underwriting Association insuring wind exposure.

         The following table provides the geographic distribution of the Company's risks insured as represented by direct earned premiums for all reportable business segments for the year ended December 31, 2000. No other state accounted for more than 2% of total direct earned premiums for all product lines for the year ended December 31, 2000 (dollars in thousands).

                     State                                  Direct Earned Premiums                  Percent of Total
                     -----                                  ----------------------                  ----------------
Florida....................................                          $79,139                               24.8%
California.................................                           41,834                               13.1
New York...................................                           21,994                                6.9
Texas......................................                           13,805                                4.3
Pennsylvania...............................                           11,863                                3.7
New Jersey.................................                           11,506                                3.6
Ohio.......................................                           11,235                                3.5
Illinois...................................                           10,761                                3.4
Massachusetts..............................                            9,140                                2.9
Minnesota..................................                            6,836                                2.1
Washington                                                             6,278                                2.0
Other......................................                           95,200                               29.7
                                                                    --------                              -----
Total Direct Earned Premiums...............                         $319,591                              100.0%
                                                                    ========                              =====

Underwriting and Pricing

         The Company's business segments are organized around its three underwriting divisions: Commercial Lines, Specialty Lines, and Personal Lines. Each underwriting division's responsibilities include: pricing, managing the risk selection process, and monitoring loss ratios by product and insured.

         The Commercial Lines underwriting group has underwriting responsibility for the Company's commercial package, commercial automobile and large property and inland marine products. The Commercial Lines Underwriting group currently consists of 20 home office underwriters that are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines home office underwriters and support staff are organized into an underwriting unit responsible for underwriting and servicing renewal business and supporting the field underwriters. The underwriting unit is under the direction of an Underwriter Manager who reports to the Vice President of Commercial Lines Underwriting.

         The Company has also placed underwriters in each of the Company's regional marketing offices plus two of its field offices. These 11 underwriters have responsibility for pricing and underwriting new business within the Company's guidelines and policy issuance. Overall management of the book of business resides in the home office with the senior underwriting officers. The Company believes that its ability to deliver excellent service and build long lasting relationships is enhanced through maintaining a localized presence.

         The Specialty Lines underwriting group consists of 21 home office underwriters and underwriter trainees and 10 regional underwriters who report to the Assistant Vice President of Specialty Lines Underwriting. These underwriters and underwriter trainees are supported by underwriting assistants, raters, and other policy administration personnel. The Specialty Lines underwriters have responsibility for underwriting specific professional liability products within designated Company marketing regions. These regional underwriters work closely with the marketing department to generate profitable business.

         The Personal Lines Group is located in Pinellas Park, Florida. The underwriting staff consists of 13 professionals who are under the direction of the Personal Lines Underwriting Vice President. Much of the underwriting function is automated by rating software and the internet. The underwriting guidelines are embedded within the program and will not allow binding of accounts if a risk is ineligible. The Company has a proactive exposure distribution management system in place to assure portfolio optimization. This is managed on a zip code level basis through in-house software and external modeling tools. The Company inspects all risks on its new preferred homeowners program and manufactured homes on private property.

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

         The Company attempts to adhere to conservative underwriting and pricing practices. The Company's underwriting strategy is detailed in an "Underwriting Performance Goals" document, i.e., "Code of Business Conduct", which is signed by each underwriting professional. Written underwriting guidelines are maintained, and updated regularly, for all classes of business underwritten. Adherence to underwriting guidelines is maintained through underwriting audits. Product price levels are measured utilizing a price monitoring system which measures the aggregate price level of the book of business. This system is intended to assist management and underwriters in promptly recognizing and correcting price deterioration. When necessary, the Company is willing to re-underwrite, sharply curtail or discontinue a product deemed to present unacceptable risks.

Reinsurance

         The Company has entered into various reinsurance agreements for the purpose of limiting loss exposure and diversifying business. The Company's casualty excess of loss reinsurance agreement provides that the Company bears the first layer of liability on each occurrence (varying from $0.250 million to $1.0 million based upon the specific product) with its reinsurer bearing the remaining contractual liability up to $1.0 million. Casualty risks in excess of $1.0 million up to $11.0 million are reinsured under a casualty treaty ("Excess Treaty") placed through a reinsurance broker with several reinsurers. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for each casualty risk in excess of $11.0 million.

         The Company's property excess of loss reinsurance treaty provides that the Company bears the first layer of loss on each risk (varying from $0.250 million to $0.50 million based upon the specific product) with the reinsurers bearing the next layer of loss up to $10.0 million on each risk. The Company has an automatic facultative excess of loss cover for each property risk in excess of $10.0 million up to $50.0 million. Additionally, the Company has property catastrophe reinsurance for its commercial and personal property books of business under which the Company bears the first $2.0 million in catastrophe losses per event, with the reinsurers bearing the next $164.0 million, except that, outside of Florida, the Company bears the first $2.0 million in catastrophe losses per event, with reinsurers bearing the next $3.0 million on its commercial property book of business. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss, the Company currently maintains catastrophe reinsurance coverage for the 250 year storm event on personal lines business and the 100 year storm event on its commercial lines business.

         The Company also has an excess casualty reinsurance agreement which provides an additional $5.0 million of coverage for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits. Additionally, an errors and omissions insurance policy provides an additional $5.0 million of coverage with respect to these exposures.

         Effective January 1, 2000, the Company entered into a three-year aggregate stop loss reinsurance agreement commencing with the 2000 accident year. The agreement included all the business written by the Company. Under the terms of the agreement, the reinsurer provided reinsurance protection for a certain aggregate dollar limit for losses and loss adjustment expenses in excess of a predetermined loss ratio (the sum of losses and loss adjustment expenses divided by earned premiums). The Company, in the fourth quarter of 2000, commuted the aggregate stop loss agreement for accident year 2000. There was no gain or loss resulting from the commutation, and the Company is renegotiating a three-year aggregate stop loss agreement commencing with the 2001 accident year.

         The Company seeks to limit the risk of a reinsurer's default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least "A-" (Excellent) by A.M. Best. Second, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. Finally, the Company typically does not write casualty policies in excess of $11.0 million or property policies in excess of $25.0 million.

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

         The Company distributes its products through its direct production underwriting organization, an extensive network of approximately 5,000 independent brokers and its "preferred agent" program. The Company's most important distribution channel is its production underwriting organization. Although the Company has always written business directly, the production underwriting organization was established by the Company to coordinate its direct sales efforts as well as act as the interface with the Company's external producers. The production underwriting organization is currently comprised of 135 professionals located in 37 offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct marketing, relationships with approximately 5,000 brokers have been formed either because the broker has a preexisting relationship with the insured or has sought the Company's expertise in one of its specialty products. This mixed marketing concept provides the Company with the flexibility to respond to changing market conditions and, when appropriate, shift its emphasis between direct and indirect marketing approaches to seize opportunities as they arise. In addition, the production underwriting organization's ability to gather market intelligence enables the rapid identification of soft markets and redeployment to firmer markets, from a product line or geographic perspective. The Company believes that its mixed marketing platform provides a competitive edge in stable market conditions, the strengths of which are all the more evident during periods of dislocation or consolidation.

         The Company's preferred agent program, wherein business relationships are formed with brokers specializing in certain of the Company's business niches, consisted of 61 preferred agents at year-end 2000. Preferred Agents are identified by the Company based on productivity and loss experience and receive additional benefits from the Company in exchange for meeting defined production and profitability criteria.

         The Company supplements its marketing efforts through affinity programs, trade shows, direct mailings and national advertisements placed in trade magazines serving industries in which the Company specializes, as well as links to industry web sites. The Company has also enhanced its marketing with Internet-based initiatives such as: the Personal Lines Division's "In
Touch(SM)" real-time policy inquiry system which allows agents to view account data, process non-dollar endorsements and in certain states, and for certain products, rate a policy over the internet, and the Specialty Lines Division's partnership with a managing underwriter to offer select Errors and Omissions and Directors' and Officers' liability products over the internet.

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

Claims Management and Administration

         In accordance with its emphasis on underwriting profitability, the Company actively manages claims under its policies in an effort to investigate reported incidents at an early stage, service insureds and minimize fraud. Claim files are regularly audited by claims supervisors and the Company's reinsurers in an attempt to ensure that claims are being processed properly and that reserves are being set at appropriate levels. Claims examiners are expected to set adequate reserves, an important factor in the Company's reserve development over the years.

         The Company's experienced staff of claims management professionals are assigned to dedicated claim units within specific niche markets. Each of these units receive supervisory direction and news, legislation and product development updates from the unit director. Claims management personnel have an average of approximately twenty years of experience in the industry. The dedicated claim units meet regularly to communicate findings of change within their assigned specialty. Staff within the dedicated claim units have an average of ten years experience in the industry.

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

         The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated. As a result of changes in estimates of insured events of prior years, the Company increased losses and loss adjustment expenses incurred by $2.5 million in 2000. Such development was primarily due to losses emerging at a higher rate for the 1997 and 1998 accident years than had been originally anticipated for certain products in the commercial lines segment when the initial reserves were estimated.


                                                                                 As of and For the Years Ended December 31,
                                                                              -----------------------------------------------
                                                                                2000              1999                1998
                                                                                ----              ----                ----

                                                                                           (Dollars in Thousands)
Unpaid loss and loss adjustment expenses at
   beginning of year (1) ...........................................          $161,353          $ 137,205           $ 108,928
                                                                              --------          ---------           ---------

Provision for losses and loss adjustment expenses for
current year claims ................................................           128,761             99,663              69,544

Increase (Decrease) in estimated ultimate losses and loss
adjustment expenses for prior year claims ..........................             2,543               (253)             (3,170)
                                                                              --------          ---------           ---------

Total incurred losses and loss adjustment expenses .................           131,304             99,410              66,374
                                                                              --------          ---------           ---------

Loss and loss adjustment expense payments for claims
attributable to:
   Current year ....................................................            36,271             31,493              13,402
   Prior years .....................................................            60,922             43,769              26,870
                                                                              --------          ---------           ---------

Total payments .....................................................            97,193             75,262              40,272
                                                                              --------          ---------           ---------

Unpaid loss and loss adjustment expenses at end of year (2) ........          $195,464          $ 161,353           $ 135,030
                                                                              ========          =========           =========

         (1) 1999 balance adjusted to include $2,175 net unpaid loss and loss adjustment expenses for MUSA as of acquisition date.

         (2) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $42,030, $26,710 and $16,120 at December 31, 2000, 1999 and
                  1998, respectively.


         The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1990 through 2000. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                             (Dollars in Thousands)



                            1990    1991      1992     1993      1994     1995     1996     1997      1998       1999      2000
UNPAID LOSS AND LOSS
ADJUSTMENT EXPENSES,
AS STATED                 $15,930  $22,248  $31,981   $38,714  $53,595  $68,246  $85,723  $108,928  $136,237  $161,353  $195,464

Cumulative Paid as of:

1  year later               4,286    6,698    9,865    10,792   12,391   15,214   22,292    26,870    43,769    60,922
2 years later               8,084   12,485   16,290    19,297   23,139   31,410   38,848    56,488    84,048
3 years later              10,838   16,288   21,253    24,991   33,511   40,637   52,108    80,206
4 years later              12,907   17,780   24,299    28,903   38,461   47,994   63,738
5 years later              13,211   19,406   25,793    30,558   42,366   51,806
6 years later              13,792   19,898   26,321    32,748   43,860
7 years later              14,074   20,246   27,252    32,929
8 years later              14,329   20,625   27,336
9 years later              14,343   20,611
10 years later             14,327


Unpaid Loss and Loss
Adjustment Expenses
re-estimated as of End
of Year:

1 year later               15,953   22,056   30,538    38,603   52,670   67,281   84,007   105,759   135,984   163,896
2 years later              15,712   21,327   30,428    38,016   52,062   66,061   81,503   103,513   138,245
3 years later              14,822   21,198   29,648    37,184   51,149   63,872   76,348   104,712
4 years later              14,811   21,118   29,306    36,272   49,805   59,085   73,992
5 years later              14,841   21,399   28,553    35,783   47,366   56,673
6 years later              14,593   21,106   28,370    34,509   45,797
7 years later              14,606   21,013   27,959    33,799
8 years later              14,596   20,854   27,724
9 years later              14,525   20,703
10 years later             14,408


Cumulative Redundancy
(Deficiency)
  Dollars                  $1,522   $1,545   $4,257    $4,915   $7,798  $11,573  $11,731    $4,216 $(2,008)     (2,543)
  Percentage                9.6%    6.9%      13.3%     12.7%    14.6%    17.0%    13.7%     3.9%     (1.5)%    (1.6)%

(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $42,030, $26,710, $16,120, $13,502, $10,919,
     $9,440, $5,580, $5,539, $1,770, $1,267 and $1,672 at December 31, 2000,
     1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990,
     respectively.

(2) 1998 Unpaid Loss and Loss Adjustment Expenses, As Stated, adjusted to include $1,207 unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

(3) The Company maintains its historical loss records net of reinsurance and therefore is unable to conform the presentation of this table to the financial statements.

         The cumulative redundancy (deficiency) represents the aggregate change in the reserve estimated over all prior years, and does not present accident year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

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


                                                                     For the Years Ended December 31,
                                                            ------------------------------------------------
                                                            2000       1999       1998       1997       1996
                                                            ----       ----       ----       ----       ----

Loss Ratio ...........................................      57.8%      59.7%      54.1%      55.3%      55.7%
Expense Ratio ........................................      31.3%      33.6%      31.0%      29.1%      31.1%
                                                            -----      -----      -----      -----      -----
Combined Ratio .......................................      89.1%      93.3%      85.1%      84.4%      86.8%
                                                            =====      =====      =====      =====      =====

Industry Combined Ratio after Policyholders' Dividends     110.3%     107.8%     105.6%     101.6%     105.8%
                                                           ======     ======     ======     ======     ======
                                                            (1)        (2)        (2)        (2)        (2)

(1)  Source:  Best's Review/Preview PC 2001  (Estimated 2000).

(2)  Source:  Best's Review/Preview PC 2001

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

         The following table sets forth, for the periods indicated, net written premiums to policyholders' surplus for the Insurance Subsidiaries (statutory basis):

                                                                     As of and For the Years Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                    2000            1999             1998            1997             1996
                                                    ----            ----             ----            ----             ----
                                                                            (Dollars in Thousands)
Net Written Premiums (1)..............            $263,637       $195,258          $143,036        $111,797          $83,994
Policyholders' Surplus................            $193,292       $179,341          $152,336        $105,985          $81,906
Premium to Surplus Ratio (1)..........            1.4 to 1.0     1.1 to 1.0        1.0 to 1.0      1.0 to 1.0        1.0 to 1.0

(1) 1999 includes $11,187 net written premiums for MUSA from January 1, 1999 to date of acquisition.

Investments

         The Company's investment objective is the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best and Standard & Poor's ratings. The Company utilizes professional investment managers for its fixed maturity and equity investments, which consist of diversified issuers and issues.

         At December 31, 2000, the Company had total investments with a carrying value of $437.3 million and 90.3% of the Company's total investments were investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of shorter tranche securities possessing favorable pre-payment risk profiles. The remaining 9.7% of the Company's total investments consisted primarily of publicly-traded common stocks.

         The following table sets forth information concerning the composition of the Company's total investments at December 31, 2000:

                                                                        Estimated                        Percent of
                                                                          Market         Carrying         Carrying
                                                    Amortized Cost        Value            Value            Value
                                                    --------------        -----            -----            -----
                                                                           (Dollars in Thousands)
Fixed Maturities:
         Obligations of States and Political
           Subdivisions ....................          $ 82,596          $ 86,613          $ 86,613           19.8%
         U.S. Treasury Securities and
     Obligations of U.S. Government
     Corporations and Agencies .............            21,719            21,875            21,875            5.0
         Corporate and Bank Debt Securities            115,684           115,513           115,513           26.4
         Collateralized Mortgage Securities             65,637            66,820            66,820           15.3
  Asset Backed Securities ..................           106,803           103,912           103,912           23.8
Equity Securities ..........................            24,087            42,553            42,553            9.7
                                                      --------          --------          --------          -----
     Total Investments .....................          $416,526          $437,286          $437,286          100.0%
                                                      ========          ========          ========          =====


         At December 31, 2000, approximately 99.0% of the Insurance Subsidiaries' fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated "1" or "2" by the NAIC. Additionally, the Company's fixed maturities possessed an average lowest quality rating of "AA".

         The cost and estimated market value of fixed maturity securities at December 31, 2000, by remaining original contractual maturity, are set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:


                                                                      Amortized Cost        Estimated Market Value
                                                                      --------------        ----------------------
                                                                                  (Dollars in Thousands)
Due in one year or less.......................................       $      10,845              $       10,870
Due after one year through five years.........................             104,561                     105,821
Due after five years through ten years........................              41,295                      42,706
Due after ten years...........................................              63,297                      64,602
Collateralized Mortgage and Asset Backed Securities...........             172,441                     170,734
                                                                     -------------              --------------
     Total....................................................       $     392,439              $      394,733
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

         Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under Pennsylvania and Florida insurance laws. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $96.6 million at December 31, 2000. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $24.6 million of dividends in 2001 without obtaining prior approval from the Pennsylvania or Florida Insurance Departments. During the fourth quarter of 1999, Philadelphia Insurance Company paid a $17.5 million dividend to Philadelphia Insurance which was subsequently contributed to Liberty American Insurance Company and Mobile USA Insurance Company in the amounts of $11.3 million and $6.2 million, respectively, to reallocate Policyholders' surplus among the Insurance Subsidiaries.

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

         Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders' surplus of each of the Insurance Subsidiaries at December 31, 2000 is in excess of the prescribed risk-based capital requirements.

         Insurance Guaranty Funds: The Insurance Subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. During the five years ended December 31, 2000, the amount of such guaranty fund assessments paid by the Company was not material.

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

         Possible New Legislation, Regulations or Interpretations: New regulations and legislation have been (and are being) proposed from time to time to limit damage awards; to bring the industry under regulation by the federal government; to control premiums, policy terminations and other policy terms; and to impose new taxes and assessments. It is not possible to determine whether any of these proposals will be adopted in any jurisdictions and, if so, in what form or in what jurisdictions. In addition, the Company could be affected by interpretations of state insurance regulators with respect to licensing requirements applicable to the product distribution method currently utilized by the rent a car companies that are customers of the Company. The impact of these initiatives on the Company can not be determined at this time.

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

         Overall, due to the abundance of capital in the insurance industry, the current business climate remains competitive from a solicitation and pricing standpoint. In the context of the current environment, the Company will not sacrifice pricing guidelines for premium volume and will "walk away", if necessary, from writing business that does not meet established underwriting standards and pricing guidelines. Management believes though that the Company's mixed marketing strategy is a strength in this market environment, in that it provides the flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from soft market segments to market segments with emerging opportunities.

Additionally, through the mixed marketing strategy, the Company's production underwriters have established relationships with approximately 5,000 brokers, thus facilitating a regular flow of submissions.

Employees

         As of March 22, 2001, the Company had 534 full-time employees and 26 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company's relations with its employees are generally excellent.

Item 2.  DESCRIPTION OF PROPERTY

         The Company leases certain office space in Bala Cynwyd, PA which serves as its headquarters location and also leases 36 offices for its field marketing organization.

Item 3.  LEGAL PROCEEDINGS

         The Company is not subject to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS



         (a) The Company's common stock, no par value, trades on The Nasdaq Stock Market under the symbol "PHLY". As of February 21, 2001, there were 368 holders of record and 1,865 beneficial shareholders of the Company's common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

                                                            2000                               1999
         -------                                  ------------------------          ---------------------------
         Quarter                                   High             Low               High                Low
         -------                                   ----             ---               ----                ---
         First                                    16.000            14.250          24.094              19.563
         Second                                   18.090            14.580          25.375              21.000
         Third                                    20.880            15.690          24.375              12.688
         Fourth                                   30.880            20.000          16.313              13.688


         The Company did not declare cash dividends on its common stock in 2000 and 1999, and currently intends to retain its earnings to enhance future growth. The payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions and legal and regulatory restrictions.

         As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company's insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Note 3 to the Consolidated Financial Statements).

         (b) During the three years ended December 31, 2000, the Company did not sell any of its securities which were not registered under the Securities Act of 1933 except as follows:

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

Item 6.   SELECTED FINANCIAL DATA

                                                                As of and For the Years Ended December 31,
                                                              (In Thousands, Except Share and Per Share Data)
                                               2000               1999              1998             1997              1996
                                               ----               ----              ----             ----              ----
Operations and Comprehensive Income
  Statement Data:
Gross Written Premiums................      $  361,872         $  274,918       $  197,408       $  159,091         $  136,855
Gross Earned Premiums.................      $  328,350         $  245,978       $  174,737       $  150,128         $  121,820
Net Written Premiums..................      $  263,429         $  184,071       $  143,036       $  111,797         $   83,994

Net Earned Premiums...................      $  227,292         $  164,915       $  122,687       $  100,555         $   72,050
Net Investment Income.................          25,803             20,695           15,448            9,703              7,910
Net Realized Investment Gain (Loss)...          11,718              5,700              474              (16)               260
Other Income..........................           8,981              4,722              219              228                282
----------------------------------------------------------------------------------------------------------------------------------
     Total Revenue....................         273,794            196,032          138,828          110,470             80,502
----------------------------------------------------------------------------------------------------------------------------------
Net Loss and Loss Adjustment
   Expenses...........................         131,304             99,410           66,374           55,009             40,118
Acquisition Costs and Other
   Underwriting Expenses..............          75,054             53,793           38,422           31,344             22,210
Other Operating Expenses..............          14,679              8,939            2,212            1,909              1,386
----------------------------------------------------------------------------------------------------------------------------------
     Total Losses and Expenses........         221,037            162,142          107,008           88,262             63,714
----------------------------------------------------------------------------------------------------------------------------------
Minority Interest:  Distributions on
   Company Obligated Mandatorily
   Redeemable Preferred Securities of
   Subsidiary Trust...................           7,245              7,245            4,770
----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes............          45,512             26,645           27,050           22,208             16,788
Total Income Tax Expense..............          14,742              7,802            7,022            5,338              3,414
----------------------------------------------------------------------------------------------------------------------------------
     Net Income.......................      $   30,770         $   18,843       $   20,028       $   16,870         $   13,374
----------------------------------------------------------------------------------------------------------------------------------
Weighted-Average Common Shares
   Outstanding (1)....................      12,177,989         12,501,165       12,249,262        12,193,659         11,879,506
Weighted-Average Share Equivalents
   Outstanding (1)....................       2,411,552          2,614,399        2,680,165        2,736,039          2,373,742
----------------------------------------------------------------------------------------------------------------------------------
Weighted-Average Shares and Share
   Equivalents Outstanding (1)........      14,589,541         15,115,564       14,929,427        14,929,698         14,253,248
----------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share (1)(2).......      $     2.53         $     1.51       $     1.63       $     1.38         $     1.13
----------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share(1)(2).....       $     2.11         $     1.25       $     1.34       $     1.13         $     0.94
----------------------------------------------------------------------------------------------------------------------------------

Year End Financial Position:
   Total Investments and Cash
     and Cash Equivalents.............      $  487,028         $  420,016       $  388,059       $  229,599         $  180,061
   Total Assets.......................         730,464            599,051          476,390          292,724            231,725
   Unpaid Loss and Loss Adjustment
     Expenses.........................         237,494            188,063          151,150          122,430             96,642
   Minority Interest in Consolidated
     Subsidiaries.....................          98,905             98,905           98,905
   Total Shareholders' Equity.........         182,325            161,440          137,483          111,284             85,642
   Common Shares Outstanding(1).......      13,431,408         12,590,908       12,200,563        12,242,431         12,079,612
----------------------------------------------------------------------------------------------------------------------------------
Insurance Operating Ratios
(Statutory Basis):
   Net Loss and Loss Adjustment
     Expenses to Net Earned Premiums..          57.8%              59.7%            54.1%            55.3%              55.7%
   Underwriting Expenses to Net
     Written Premiums.................          31.3%              33.6%            31.0%            29.1%              31.1%
----------------------------------------------------------------------------------------------------------------------------------
Combined Ratio........................          89.1%              93.3%            85.1%            84.4%              86.8%
==================================================================================================================================
                                                  A+               A+                A+                A                 A
A.M. Best Rating......................        (Superior)       (Superior)        (Superior)       (Excellent)       (Excellent)

(1) 1996 share data restated to reflect a two-for-one split of the Company's common stock distributed in November 1997.

(2) 1996 earnings per share amounts restated in accordance with the provisions of SFAS No. 128 adopted as of December 31, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Operations

The Company continued its track record of growth through adherence to its core philosophies of specialization, mixed marketing and profitable underwriting. 2000 gross written premiums increased 31.6% to $361.9 million; the GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 90.8%, which, once again, was substantially lower than the property and casualty industry as a whole; total assets increased to $730.5 million; and shareholders' equity increased to $182.3 million.

Written premium growth occurred in all three of the Company's operating segments, including most notably the personal lines segment which grew to 15% of total gross written premium, or $54.2 million from the approximately $32.0 million of annualized manufactured housing, homeowners and national flood insurance program gross written premiums which were acquired through the 1999 acquisition of Liberty American Insurance Group, Inc. ("Liberty"). This growth occurred primarily from writing business directly which had previously been brokered to other insurance companies by Liberty due to its pre acquisition surplus limitations. The introduction of a new "preferred homeowners" insurance program targeted to retirees in gated communities with newer constructed homes and a program for newly constructed manufactured homes on private property also contributed to the growth.

In July 2000, the Board of Directors authorized the repurchase of an additional $10.0 million of the Company's common stock. This authorization was in addition to the previous $30.0 million stock repurchase authorization. As of December 31, 2000 approximately $27.8 million of common stock had been repurchased since the initial authorization.

For 2001, A.M. Best Company reaffirmed the "A+" (Superior) rating for Philadelphia Indemnity Insurance Company, Philadelphia Insurance Company, Mobile USA Insurance Company and Liberty American Insurance Company. Additionally, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company had been assigned an "A" claims paying ability rating by Standard and Poor's for 2000.

Investments

Investments consist of diversified issuers and issues, and as of December 31, 2000, approximately 84.2% and 5.2% of the total invested assets, on a cost basis, (total investments plus cash equivalents) consisted of investments in fixed maturity and equity securities, respectively, versus 83.9% and 10.4%, respectively, at December 31, 1999.

During 2000 the Company reduced the relative percentages of total investments in equity holdings through the sale of certain positions in the common stock portfolio realizing approximately $15.1 million in pretax realized investment gains. The decision to sell certain common stock positions was based on the valuation of the individual stock positions and the increased volatility in the overall equity markets. The proceeds from these common stock sales were reinvested in the fixed maturity portfolio. Additionally, the Company increased its relative percentage investments in fixed maturity securities during 2000 through the investing of cash flows from operations.

Also, during 2000 the relative percentage investment in taxable fixed maturity securities versus tax-exempt fixed maturity securities continued to increase due to the Company taking advantage of the more favorable after-tax yields. At the end of 2000, on a cost basis, investment grade taxable fixed maturity securities represented 66.5% of the total invested assets, compared to 52.7% as of the end of 1999.

Collateralized mortgage and asset backed securities, on a cost basis, amounted to $65.6 million and $106.8 million, respectively, as of December 31, 2000 and $48.5 and $39.4, respectively, as of December 31 1999. The increased investment in collateralized mortgage and asset backed securities was due to the relatively higher after tax rates of return compared to other investment options within the Company's investment objective of generating competitive after-tax total rates of return within a prudent level of risk and the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best and Standard & Poor's ratings. The collateralized mortgage and asset backed investments are shorter tranche securities possessing favorable prepayment risk profiles. The Company utilizes professional investment managers for its investments.

RESULTS OF OPERATIONS
(2000 versus 1999)

Premiums: Gross written premiums grew $87.0 million (31.6%) to $361.9 million in 2000 from $274.9 million in 1999; gross earned premiums grew $82.4 million (33.5%) to $328.4 million in 2000 from $246.0 million in 1999; net written premiums increased $79.3 million (43.1%) to $263.4 million in 2000 from $184.1 million in 1999; and net earned premiums grew $62.4 million (37.8%) to $227.3 million in 2000 from $164.9 million in 1999.

The respective gross written premium increases for the commercial lines, specialty lines and personal lines segments for the years ended December 31, 2000 vs. December 31, 1999 amount to $38.5 million (19.2%), $19.7 million (40.6%) and $28.8 million (113.4%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

- The growth of Liberty, resulting in an increase of $28.8 million in gross manufactured housing, preferred homeowners and National Flood Insurance Program written premiums.

- Recent rating downgrades of certain major competitor property and casualty insurance companies has led to their diminished presence in the Company's commercial and specialty lines business segments and continues to result in additional prospects and increased premium writings most notably for the Company's various commercial package and non-profit D&O product lines.

- The consolidation of certain competitor property and casualty insurance companies has led to the displacement of certain of its independent agency relationships which continues to result in new agency relationships for the Company which have been bringing additional prospects and premium writings for the Company's commercial and specialty lines segments.

- Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

- Realized rate increases commencing during the latter part of 2000 on certain renewal business.

- Overall premium growth in the commercial lines segment has been offset in part by the Company's decision not to renew certain policies in the commercial automobile and specialty property product lines due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels.

The respective net written premium increases for the commercial lines, specialty lines and personal lines segments for the years ended December 31, 2000 vs. December 31, 1999 amount to $34.4 million (26.6%), $26.9 million (65.8%) and $18.1 million (128.6%) respectively. The higher percentage increase in net written premiums versus gross written premiums for the period is primarily due to the Company, effective January 2000, increasing its liability retention on each occurrence from $250,000 to $1.0 million for all specialty lines segment business, thus reducing its reinsurance cost (ceded written premiums) and increasing its retained premiums (net written premiums).

Net Investment Income: Net investment income approximated $25.8 million in 2000 and $20.7 million in 1999. Total investments grew to $437.3 million at December 31, 2000 from $393.8 million at December 31, 1999. The growth in investment income is due primarily to investing net cash flows provided from operating activities; the net investable assets acquired in the Company's acquisition of Liberty; the reinvestment of $31.4 million in proceeds from the net decrease in common stock holdings which were reinvested into fixed maturity securities; and the increase in the Company's tax equivalent book yield on its fixed income holdings to 7.37% at December 31, 2000 versus 7.08% at December 31, 1999. The Company's average duration on its fixed income portfolio approximated 3.5 years at December 31, 2000 and 4.0 years at December 31, 1999.

Net Realized Investment Gain: Net realized investment gains were $11.7 million for 2000 and $5.7 million for 1999. The Company realized net investment gains of $15.1 million from the sales of common stock equity securities offset by $3.4 million of realized net investment losses from sales of certain fixed maturity securities during the year ended December 2000. The proceeds from these common stock sales were reinvested in fixed maturity securities to increase current investment income, lessen the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities. The proceeds realized from the fixed maturity sales were reinvested in fixed maturity securities with higher relative book yields than the fixed income securities sold. The net realized investment gains of $5.7 million for the year ended December 31, 1999 were due to the sales of certain fixed maturity and equity investments. A portion of the proceeds from these sales were utilized for the cash purchase price and repayment of certain obligations of the Liberty acquisition. The remaining proceeds were repositioned within the fixed maturity portfolio.

Other Income: Other income approximated $9.0 million for the year ended December 31, 2000 and $4.7 for the same period of 1999. Other income primarily consists of commissions earned by Liberty on brokered personal lines business, and for the year ended December 31, 1999 only included such income from the July 1999 acquisition date to December 31, 1999. Prospectively the Company anticipates commissions earned on brokered personal lines business to significantly decrease as the Company discontinues brokering activities in favor of writing the business directly.

Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $31.9 million (32.1%) to $131.3 million in 2000 from $99.4 million in 1999 and the loss ratio decreased to 57.8% in 2000 from 60.3% in 1999. The year ended December 31, 1999 included a $5.0 million increase to unpaid loss and loss adjustment expenses for Nursing Home and Assisted Living commercial multi-peril package policies which had been issued in prior periods and $6.1 million for unpaid loss and loss adjustment expenses related to property catastrophe losses. Excluding these items, net loss and loss adjustment expenses increased by $43.0 million (48.7%) and the loss ratio for the year ending December 31, 1999 was 53.6%. This increase in net loss and loss adjustment expenses was due principally to the following:

-    37.8% growth in net earned premiums;

- The increase in the loss ratio due to the relatively higher net earned premium growth on products (specialty lines) with higher relative loss experience; and

- Losses emerging during 2000 at a higher rate than had been originally anticipated for certain products in the commercial lines segment when the initial reserves were estimated.

Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $21.3 million (39.6%), to $75.1 million in 2000 from $53.8 million in 1999. This increase was due primarily to the 37.8% growth in net earned premiums and to relative changes in the Company's product mix and associated distribution expense.

Other Operating Expenses: Other operating expenses increased $5.8 million to $14.7 million in 2000 from $8.9 million for 1999. The increase in other operating expenses was primarily due to the inclusion of the operating expenses of Liberty's brokered personal lines business ($4.2 million), and goodwill amortization ($.7 million) arising from the acquisition of Liberty. Such expenses have been incurred for the entire year ending December 31, 2000, while the 1999 expenses include the period from the July 1999 acquisition date to December 31, 1999. Prospectively the Company anticipates operating expenses on brokered personal lines business to significantly decrease as the Company discontinues brokering activities in favor of writing the business directly.

Income Tax Expense: The Company's effective tax rates for 2000 and 1999 were 32.4% and 29.3%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities offset in part by non-deductible goodwill amortization. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.

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

Net Investment Income: Net investment income approximated $20.7 million in 1999 and $15.4 million in 1998. Total investments grew to $393.8 million at December 31, 1999 from $356.5 million at December 31, 1998. The growth in investment income is due to investing the proceeds from the Company's May 1998 FELINE PRIDES(SM) security offering for the entire year, net cash flows provided from operating activities, and the investable assets acquired in the Company's acquisition.

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

GROWTH OPPORTUNITIES

The Company believes that it can continue its premium growth in its commercial and specialty lines segments due to the disruption in the market place caused by consolidation activity and certain distressed situations along with the improving fundamentals in the property and casualty industry, resulting in the opportunity for rate increases. The Company also believes its unique product features and mixed marketing strategy is a strength, in that it provides the market intelligence and flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from market segments where pricing is soft to market segments with emerging opportunities.

Additionally, Liberty, the Company's platform for its personal lines property and casualty business, is targeting its new preferred homeowners product and expansion of its personal lines business into new states as sources of premium growth in addition to seeking premium growth in its current markets.

The Company also anticipates cross selling opportunities to arise between its personal and commercial lines business niches as well as cross selling opportunities within its preferred agency base for its portfolio of commercial niche insurance products.

LIQUIDITY AND CAPITAL RESOURCES

Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of its subsidiaries. The Company's primary sources of funds are dividends from its subsidiaries and payments received pursuant to tax allocation agreements with the insurance subsidiaries. For the year ended December 31, 2000, payments to PCHC pursuant to such tax allocation agreements totaled $12.3 million. The payment of dividends to PCHC from the insurance subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits of the insurance subsidiaries from which dividends may be paid totaled $96.6 million at December 31, 2000. Of this amount, the insurance subsidiaries are entitled to pay a total of approximately $24.6 million of dividends in 2001 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida. After the acquisition of Liberty, the insurance subsidiaries entered into an intercompany reinsurance pooling agreement. During the fourth quarter of 1999, in order to allocate policyholder surplus among the insurance subsidiaries to support their respective participation percentages in this intercompany reinsurance pooling agreement, Philadelphia Insurance Company paid a $17.5 million dividend to PCHC which PCHC subsequently contributed to Liberty American Insurance Company and Mobile USA Insurance Company in the amounts of $11.3 million and $6.2 million, respectively.

On May 4, 1998, the consolidated capitalization of the Company increased by approximately $99.0 million from the sale of FELINE PRIDES(SM) and Trust Preferred securities. The sales of FELINE PRIDES(SM) consisted of 9,350,000 units of Income Prides with a stated amount of $10.00, 1,000,000 units of Growth Prides with a face amount equal to the stated amount, and 1,000,000 units of separate Trust Preferred securities with a stated amount of $10.00. The Company utilized $25.7 million of the net proceeds during 1999 for its acquisition of Liberty, and contributed $33.1 million of the net proceeds to its subsidiaries in 1998, of which $20.0 million was contributed to the insurance subsidiaries. For the three year period ended December 31, 2000, $27.8 million was utilized by the Company to repurchase its common stock under its stock repurchase authorization. The Company is obligated to make cash distributions through May 15, 2001, at a rate of 7.0% of the stated amount per annum for the Income Prides and the separate Trust Preferred securities and contract adjustment payments at the rate of .50% per annum of the $10.00 stated amount to the holders of the Growth Prides.

In November 2000, the Company entered into an unsecured revolving credit facility for aggregate borrowings of up to $22.0 million. During 2000, $22.0 million of the facility was utilized by the Company to pay a withholding tax liability as a result of the CEO electing to have shares otherwise issuable pursuant to the exercise by the CEO of various stock options withheld in satisfaction of the minimum withholding tax attributable to the exercise of the stock options. As a result of the stock option exercise, the Company generated a $22.5 million tax benefit of which $8.6 million of prior year tax payments were received during January 2001. During the first quarter 2001 the Company repaid all aggregate borrowings under this revolving credit facility utilizing the aforementioned $8.6 million tax recovery along with the settlement of other intercompany tax balances.

Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 2000, the investment and cash balances in such trust accounts totaled approximately $10.9 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2000, the balance on deposit for the benefit of such policyholders totaled approximately $12.5 million.

The Company produced net cash from operations of $47.0 million in 2000, $47.4 million in 1999 and $50.2 million in 1998. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

The insurance subsidiaries, which operate under an intercompany reinsurance pooling agreement, must have certain levels of policyholders' surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the "NAIC") suggest that a property and casualty insurer's ratio of annual statutory net premium written to policyholders' surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders' surplus was 1.4-to-1.0 and 1.0-to-1.0 for 2000 and 1999, respectively. Management believes that the policyholders' surplus, which was $193.3 million at December 31, 2000, will be sufficient to support current and anticipated premium writings.

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

The Company issues professional liability coverage, including directors and officers liability, and commercial multi-peril insurance policies. Coverage under certain of these policies may cover losses suffered by insureds as a result of the Year 2000 issues. Professional liability policies are written on a "claim made and reported" basis. Since early 1997 approximately 50% of these policies have included a Year 2000 exclusion endorsement. The Company includes a Year 2000 exclusion endorsement on virtually all new or renewing professional liability policies providing coverage effective January 1, 1999 and thereafter. On occasion, for qualifying accounts, the Company's underwriters may remove the exclusion after receipt and review of a satisfactory supplemental application (which includes a warranty statement) and other underwriting information. With respect to commercial multi-peril policies, the Company believes that it should not be held liable for claims arising from the Year 2000 issue under comprehensive general liability policies. However, the Company cannot determine whether or to what extent courts may find liability for such claims. Additionally, expenses could be incurred to contest Year 2000 issue coverage claims, even if the Company prevails in its position. As a result, it cannot presently be determined what, if any, insurance exposure ultimately exists for Year 2000 issue claims. Therefore, there can be no assurance that any future Year 2000 issue claims will not materially adversely affect the Company. However, no Year 2000 issue claims have been reported to the Company as of March 15, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of SFAS 133 until January 1, 2001. The provisions of SFAS 133 require, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. At December 31, 2000 and 1999, the Company held no derivative financial instruments nor imbedded financial derivatives. The Company's FELINE PRIDES(SM) have been grandfathered under the current accounting guidance and are therefore not subject to the provisions of SFAS No. 133. The Company does not currently utilize derivatives in its investment or risk management strategy.

In December 1998, the NAIC adopted the "NAIC Accounting Practices and Procedures Manual for Property and Casualty Insurance Companies, for Life, Accident and Health Insurance Companies, and for Health Maintenance Organizations" ("Accounting Practices and Procedures Manual") as submitted by the NAIC Accounting Practices and Procedures Task Force. This comprehensive guide to Statutory Accounting Principles was effective January 1, 2001. While this manual is intended to establish a comprehensive basis of accounting recognized and adhered to, it is not intended to pre-empt state legislative and regulatory authority. The Company adopted the standards of the Accounting Practices and Procedures Manual as of January 1, 2001 as applied to statutory reporting, and is presently assessing its impact on financial position and results of operations of the insurance subsidiaries.

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




                                                                 DECEMBER 31, 2000
                                                              EXPECTED MATURITY DATES                                         TOTAL
                                               (Dollars in thousands, except average interest rate)                           FAIR
                              2001          2002         2003         2004          2005      Thereafter      TOTAL          VALUE
                             -------      -------      -------       -------      -------      --------      --------      --------
FIXED MATURITIES
AVAILABLE FOR
SALE:

Principal Amount             $29,090      $47,150      $38,400       $57,340      $72,250      $147,320      $391,550      $391,313

Book Value                   $29,120      $47,430      $38,210       $57,470      $71,330      $145,129      $388,689

Average Interest Rate           6.66%        6.15%        7.24%        7.09%         7.49%         6.83%         6.93%        6.81%

PREFERRED:

Principal Amount                                                                               $  3,700      $   3,700     $  3,420

Book Value                                                                                     $  3,750      $   3,750

Average Interest Rate                                                                             5.74%          5.74%        6.49%

SHORT-TERM DEBT:

Principal Amount             $40,960                                                                         $  40,960     $ 40,840

Book Value                   $40,840                                                                         $  40,840

Average Interest Rate           6.40%                                                                            6.40%        6.40%

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                   Index to Financial Statements and Schedules

         Financial Statements                                                                             Page
         --------------------                                                                             ----
         Report of Independent Accountants                                                                 26
         Consolidated Balance Sheets - As of December 31, 2000 and 1999                                    27
         Consolidated Statements of Operations and Comprehensive Income
              - For the Years Ended December 31, 2000, 1999 and 1998                                       28
         Consolidated Statements of Changes in Shareholders' Equity - For the Years Ended
              December 31, 2000, 1999 and 1998                                                             29
         Consolidated Statements of Cash Flows - For the Years Ended December 31,
              2000, 1999 and 1998                                                                          30
         Notes to Consolidated Financial Statements                                                       31-46

         Financial Statement Schedules:

         Schedule
         I        Summary of Investments - Other Than Investments in
                  Related Parties As of December 31, 2000                                                 S-1

         II       Condensed Financial Information of Registrant As of
                  December 31, 2000 and 1999 and For Each of the Three
                  Years in the Period Ended December 31, 2000                                          S-2 -- S-4

         III      Supplementary Insurance Information As of and For the
                  Years Ended December 31, 2000, 1999 and 1998                                             S-5

         IV       Reinsurance For the Years ended December 31, 2000,
                  1999 and 1998                                                                            S-6

         VI       Supplementary Information Concerning Property-Casualty
                  Insurance Operations As of and For the Years Ended
                  December 31, 2000, 1999 and 1998                                                         S-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Philadelphia Consolidated Holding
Corp.:




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP


February 7, 2001, except for certain information in Note 9 as to which the date is February 20, 2001

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            As of December 31,
                                                                       --------------------------
                                                                         2000             1999
                                                                       ---------        ---------
                               ASSETS
Investments:
   Fixed Maturities Available for Sale at Market
     (Amortized Cost $392,439 and $331,774) ....................       $ 394,733        $ 321,018
   Equity Securities at Market (Cost $24,087 and $41,231) ......          42,553           72,768
                                                                       ---------        ---------
      Total Investments ........................................         437,286          393,786

   Cash and Cash Equivalents ...................................          49,742           26,230
   Accrued Investment Income ...................................           5,726            5,027
   Premiums Receivable .........................................          69,377           49,176
   Prepaid Reinsurance Premiums and
   Reinsurance Receivables .....................................          73,513           54,920
   Income Taxes Recoverable ....................................          13,323              819
   Deferred Income Taxes .......................................             909
   Deferred Acquisition Costs ..................................          33,324           26,054
   Property and Equipment ......................................          10,476            9,277
   Goodwill less Accumulated Amortization of $4,112 and $2,620..          30,809           28,801
   Other Assets ................................................           5,979            4,961
                                                                       ---------        ---------

      Total Assets .............................................       $ 730,464        $ 599,051
                                                                       =========        =========


                      LIABILITIES and SHAREHOLDERS' EQUITY
Policy Liabilities and
Accruals:
   Unpaid Loss and Loss Adjustment Expenses ....................       $ 237,494        $ 188,063
   Unearned Premiums ...........................................         145,484          111,606
                                                                       ---------        ---------
      Total Policy Liabilities and Accruals ....................         382,978          299,669
   Loans Payable ...............................................          22,000
   Premiums Payable ............................................          20,868           22,223
   Other Liabilities ...........................................          23,388           14,762
   Deferred Income Taxes .......................................                            2,052
                                                                       ---------        ---------

      Total Liabilities ........................................         449,234          338,706
                                                                       ---------        ---------

Minority Interest in Consolidated Subsidiaries:
   Company Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust Holding
   Solely Debentures of Company ................................          98,905           98,905
                                                                       ---------        ---------

Commitments and Contingencies

Shareholders' Equity:
   Preferred Stock, $.01 Par Value,
     10,000,000 Shares Authorized,
     None Issued and Outstanding ...............................
   Common Stock, No Par Value,
     50,000,000 Shares Authorized, 13,431,408 Shares
     Issued and Outstanding, and 13,381,924
      Shares Issued ............................................          46,582           68,859
   Notes Receivable from Shareholders ..........................          (2,287)          (2,506)
   Accumulated Other Comprehensive Income ......................          13,494           13,507
   Retained Earnings ...........................................         124,536           93,766
   Less Cost of Common Stock Held in Treasury,
     791,016 Shares in 1999 ....................................                          (12,186)
                                                                       ---------        ---------
       Total Shareholders' Equity ..............................         182,325          161,440
                                                                       ---------        ---------
       Total Liabilities and Shareholders' Equity ..............       $ 730,464        $ 599,051
                                                                       =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     For the Years Ended December 31,
                                                             -------------------------------------------------
                                                                 2000              1999              1998
                                                             -------------     -------------     -------------
Revenue:

  Net Written Premiums...............................        $    263,429      $    184,071      $    143,036
  Change in Net Unearned Premium Reserve (Increase)..             (36,137)          (19,156)          (20,349)
                                                             -------------     -------------     -------------
  Net Earned Premiums................................             227,292           164,915           122,687
  Net Investment Income..............................              25,803            20,695            15,448
  Net Realized Investment Gain.......................              11,718             5,700               474
  Other Income.......................................               8,981             4,722               219
                                                             ------------      ------------      ------------
       Total Revenue.................................             273,794           196,032           138,828
                                                             ------------      ------------      ------------

Losses and Expenses:
  Loss and Loss Adjustment Expenses..................             175,163           122,491            74,074
  Net Reinsurance Recoveries.........................             (43,859)          (23,081)           (7,700)
                                                             -------------     -------------     -------------
  Net Loss and Loss Adjustment Expenses..............             131,304            99,410            66,374
  Acquisition Costs and Other
     Underwriting Expenses...........................              75,054            53,793            38,422
  Other Operating Expenses...........................              14,679             8,939             2,212
                                                             ------------      ------------      ------------
      Total Losses and Expenses......................             221,037           162,142           107,008
                                                             ------------      ------------      ------------

Minority Interest:  Distributions on Company Obligated
  Mandatorily Redeemable Preferred Securities of
  Subsidiary Trust...................................               7,245             7,245             4,770
                                                             ------------      ------------      ------------

Income Before Income Taxes...........................              45,512            26,645            27,050
                                                             ------------      ------------      ------------

Income Tax Expense (Benefit):
  Current............................................              17,666             8,360             7,941
  Deferred...........................................              (2,924)             (558)             (919)
                                                             -------------     -------------     -------------
      Total Income Tax Expense.......................              14,742             7,802             7,022
                                                             ------------      ------------      ------------
      Net Income.....................................        $     30,770      $     18,843      $     20,028
                                                             ============      ============      ============

Other Comprehensive Income (Loss), Net of Tax:
   Holding Gain (Loss) Arising during Year...........        $      7,604      $     (5,205)     $      7,702
   Reclassification Adjustment.......................              (7,617)           (3,705)             (308)
                                                             -------------     -------------     -------------
Other Comprehensive Income (Loss)....................                 (13)           (8,910)            7,394
                                                             -------------     -------------     ------------

Comprehensive Income.................................        $     30,757      $      9,933      $     27,422
                                                             ============      ============      ============

Per Average Share Data:

  Basic Earnings Per Share...........................        $       2.53      $       1.51      $       1.63
                                                             ============      ============      ============

  Diluted Earnings Per Share.........................        $       2.11      $       1.25      $       1.34
                                                             ============      ============      ============

Weighted-Average Common Shares Outstanding...........          12,177,989        12,501,165        12,249,262
Weighted-Average Share Equivalents Outstanding.......           2,411,552         2,614,399         2,680,165
                                                             ------------      ------------      ------------
Weighted-Average Shares and Share Equivalents
  Outstanding........................................          14,589,541        15,115,564        14,929,427
                                                             ============      ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                   For the Years Ended December 31,
                                                             -------------------------------------------
                                                                2000             1999             1998
                                                             ---------        ---------        ---------
Common Stock:
  Balance at Beginning of Year .......................       $  68,859        $  44,796        $  42,788
  Issuance of Shares Pursuant to Acquisition Agreement                           25,000
  Exercise of Employee Stock Options .................         (23,132)            (517)             597
  Issuance of Shares Pursuant to Stock Purchase Plans              855             (420)             853
  Purchase Contracts of Common  Stock ................                                               558
                                                             ---------        ---------        ---------
      Balance at End of Year .........................          46,582           68,859           44,796
                                                             ---------        ---------        ---------

Notes Receivable from Shareholders:
  Balance at Beginning of Year .......................          (2,506)          (1,680)          (1,422)
  Notes Receivable Issued Pursuant to Employee
    Stock Purchase Plan ..............................            (414)          (1,445)            (828)
  Collection of Notes Receivable .....................             633              619              570
                                                             ---------        ---------        ---------
      Balance at End of Year .........................          (2,287)          (2,506)          (1,680)
                                                             ---------        ---------        ---------

Accumulated Other Comprehensive Income,
  Net of Deferred Income Taxes:
    Balance at Beginning of Year .....................          13,507           22,417           15,023
    Other Comprehensive Income (Loss), Net of Taxes ..             (13)          (8,910)           7,394
                                                             ---------        ---------        ---------
      Balance at End of Year .........................          13,494           13,507           22,417
                                                             ---------        ---------        ---------

Retained Earnings:
  Balance at Beginning of Year .......................          93,766           74,923           54,895
  Net Income .........................................          30,770           18,843           20,028
                                                             ---------        ---------        ---------
      Balance at End of Year .........................         124,536           93,766           74,923
                                                             ---------        ---------        ---------

Common Stock Held in Treasury:
  Balance at Beginning of Year .......................         (12,186)          (2,973)
  Common Shares Repurchased ..........................         (40,766)         (12,081)          (3,100)
  Exercise of Employee Stock Options .................          52,712              975              127
  Issuance of Shares Pursuant to Stock Purchase Plans              240            1,893
                                                             ---------        ---------        ---------
      Balance at End of Year .........................                          (12,186)          (2,973)
                                                             ---------        ---------        ---------

      Total Shareholders' Equity .....................       $ 182,325        $ 161,440        $ 137,483
                                                             =========        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           For the Years Ended December 31,
                                                                     -------------------------------------------
                                                                        2000             1999             1998
                                                                     ---------        ---------        ---------
Cash Flows from Operating Activities:
  Net Income .................................................       $  30,770        $  18,843        $  20,028
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Net Realized Investment Gain ...........................         (11,718)          (5,700)            (474)
      Depreciation and Amortization Expense ..................           3,856            3,371            1,277
      Deferred Income Tax Benefit ............................          (2,924)            (558)            (919)
      Change in Premiums Receivable ..........................         (20,201)         (11,154)         (12,500)
      Change in Other Receivables ............................         (19,292)         (26,159)          (5,318)
      Change in Deferred Acquisition Costs ...................          (7,270)          (6,720)          (5,883)
      Change in Income Taxes Recoverable .....................         (12,504)            (211)            (243)
      Change in Other Assets .................................            (959)          (1,428)             765
      Change in Unpaid Loss and Loss Adjustment Expenses .....          49,431           33,590           28,847
      Change in Unearned Premiums ............................          33,878           30,073           22,671
      Change in Other Liabilities ............................           3,740           13,215            1,533
      Tax Benefit from Exercise of Employee Stock Options ....             145              255              425
                                                                     ---------        ---------        ---------
        Net Cash Provided by Operating Activities ............          46,952           47,417           50,209
                                                                     ---------        ---------        ---------

 Cash Flows from Investing Activities:
  Proceeds from Sales of Investments in Fixed Maturities .....         122,795           64,968           50,874
  Proceeds from Maturity of Investments in Fixed Maturities ..          22,110           39,728           36,736
  Proceeds from Sales of Investments in Equity Securities ....          50,230           37,013           19,440
  Proceeds from Sale of Real Estate ..........................                                             1,987
  Cost of Fixed Maturities Acquired ..........................        (208,513)        (148,411)        (199,024)
  Cost of Equity Securities Acquired .........................         (18,861)         (25,686)         (35,610)
  Payment for Acquisition, Net of Cash Acquired ..............                           (7,372)
  Purchase of Property and Equipment, Net ....................          (3,184)          (1,768)          (2,229)
                                                                     ---------        ---------        ---------
        Net Cash Used for Investing Activities ...............         (35,423)         (41,528)        (127,826)
                                                                     ---------        ---------        ---------

 Cash Flows from Financing Activities:
  Proceeds from Offering of Company Obligated Mandatorily
    Redeemable Preferred Securities of Subsidiary Trust ......                                            99,463
  Proceeds from Loans Payable ................................          22,000
  Exercise of Employee Stock Options .........................           1,853              203              299
  Collection of Notes Receivable .............................             633              619              570
  Proceeds from Shares Issued Pursuant to Stock Purchase Plans             188               27               25
  Cost of Common Stock Repurchased ...........................         (12,691)         (12,081)          (3,100)
                                                                     ---------        ---------        ---------
        Net Cash Provided (Used) by Financing Activities .....          11,983          (11,232)          97,257
                                                                     ---------        ---------        ---------

 Net Increase (Decrease) in Cash and Cash Equivalents ........          23,512           (5,343)          19,640
 Cash and Cash Equivalents at Beginning of Year ..............          26,230           31,573           11,933
                                                                     ---------        ---------        ---------
 Cash and Cash Equivalents at End of Year ....................       $  49,742        $  26,230        $  31,573
                                                                     =========        =========        =========

 Cash Paid During the Year for:
  Income Taxes ...............................................       $   7,760        $   8,295        $   7,546
  Interest ...................................................       $     200

 Non-Cash Transactions:
  Acceptance of Mature Shares For Exercise of Employee Stock
    Options ..................................................       $   6,811
  Issuance of Shares Pursuant to Employee
    Stock Purchase Plan in Exchange for Notes Receivable .....       $     414        $   1,445        $     828

  Acquisitions

  Fair Value Of Assets Acquired                                                       $  77,310
  Cash Paid                                                                             (25,676)
  Common Stock Issued                                                                   (25,000)
                                                                                      ---------
  Liabilities Assumed                                                                 $  26,634
                                                                                      =========

The accompanying notes are an integral part of the consolidated financial statements

            Philadelphia Consolidated Holding Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.       General Information and Significant Accounting Policies

Philadelphia Consolidated Holding Corp. ("Philadelphia Insurance"), and its subsidiaries (collectively the "Company") doing business as Philadelphia Insurance Companies, include four property and casualty insurance companies, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company, which are domiciled in Pennsylvania; and Mobile USA Insurance Company and Liberty American Insurance Company, which are domiciled in Florida (collectively the "Insurance Subsidiaries"); an underwriting manager, Maguire Insurance Agency, Inc.; a managing general agency, Mobile Homeowners Insurance Agencies, Inc; a premium finance company, Liberty American Premium Finance Company; and an investment subsidiary, PCHC Investment Corp. The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select target industries or niches including, among others, the rent-a-car industry; automobile leasing industry; nonprofit organizations; the health, fitness and wellness industry; select classes of professional liability; and personal property and casualty insurance products for the manufactured housing and homeowners markets. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager and managing general agency.

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

Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for collateralized mortgage and asset backed securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain collateralized mortgage and asset backed securities repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Collateralized mortgage and asset backed securities amounted to $66.8 million and $103.9 million, respectively, at December 31, 2000 and $46.8 million and $37.8 million, respectively, at December 31, 1999. The collateralized mortgage and asset backed securities held as of December 31, 2000 and 1999 are shorter tranche securities possessing favorable prepayment risk profiles.

Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders' equity, net of applicable deferred income taxes.

Realized investment gains and losses are calculated on the specific identification basis and recorded as income when the securities are sold.

Investments are considered impaired when the Company determines a decline in value to be other than temporary. Accordingly, a decline is recorded as a charge to income in the period this determination is made.

(b)  Cash and Cash Equivalents

Cash equivalents, consisting of fixed maturity investments with maturities of three months or less when purchased and money market funds, are stated at cost which approximates market value.

(c)  Deferred Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees, and other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience. Amortization of policy acquisition costs in the accompanying consolidated statements of operations and comprehensive income was $60.4 million, $46.5 million, and $30.0 million for the years ended December 31, 2000, 1999, and 1998, respectively.

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

(e)  Goodwill

Goodwill amounted to $30.8 million and $28.8 million at December 31, 2000 and 1999, respectively. Goodwill is being amortized on a straight line basis over 20 years. The carrying value of goodwill is reviewed for recoverability based on the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company would recognize an impairment loss.

Goodwill amortization was $1.5 million in 2000, $0.8 million in 1999, and $0.1 million in 1998. Goodwill was increased $3.5 million as of December 31, 2000 as an estimate of the contingent additional purchase price for the Liberty acquisition.

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

(l)  Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the year was $4.1 million, ($2.8) million and $4.1 million in 2000, 1999 and 1998, respectively. The related tax effect of Reclassification Adjustments was $4.1 million, $2.0 million, and $0.2 million in 2000, 1999 and 1998, respectively.

(m)  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of SFAS 133 until January 1, 2001. The provisions of SFAS 133 require, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company will adopt the provisions of SFAS No. 133 as of January 1, 2001. At December 31, 2000 the Company held no derivative financial instruments nor imbedded financial derivatives. The Company's FELINE PRIDES(SM) have been grandfathered under the current accounting guidance and are therefore not subject to the provisions of SFAS No.
133. The Company does not currently utilize derivatives in its investment or risk management strategy.

2.       Acquisition

On July 16, 1999, Philadelphia Insurance closed on its acquisition of Liberty (Mobile USA Insurance Company, Liberty American Insurance Company, Mobile Homeowners Insurance Agencies, Inc., and Liberty American Premium Finance Company) for a purchase price of $45.0 million, and a contingent additional amount of up to $5.0 million based upon the future earnings for the acquired business. Of the purchase price, $20.0 million was paid in cash and the balance in 1,037,772 shares of common stock of the Company. Additionally, goodwill was increased $3.5 million as of December 31, 2000 as an estimate for the contingent additional amount pending final determination of this amount. The contingent additional amount will be paid in cash. The acquisition is being accounted for using the purchase method of accounting. Goodwill resulting from the acquisition amounted to $32.7 million. This amount represents the excess of acquisition costs over the fair value of net assets acquired.

3.       Statutory Information

Accounting Principles: The Insurance Subsidiaries are required to report to certain regulatory agencies on the basis of Statutory Accounting Practices ("SAP"). The statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Insurance Departments of the Commonwealth of Pennsylvania and the State of Florida, as applicable. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as Commonwealth and State laws, regulations, and general administrative rules. Permitted Statutory Accounting Practices encompass all accounting practices not so prescribed.

Generally accepted accounting principles ("GAAP") differ in certain respects from SAP prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania and/or the State of Florida. The principal differences between SAP and GAAP are as follows:

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

Financial Information: The statutory capital and surplus of the Insurance Subsidiaries as of December 31, 2000 and 1999 was $193.3 million and $179.3 million, respectively. Statutory net income for the years ended December 31, 2000, 1999 and 1998 was $26.2 million, $19.2 million, and $16.1 million, respectively. Capital contributions for the years ended December 31, 2000 and 1999 were $0 and $17.5 million, respectively.

Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which the Insurance Subsidiaries may pay to Philadelphia Insurance during 2001 without prior approval is $24.6 million. Dividends paid for the years ended December 31, 2000 and 1999 were $0 and $17.5 million, respectively.

Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department, and ultimately, rehabilitation or liquidation. Based on the standards, the Insurance Subsidiaries capital and surplus at December 31, 2000 is in excess of the prescribed risk-based capital requirements.

4.       Investments

The Company invests primarily in investment grade fixed maturities which possessed an average lowest quality rating of AA at December 31, 2000. The cost, gross unrealized gains and losses, estimated market value and carrying value of investments as of December 31, 2000 and 1999 are as follows (in thousands):


                                                               Gross         Gross       Estimated
                                                            Unrealized     Unrealized      Market         Carrying
                                               Cost (1)        Gains         Losses       Value (2)        Value
                                               --------        -----         ------       ---------        -----
December 31, 2000
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies .............       $ 21,719       $   160       $     4       $ 21,875       $ 21,875
   Obligations of States and
   Political Subdivisions ................         82,596         4,035            18         86,613         86,613
   Corporate and Bank Debt Securities ....        115,684         1,784         1,955        115,513        115,513
   Collateralized Mortgage Securities ....         65,637         1,452           269         66,820         66,820
   Asset Backed Securities ...............        106,803         1,614         4,505        103,912        103,912
-------------------------------------------------------------------------------------------------------------------
   Total Fixed Maturities
   Available for Sale ....................        392,439         9,045         6,751        394,733        394,733
-------------------------------------------------------------------------------------------------------------------
Equity Securities ........................         24,087        18,761           295         42,553         42,553
-------------------------------------------------------------------------------------------------------------------
Total Investments ........................       $416,526       $27,806       $ 7,046       $437,286       $437,286
===================================================================================================================

December 31, 1999
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies .............       $ 17,902       $    26       $   343       $ 17,585       $ 17,585
   Obligations of States and
   Political Subdivisions ................        123,317         1,460         2,454        122,323        122,323
   Corporate and Bank Debt Securities ....        102,672           180         6,319         96,533         96,533
   Collateralized Mortgage Securities ....         48,521            47         1,804         46,764         46,764
   Asset Backed Securities ...............         39,362                       1,549         37,813         37,813
-------------------------------------------------------------------------------------------------------------------
   Total Fixed Maturities
   Available for Sale ....................        331,774         1,713        12,469        321,018        321,018
-------------------------------------------------------------------------------------------------------------------
Equity Securities ........................         41,231        32,130           593         72,768         72,768
-------------------------------------------------------------------------------------------------------------------
Total Investments ........................       $373,005       $33,843       $13,062       $393,786       $393,786
===================================================================================================================



(1) Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts.

(2)      Estimated market values have been based on quoted market prices.


The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders' equity at December 31, 2000.

The cost and estimated market value of fixed maturity securities at December 31, 2000, by remaining contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                Estimated
                                                                                                  Market
                                                                          Cost (1)              Value (2)
                                                                          --------              ---------

Due in One Year or Less                                                  $  10,845             $  10,870
Due After One Year Through Five Years                                      104,561               105,821
Due After Five Years through Ten Years                                      41,295                42,706
Due After Ten Years                                                         63,297                64,602
Collateralized Mortgage and Asset Backed Securities                        172,441               170,734
-----------------------------------------------------------------------------------------------------------
                                                                         $ 392,439             $ 394,733
===========================================================================================================

(1) Original cost adjusted for amortization of premiums and accretion of discounts.

(2)      Estimated market values have been based on quoted market prices.

The sources of net investment income for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                                 2000                1999               1998
                                                             -----------         -----------        -----------
Fixed Maturities                                             $    23,396         $    18,210        $    13,404
Equity Securities                                                  1,414               1,169                634
Cash and Cash Equivalents                                          1,961               2,111              1,983
-----------------------------------------------------------------------------------------------------------------
Total Investment Income                                           26,771              21,490             16,021
Investment Expense                                                  (968)               (795)              (573)
-----------------------------------------------------------------------------------------------------------------
Net Investment Income                                        $    25,803         $    20,695        $    15,448
=================================================================================================================

There are no investments in fixed maturity securities that were non-income producing during the years ended December 31, 2000, 1999, and 1998. Investment expense includes $182,000, $212,000, and $189,000, in investment management fees paid to a director of the Company in 2000, 1999, and 1998, respectively. These transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other investment advisors.

Realized pre-tax gains (losses) on the sale of investments for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                                2000                1999               1998
                                                             ----------          ----------         ----------
Fixed Maturities
   Gross Realized Gains                                      $      242          $      285         $    1,090
   Gross Realized Losses                                         (3,607)             (1,079)               (89)
---------------------------------------------------------------------------------------------------------------
Net Gain (Loss)                                                  (3,365)               (794)             1,001
---------------------------------------------------------------------------------------------------------------
Equity Securities
   Gross Realized Gains                                          18,685               9,300              1,641
   Gross Realized Losses                                         (3,602)             (2,806)            (2,284)
---------------------------------------------------------------------------------------------------------------
Net Gain (Loss)                                                  15,083               6,494               (643)
---------------------------------------------------------------------------------------------------------------
Gross Realized Gain on Sale of Real Estate                                                                 116
---------------------------------------------------------------------------------------------------------------
   Total Net Realized
   Investment Gain                                           $   11,718          $    5,700         $      474
===============================================================================================================

5.       Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. At December 31, 2000 and 1999, the carrying value on deposit totaled $12.5 million and $12.3 million, respectively.

6.       Trust Accounts

The Company maintains investments in trust accounts under reinsurance agreements with unrelated insurance companies. These investments collateralize the Company's obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income, resulting from investment of these assets are distributed to the Company on a monthly basis. At December 31, 2000 and 1999 the carrying value of these trust fund investments were $10.9 million and $10.6 million, respectively.

The Company's share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.

7.       Property and Equipment

The following table summarizes property and equipment at December 31, 2000 and 1999 (dollars in thousands):

                                                                                     Estimated Useful
                                                        December 31,                   Lives (Years)
                                                ------------------------------         -------------
                                                   2000             1999
                                                   ----             ----

Furniture, Fixtures and Automobiles             $   3,351        $   3,291                   5

Software, Computer Hardware and
Telephone Equipment                                13,767           11,325                 3 - 7

Land and Building                                   3,580            3,574                  40
Leasehold Improvements                              1,489            1,366                10 - 12
--------------------------------------------------------------------------------
                                                   22,187           19,556
Accumulated Depreciation and
Amortization                                      (11,711)         (10,279)
--------------------------------------------------------------------------------
Property and Equipment                          $  10,476        $   9,277
================================================================================

Included in property and equipment are costs incurred in developing or purchasing information systems technology of $5.4 million and $3.5 million in 2000 and 1999, respectively. Amortization of these costs was $0.6 million, $0.3 million and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense, excluding amortization of capitalized information systems technology costs, was $1.4 million, $1.5 million and $1.2 million, for the years ended December 31, 2000, 1999, and 1998, respectively.

The carrying value of property and equipment is reviewed for recoverability based on an evaluation of the estimated useful life of such assets.

8.  Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for Unpaid Loss and Loss Adjustment Expenses is summarized as follows (in thousands):

                                                             2000                  1999                  1998
                                                          ----------            ----------            ----------
Balance at January 1, (1)                                 $  188,063            $  154,473            $  122,430
   Less Reinsurance Recoverables (2)                          26,710                17,268                13,502
                                                          ----------            ----------            ----------
   Net Balance at January 1, (3)                             161,353               137,205               108,928
                                                          ----------            ----------            ----------

Incurred related to:
   Current Year                                              128,761                99,663                69,544
   Prior Years                                                 2,543                  (253)               (3,170)
                                                          ----------            ----------            ----------
Total Incurred                                               131,304                99,410                66,374
                                                          ----------            ----------            ----------

Paid related to:
   Current Year                                               36,271                31,493                13,402
   Prior Years                                                60,922                43,769                26,870
                                                          ----------            ----------            ----------
Total Paid                                                    97,193                75,262                40,272
                                                          ----------            ----------            ----------

Net Balance at December 31,                                  195,464               161,353               135,030
   Plus Reinsurance Recoverables                              42,030                26,710                16,120
                                                          ----------            ----------            ----------
Balance at December 31,                                   $  237,494            $  188,063            $  151,150
                                                          ==========            ==========            ==========

(1) 1999 Adjusted to include $3,323 gross unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

(2) 1999 Adjusted to include $1,148 reinsurance recoverables for Mobile USA Insurance Company as of acquisition date.

(3) 1999 Adjusted to include $2,175 net unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

As a result of changes in estimates of insured events in prior years, the Company increased losses and loss adjustment expenses incurred by $2.5 million in 2000. Such development was primarily due to losses emerging at a higher rate for the 1997 and 1998 accident years than had been originally anticipated for certain products in the commercial lines segment when the initial reserves were estimated.

9.       Loans Payable

In November 2000 the Company, pursuant to a Board of Directors authorization, entered into an unsecured revolving credit facility for aggregate borrowings of up to $22.0 million at any one time outstanding with a maturity date of 364 days after closing. During 2000, $22.0 million of the facility was utilized by the Company to pay a withholding tax liability as a result of the CEO electing to have shares otherwise issuable withheld in satisfaction of the minimum withholding tax attributable to the exercise of stock options. Borrowings under the facility bear interest at adjusted LIBOR and unused commitments under the facility are subject to a fee of 20 basis points per annum. Interest expense amounted to $0.2 million for the year ended December 31, 2000.

During the first quarter 2001 the Company repaid all aggregate borrowings and cancelled the commitment under this revolving credit facility.

10.      Income Taxes

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                                          December 31,
                                                                               ----------------------------------
                                                                                  2000                    1999
                                                                                  ----                    ----
Assets:
   Loss Reserve Discounting                                                    $ 10,252                $  7,998
   Excess of Tax Over Financial Reporting Earned Premium                          8,821                   6,276
   Deferred Compensation                                                            777
   Other Assets                                                                     515                     652
----------------------------------------------------------------------------------------------------------------
Total Assets                                                                     20,365                  14,926
================================================================================================================

Liabilities:
   Deferred Acquisition Costs                                                    11,663                   9,119
   Unrealized Appreciation of Securities                                          7,266                   7,304
   Property and Equipment Basis                                                     470                     347
   Other Liabilities                                                                 57                     208
----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                19,456                  16,978
----------------------------------------------------------------------------------------------------------------
Net Deferred Income Tax Asset (Liability)                                      $    909                $ (2,052)
================================================================================================================

The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

                                                                                  Amount of Tax           Percent
                                                                                  -------------           -------
For the year ended December 31, 2000:
   Federal Tax at Statutory Rate                                                    $  15,929                35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                 (1,884)              (4)
   Nondeductible Goodwill Amortization                                                    522                1
   Other, Net                                                                             175
-----------------------------------------------------------------------------------------------------------------
Income Tax Expense                                                                  $  14,742                32%
=================================================================================================================

For the year ended December 31, 1999:
   Federal Tax at Statutory Rate                                                    $   9,326                35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                 (1,931)              (7)
   Nondeductible Goodwill Amortization                                                    292                1
   Other, Net                                                                             115
-----------------------------------------------------------------------------------------------------------------
Income Tax Expense                                                                  $   7,802                29%
=================================================================================================================

For the year ended December 31, 1998:
   Federal Tax at Statutory Rate                                                    $   9,468                35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                 (1,944)               (7)
   Other, Net                                                                            (502)               (2)
-----------------------------------------------------------------------------------------------------------------
Income Tax Expense                                                                  $   7,022                26%
=================================================================================================================

Income taxes recoverable amounted to $13.3 million and $0.8 million at December 31, 2000 and 1999, respectively. Of the 2000 amount, $8.6 million of prior year tax payments were received during January 2001. The Company anticipates carrying forward the remaining recoverable amount to reduce future taxable income. Such carryforwards expire in 2020.

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

11.  Minority Interest in Consolidated Subsidiaries

During 1998, the Company issued 10.350 million FELINE PRIDES(SM) at $10.00 per security and PCHC Financing I, the Company's business trust subsidiary, issued 1,000,000 7.0% Trust Originated Preferred Securities with a stated liquidation amount per trust preferred security equal to $10.00. The 10.350 million FELINE PRIDES(SM) consisted of 9.350 million units referred to as Income Prides and
1.000 million units referred to as Growth Prides. Each Income Prides consists of a unit comprised of (a) a purchase contract under which the holder will purchase a number of shares of Philadelphia Consolidated Holding Corp. common stock no later than May 16, 2001 (ranging from .3858 to .4706 shares per FELINE PRIDES(SM) under the terms specified in the stock purchase contract and (b) beneficial ownership of a 7.0% Trust Originated Preferred Security issued by PCHC Financing I and representing an undivided beneficial ownership in the assets of PCHC Financing I. Each holder will receive aggregate cumulative cash distributions at the annual rate of 7.00% of the $10.00 stated amount for the security, payable quarterly in arrears. Each Growth Prides consists of a unit with a face amount of $10.00 comprised of (a) a purchase contract under which
(i) the holder will purchase a number of shares of Philadelphia Consolidated Holding Corp. common stock no later than May 16, 2001 (ranging from .3858 to
 .4706 shares per FELINE PRIDES(SM)) under the terms specified in the stock purchase contract and (ii) the Company will pay the holder contract adjustment payments at the rate of .50% of the stated amount per annum and (b) a 1/100 undivided beneficial ownership interest in a treasury security having a principal amount at maturity equal to $1,000 and maturing on May 15, 2001. The applicable distribution rate on the trust originated securities that remain outstanding during the period May 16, 2001 through May 16, 2003, will be reset so that the market value of the Trust Originated Preferred Securities will be equal to 100.5 percent of the stated amount. The Company may limit the reset rate to be no higher than the rate on the two-year benchmark treasury plus 255 basis points. The guarantee by the Company is a full and unconditional guarantee on a subordinated unsecured basis with respect to the Trust Originated Preferred Securities, but will not apply to any payment of distributions except to the extent the Trust shall have funds available therefor.

Proceeds from the offering were approximately $99.0 million (after underwriting and associated costs). The proceeds from the sale of the Growth Prides were used to purchase the underlying securities to be transferred to the holders of the Growth Prides pursuant to the terms thereof. All the proceeds from the sale of the Trust Preferred Securities that were not components of the Income Prides and all of the proceeds from the sale of the Income Prides were invested by PCHC Financing I in debentures of the Company. The debentures account for substantially all the assets of PCHC

Financing I. The debentures, whose principal amount is $106.7 million, mature on May 16, 2003 and pay interest initially at the rate of 7.0% per annum until May 15, 2001 and at the reset rate thereafter. The Company utilized $25.7 million of the net proceeds during 1999 for its acquisition of Liberty, and contributed $33.1 million of the net proceeds to its subsidiaries in 1998, of which $20.0 million was contributed to the Insurance Subsidiaries. For the three year period ended December 31, 2000, $27.8 million was utilized by the Company to repurchase its common stock under its stock repurchase authorization.

12.      Shareholders' Equity

The Company has established non-qualified stock bonus and stock option plans. Under the stock bonus plan, the Company has granted a total of 137,500 shares to certain officers of the Company, of which all such shares have been issued and are vested.

In addition to stock options granted pursuant to the Company's stock option plan, the Company's Board of Directors have granted previous awards of 2,613,492 stock options. During 2000 all such stock options were exercised.

Under the Company's stock option plan, stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options granted prior to January 1, 1995 are exercisable over a four-to-five year vesting period. Options issued in the years 1995 and subsequent are exercisable after the expiration of five years following the grant date. Under this plan, the Company has reserved 2,475,000 shares of common stock for issuance pursuant to options granted under the plan.

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

The following is a summary of the Company's option activity, including weighted-average option information:


                                          2000                              1999                              1998
                              ---------------------------        ---------------------------       ---------------------------
                                                Exercise                           Exercise                          Exercise
                                                  Price                             Price                             Price
                                                   Per                               Per                               Per
                               Options          Option(1)         Options          Option(1)        Options          Option(1)
                              ---------         ---------        ---------         ---------       ---------         ---------
Outstanding at beginning
of year                       3,835,917         $   5.55         3,637,167         $   4.85        3,473,042         $   3.85
Granted                         272,500         $  18.32           257,500         $  15.87          256,125         $  19.07
Exercised                    (2,640,842)        $   2.61           (46,250)        $   4.40          (68,600)        $   4.53
Canceled                       (137,500)        $  18.28           (12,500)        $  20.43          (23,400)        $  12.00
                              ---------                          ---------                         ---------
Outstanding at end of year    1,330,075         $  12.68         3,835,917         $   5.55        3,637,167         $   4.85
                              =========                          =========                         =========

Exercisable at end of year       21,050                          2,661,892                         2,708,142

Weighted-average fair
   value of options granted
   during the year                                $7.75                              $6.76                             $7.69


                                                               Exercise                            Exercisable        Exercise
                                            Outstanding          Price           Remaining             at              Price
                                            At December           Per           Contractual         December            Per
Range of Exercise Prices                      31, 2000         Option(1)      Life (Years) (1)      31, 2000         Option(1)
--------------------------------------------------------------------------------------------------------------------------------
$2.61 to $9.31                                 688,950         $   8.33              5.1               21,050         $  3.62
$13.88 to $19.75                               451,125         $  16.00              8.4
$20.50 to $27.00                               190,000         $  22.52              9.1
                                             ---------                                                 ------
                                             1,330,075         $  12.68                                21,050         $  3.62
                                             =========                                                 ======

(1)  Weighted Average.

The Company has established the following non-qualified stock purchase plans:

Employee Stock Purchase Plan (the "Stock Purchase Plan"): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan as amended is 1,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 54,463 and 112,228 shares in 2000 and 1999, respectively. The weighted-average fair value of those purchase rights granted in 2000 and 1999 was $3.08 and $2.52, respectively.

Directors Stock Purchase Plan ("Directors Plan"): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 50,000. Non-employee Directors, during monthly offerings periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 2,207 shares in 2000. The weighted-average fair value of those purchase rights granted in 2000 was $2.64.

Preferred Agents Stock Purchase Plan ("Preferred Agents Plan"): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 200,000. Eligible Preferred Agents during designated offering periods may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Preferred Agents Plan, the Company issued 13,528 shares in 2000. The weighted-average fair value of those purchase rights granted in 2000 was $2.48.

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


                                                                    2000             1999            1998
                                                                  ---------        ---------       ---------
Net Income As Reported                                            $  30,770        $  18,843       $  20,028
Assumed Stock Compensation Cost                                         947              657             453
                                                                  ---------        ---------       ---------
Pro Forma Net Income                                              $  29,823        $  18,186       $  19,575
                                                                  =========        =========       =========
Diluted Earnings Per Average Common Share as Reported             $    2.11        $    1.25       $    1.34
                                                                  =========        =========       =========
Pro Forma Diluted Earnings Per Average Common Share               $    2.04        $    1.20       $    1.31
                                                                  =========        =========       =========

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

                                                                     2000              1999             1998
                                                                     ----              ----             ----
Expected Stock Volatility                                            30.6%            31.6%            29.5%
Risk-Free Interest Rate                                               6.2%             5.9%             5.3%
Expected Option Life-Years                                            6.0              6.0              6.0
Expected Dividends                                                    0.0%             0.0%             0.0%

13.      Stock Repurchase Authorization

On July 20, 2000, the Company's Board of Directors increased the authorization for the Company to repurchase up to a total of $40.0 million of its common stock. For the three year period ended December 31, 2000, the Company repurchased 1.8 million shares for approximately $27.8 million under this authorization.

14.      Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders.

The loss and loss adjustment expense reserves ceded under such arrangements were $42.0 million and $26.7 million at December 31, 2000 and 1999, respectively. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance reserves (excluding reserves ceded to voluntary and mandatory pool mechanisms) that are with companies rated "A" (Excellent) or better by A.M. Best Company is 99.2% and 100.0% as of December 31, 2000 and 1999, respectively. Additionally, approximately 4%, 4% and 1% of the Company's net written premiums for the years ended December 31, 2000, 1999, and 1998, respectively, were assumed from an unrelated reinsurance company.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                                                                Written                Earned
                                                                                -------                ------
For the Year Ended December 31, 2000:
   Direct Business                                                               $  350,603            $ 319,591
   Reinsurance Assumed                                                               11,256                8,747
   Reinsurance Ceded                                                                 98,430              101,046
----------------------------------------------------------------------------------------------------------------
Net Premiums                                                                     $  263,429            $ 227,292
----------------------------------------------------------------------------------------------------------------
Percentage Assumed of Net                                                                                   3.8%
================================================================================================================

For the Year Ended December 31, 1999:
   Direct Business                                                               $  271,312            $ 243,667
   Reinsurance Assumed                                                                6,767                4,339
   Reinsurance Ceded                                                                 94,008               83,091
----------------------------------------------------------------------------------------------------------------
Net Premiums                                                                     $  184,071            $ 164,915
----------------------------------------------------------------------------------------------------------------
Percentage Assumed of Net                                                                                   2.6%
================================================================================================================

For the Year Ended December 31, 1998:
   Direct Business                                                               $  195,697            $ 173,555
   Reinsurance Assumed                                                                1,712                1,181
   Reinsurance Ceded                                                                 54,373               52,049
----------------------------------------------------------------------------------------------------------------
Net Premiums                                                                     $  143,036            $ 122,687
================================================================================================================
Percentage Assumed of Net                                                                                   1.0%
================================================================================================================

15.      Profit Sharing

The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 75% of the participant's pre-tax contribution, subject to a maximum of 6% of the participant's eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company's contribution upon completion of four years of service. The Company's total contributions to the plan were $0.6 million, $0.3 million and $0.4 million in 2000, 1999, and 1998, respectively.

16.      Commitments and Contingencies

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any pending or threatened legal or administrative proceedings, which management believes can reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

The Company currently leases office space to serve as its headquarters location and 36 field offices for its production underwriters. In addition, the Company leases certain computer equipment. Rental expense for these operating leases was $2.2 million, $1.7 million and $1.2 million for the years ended December 31, 2000, 1999, and 1998, respectively.

At December 31, 2000, the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000 were as follows (in thousands):

Year Ending December 31:
2001                                                                $2,708
2002                                                                 2,014
2003                                                                 1,308
2004                                                                 1,205
2005 and Thereafter                                                  3,852
--------------------------------------------------------------------------------
Total Minimum Payments Required                                    $11,087
================================================================================

17.      Summary of Quarterly Financial Information - Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2000 and 1999 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

                                                                             Three Months Ended
                                                   --------------------------------------------------------------------
                                                     March 31,          June 30,         September 30,      December 31,
                                                       2000               2000               2000               2000
                                                   -----------       -----------        ------------        -----------
Net Earned Premiums                                $    48,627       $    54,291        $     59,271        $    65,103
Net Investment Income                              $     6,264       $     5,832        $      6,030        $     7,677
Net Realized Investment Gain                       $        93       $       389        $      3,556        $     7,680
Net Loss and Loss Adjustment Expenses              $    28,240       $    31,973        $     33,970        $    37,121

Acquisition Costs and Other
  Underwriting Expenses                            $    16,719       $    17,317        $     19,532        $    21,486



Minority Interest:
  Distributions on Company Obligated
  Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust
                                                   $     1,811       $     1,812        $      1,811        $     1,811
Net Income                                         $     5,665       $     5,802        $      8,128        $    11,175

Basic Earnings Per Share                                 $0.46             $0.48               $0.69              $0.90
Diluted Earnings Per Share                               $0.38             $0.39               $0.56              $0.78

Weighted-Average Common Shares Outstanding          12,327,797        12,122,135          11,825,698         12,437,348
Weighted-Average Share Equivalents Outstanding       2,496,325         2,581,779           2,603,161          1,838,712
                                                   -----------       -----------        ------------        -----------
Weighted-Average Shares and Share Equivalents
  Outstanding                                       14,824,122        14,703,914          14,428,859         14,276,060
                                                   ===========       ===========        ============        ===========


                                                     March 31,          June 30,         September 30,      December 31,
                                                       1999               1999               1999               1999
                                                   -----------       -----------        ------------        -----------
Net Earned Premiums                                $    36,764       $    39,153        $     45,208        $    43,790
Net Investment Income                              $     4,854       $     4,996        $      5,411        $     5,434
Net Realized Investment Gain (Loss)                $      (490)      $     5,683        $         48        $       459
Net Loss and Loss Adjustment Expenses              $    20,262       $    21,615        $     32,652        $    24,881

Acquisition Costs and Other
  Underwriting Expenses                            $    11,777       $    12,087        $     14,958        $    14,971



Minority Interest:
  Distributions on Company Obligated
  Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust
                                                   $     1,811       $     1,812        $      1,811        $     1,811
Net Income                                         $     4,937       $     9,240        $        612        $     4,054

Basic Earnings Per Share                                 $0.40             $0.76               $0.05              $0.32
Diluted Earnings Per Share                               $0.33             $0.61               $0.04              $0.27

Weighted-Average Common Shares Outstanding          12,209,391        12,236,221          12,964,320         12,585,504
Weighted-Average Share Equivalents Outstanding       2,823,711         2,863,849           2,688,167          2,476,611
                                                   -----------       -----------        ------------        -----------
Weighted-Average Shares and Share Equivalents
  Outstanding                                       15,033,102        15,100,070          15,652,487         15,062,115
                                                   ===========       ===========        ============        ===========

18.      Segment Information

The Company's operations are classified into three reportable business segments:
The Commercial Lines Underwriting Group which has underwriting responsibility for the Commercial Automobile and Commercial Property and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group which has underwriting responsibility for the professional liability insurance products; and The Personal Lines Group which designs, markets and underwrites personal property and casualty insurance products for the Manufactured Housing and Homeowners markets. Effective June 30, 2000, due to a change in market focus, the previously reported Specialty Property Underwriting Group segment was restructured resulting in the combination of this Underwriting Group with the Commercial Lines Underwriting Group. Accordingly, prior information has been reclassified to reflect this change. The reportable segments operate solely within the United States.

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

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                       Commercial      Specialty      Personal
2000:                                                     Lines          Lines          Lines        Corporate        Total
                                                      -----------------------------------------------------------------------
  Gross Written Premiums                              $   239,446    $    68,193    $    54,233                   $   361,872
                                                      -----------------------------------------------------------------------
  Net Written Premiums                                $   163,430    $    67,860    $    32,139                   $   263,429
                                                      -----------------------------------------------------------------------
Revenue:
  Net Earned Premiums                                 $   142,250    $    56,884    $    28,158                   $   227,292
  Net Investment Income                                                                                  25,803        25,803
  Net Realized Investment Gain                                                                           11,718        11,718
  Other Income                                                                           11,720          (2,739)        8,981
                                                      -----------------------------------------------------------------------
  Total Revenue                                          142,250          56,884         39,878          34,782       273,794
                                                      -----------------------------------------------------------------------
Losses and Expenses:
   Net Loss and Loss Adjustment Expenses                   85,677         32,448         13,179                       131,304
   Acquisition Costs and Other Underwriting
   Expenses                                                                                              75,054        75,054
   Other Operating Expenses                                                              10,227           4,452        14,679
                                                      -----------------------------------------------------------------------
   Total Losses and Expenses                               85,677         32,448         23,406          79,506       221,037
                                                      -----------------------------------------------------------------------
Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                          7,245         7,245
                                                      -----------------------------------------------------------------------
Income Before Income Taxes                                 56,573         24,436         16,472         (51,969)       45,512
Total Income Tax Expense                                                                                 14,742        14,742
                                                      -----------------------------------------------------------------------
Net Income                                            $    56,573    $    24,436    $    16,472    $    (66,711)  $    30,770
                                                      =======================================================================
Total Assets                                                                        $   154,874    $    575,590   $   730,464
                                                      =======================================================================
1999:

  Gross Written Premiums                              $   200,972    $    48,532    $    25,414                   $   274,918
                                                      -----------------------------------------------------------------------
  Net Written Premiums                                $   129,078    $    40,936    $    14,057                   $   184,071
                                                      -----------------------------------------------------------------------
Revenue:
  Net Earned Premiums                                 $   118,623    $    33,433    $    12,859                   $   164,915
  Net Investment Income                                                                                  20,695        20,695
  Net Realized Investment Gain                                                                            5,700         5,700
  Other Income                                                                            5,843          (1,121)        4,722
                                                      -----------------------------------------------------------------------
  Total Revenue                                          118,623          33,433         18,702          25,274       196,032
                                                      -----------------------------------------------------------------------
Losses and Expenses:
   Net Loss and Loss Adjustment Expenses                   72,286         17,873          9,251                        99,410
   Acquisition Costs and Other Underwriting
   Expenses                                                                                              53,793        53,793
   Other Operating Expenses                                                               5,938           3,001         8,939
                                                      -----------------------------------------------------------------------
   Total Losses and Expenses                               72,286         17,873         15,189          56,794       162,142
                                                      -----------------------------------------------------------------------
Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                          7,245         7,245
                                                      -----------------------------------------------------------------------
Income Before Income Taxes                                 46,337         15,560          3,513         (38,765)       26,645
Total Income Tax Expense                                                                                  7,802         7,802
                                                      -----------------------------------------------------------------------
Net Income                                            $    46,337    $    15,560    $     3,513    $    (46,567)  $    18,843
                                                      =======================================================================
Total Assets                                                                        $    98,503    $    500,548   $   599,051
                                                      =======================================================================
1998:
  Gross Written Premiums                              $   163,162    $    30,396    $     3,850                   $   197,408
                                                      -----------------------------------------------------------------------
  Net Written Premiums                                $   113,508    $    26,095    $     3,433                   $   143,036
                                                      -----------------------------------------------------------------------
Revenue:
  Net Earned Premiums                                 $   102,039    $    20,024    $       624                   $   122,687
  Net Investment Income                                                                                  15,448        15,448
  Net Realized Investment Gain                                                                              474           474
  Other Income                                                                                              219           219
                                                      -----------------------------------------------------------------------
  Total Revenue                                           102,039         20,024            624          16,141       138,828
                                                      -----------------------------------------------------------------------
Losses and Expenses:
   Net Loss and Loss Adjustment Expenses                   54,254         11,764            356                        66,374
   Acquisition Costs and Other Underwriting
   Expenses                                                                                              38,422        38,422
   Other Operating Expenses                                                                               2,212         2,212
                                                      -----------------------------------------------------------------------
   Total Losses and Expenses                               54,254         11,764            356          40,634       107,008
                                                      -----------------------------------------------------------------------
Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                          4,770         4,770
                                                      -----------------------------------------------------------------------
Income Before Income Taxes                                 47,785          8,260            268         (29,263)       27,050

Total Income Tax Expense                                                                                  7,022         7,022
                                                      -----------------------------------------------------------------------
Net Income                                            $    47,785    $     8,260    $       268    $    (36,285)  $    20,028
                                                      =======================================================================
Total Assets                                                                                       $    476,390   $   476,390
                                                      =======================================================================

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

**********        Filed as an Exhibit to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1998.

***********       Filed as an Exhibit to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1999.

************      Filed herewith.

(1)               Compensatory Plan or Arrangement, or Management Contract.

(b) Reports on Form 8-K:

          The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 2000

                    Date of Report         Item Reported

                    October 19, 2000       Supplemental financial data for the
                                           three and nine months ended September
                                           30, 2000 and 1999

                    November 6, 2000       September 30, 2000 Investor
                                           Presentation

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

                                        March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   Signature                                Title                                      Date
                   ---------                                -----                                      ----
                                                                                                  March 30, 2001
             /s/ James J. Maguire                  Chairman of the Board of
       ---------------------------------        Directors and Chief Executive
               James J. Maguire             Officer (Principal Executive Officer)

                                                                                                  March 30, 2001
              /s/ Craig P. Keller        Senior Vice President, Secretary, Treasurer,
       ---------------------------------         and Chief Financial Officer
                Craig P. Keller                    (Principal Financial and
                                                     Accounting Officer)

                                                                                                  March 30, 2001
           /s/ James J. Maguire, Jr.              President & COO, Director
       ---------------------------------
             James J. Maguire, Jr.

                                                                                                  March 30, 2001
              /s/ Sean S. Sweeney             Executive Vice President, Director
       ---------------------------------
                Sean S. Sweeney

                                                                                                  March 30, 2001
           /s/ Elizabeth H. Gemmill.                       Director
       ---------------------------------
             Elizabeth H. Gemmill

                                                                                                  March 30, 2001
          /s/ William J. Henrich, Jr.                      Director
       ---------------------------------
            William J. Henrich, Jr.

                                                                                                  March 30, 2001
            /s/ Paul R. Hertel, Jr.                        Director
       ---------------------------------
              Paul R. Hertel, Jr.

                                                                                                  March 30, 2001
              /s/ Roger L. Larson                          Director
       ---------------------------------
                Roger L. Larson

                                                                                                  March 30, 2001
             /s/ Thomas J. McHugh                          Director
       ---------------------------------
               Thomas J. McHugh

                                                                                                  March 30, 2001
             /s/ Michael J. Morris                         Director
       ---------------------------------
               Michael J. Morris

                                                                                                  March 30, 2001
              /s/ Dirk A. Stuurop                          Director
       ---------------------------------
                Dirk A. Stuurop

                                                                                                  March 30, 2001
           /s/ J. Eustace Wolfington                       Director
       ---------------------------------
             J. Eustace Wolfington

            Philadelphia Consolidated Holding Corp. and Subsidiaries
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                             As of December 31, 2000
                             (Dollars in Thousands)







------------------------------------------------------------------------------------------------------
COLUMN A                                                   COLUMN B       COLUMN C        COLUMN D
                                                                         Estimated     Amount at which
                                                                           Market        shown in the
Type of Investment                                          Cost *         Value        Balance Sheet
------------------------------------------------------------------------------------------------------
Fixed Maturities:
Bonds:
   United States Government and Government Agencies
   and Authorities                                         $ 21,719       $ 21,875       $ 21,875
   States, Municipalities and Political Subdivisions         82,596         86,613         86,613
   Public Utilities                                          25,006         24,529         24,529
   All Other Corporate Bonds                                259,366        258,301        258,301
Redeemable Preferred Stock                                    3,752          3,415          3,415
                                                           --------       --------       --------
                 Total Fixed Maturities                     392,439        394,733        394,733
                                                           --------       --------       --------


Equity Securities:
Common Stocks:
   Banks, Trust and Insurance Companies                       2,624          7,118          7,118
   Industrial, Miscellaneous and all other                   21,463         35,435         35,435
                                                           --------       --------       --------
                  Total Equity Securities                    24,087         42,553         42,553
                                                           --------       --------       --------
                  Total Investments                        $416,526       $437,286       $437,286
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

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                                   Schedule II
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                                 Balance Sheets
                        (In Thousands, Except Share Data)



                                                                              As of December 31,
                                                                            2000             1999
                                                                         ---------        ---------
                                 ASSETS

Cash and Cash Equivalents                                                $     246        $     (15)
Equity in and Advances to Unconsolidated Subsidiaries (a)                  301,847          258,722
Income Taxes Recoverable                                                     2,320            2,775
Other Assets                                                                     4                3
                                                                         ---------        ---------
                    Total Assets                                         $ 304,417        $ 261,485
                                                                         =========        =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY


Loans Payable                                                            $  22,000
Other Liabilities                                                            1,187        $   1,140
                                                                         ---------        ---------
     Total Liabilities                                                      23,187            1,140
                                                                         ---------        ---------
Minority Interest in Consolidated Subsidiaries:
  Company Obligated Mandatorily Redeemable Preferred Securities of
Subsidiary Trust Holding Solely Debentures of Company                       98,905           98,905
                                                                         ---------        ---------
Commitments and Contingencies


Shareholders' Equity
     Preferred Stock, $.01 Par Value, 10,000,000 Shares
     Authorized, None Issued and Outstanding
  Common Stock, No Par Value, 50,000,000 Shares
     Authorized, 13,431,408 Shares Issued and Outstanding, and
     13,381,924 Shares Issued                                               46,582           68,859
  Notes Receivable from Shareholders                                        (2,287)          (2,506)
  Accumulated Other Comprehensive Income                                    13,494           13,507
  Retained Earnings                                                        124,536           93,766
  Less Cost of Common Stock held in Treasury,
     791,016 Shares in 1999                                                                 (12,186)
                                                                         ---------        ---------
                        Total Shareholders' Equity                         182,325          161,440
                                                                         ---------        ---------

                        Total Liabilities and Shareholders' Equity       $ 304,417        $ 261,485
                                                                         =========        =========


(a) These items have been eliminated in the Company's Consolidated Financial Statements.

 See Notes to Consolidated Financial Statements included in Item 8, pages 31-46.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Operations
                                 (In Thousands)



                                                                              For the Years Ended December 31,
                                                                           2000            1999            1998
                                                                         --------        --------        --------
Revenue:
   Dividends from Subsidiaries (a)                                       $ 20,122        $ 65,356        $  5,470
   Net Investment Income                                                                                    2,598
   Net Realized Investment Loss (b)                                                                          (671)
                                                                         --------        --------        --------
                     Total Revenue                                         20,122          65,356           7,397
                                                                         --------        --------        --------

   Other Expenses                                                           1,077             684             725
                                                                         --------        --------        --------
                     Total Expenses                                         1,077             684             725
                                                                         --------        --------        --------

Minority Interest:  Distributions on Company
   Mandatorily Redeemable Preferred Securities of Subsidiary Trust          7,245           7,245           4,770
                                                                         --------        --------        --------
Income, Before Income Taxes and Equity in Earnings of
   Unconsolidated Subsidiaries                                             11,800          57,427           1,902
Income Tax Expense (Benefit)                                               (2,913)         (2,775)            675
                                                                         --------        --------        --------


Income, Before Equity in Earnings of Unconsolidated
   Subsidiaries                                                            14,713          60,202           1,227
Equity in Earnings of Unconsolidated Subsidiaries (b)                      16,057         (41,359)         18,801
                                                                         --------        --------        --------
   Net Income                                                            $ 30,770        $ 18,843        $ 20,028
                                                                         ========        ========        ========



(a) These items have been eliminated in the Company's Consolidated Financial Statements.

(b) $31 of this amount has been eliminated in the Company's Consolidated Financial Statements for 1998.




 See Notes to Consolidated Financial Statements included in Item 8, pages 31-46.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Cash Flows
                                 (In Thousands)


                                                                                          For the Years Ended December 31,
                                                                                        2000             1999             1998
                                                                                     ---------        ---------        ---------

Cash Flows From Operating Activities:
      Net Income                                                                     $  30,770        $  18,843        $  20,028
      Adjustments to Reconcile Net Income to Net
      Cash Provided (Used) by Operating Activities:
           Net Realized Investment Loss                                                                                      671
           Amortization Expense                                                                                             (145)
           Equity in Earnings of Unconsolidated Subsidiaries                           (16,057)          41,359          (18,801)
           Change in Other Liabilities                                                      46              (37)           1,019
           Change in Other Assets                                                           (1)              11              575
           Change in Income Taxes Recoverable                                              455           (3,450)             837
           Tax Benefit from Exercise of Employee Stock Options                             145              255              425
                                                                                     ---------        ---------        ---------
                  Net Cash Provided by Operating Activities                             15,358           56,981            4,609
                                                                                     ---------        ---------        ---------


Cash Flows Used by Investing Activities:

      Proceeds From Maturity of Investments in Fixed
         Maturities Available for Sale                                                                                       569
      Proceeds From Sales of Investments in Equity Securities                                                              2,427
      Cost of Fixed Maturities Available for Sale Acquired                                                               (62,753)
      Cost of Equity Securities Acquired                                                                                 (13,721)
      Payment for Acquisition                                                                           (25,676)
      Net Transfers to Subsidiaries (a)                                                (27,080)         (20,023)         (28,450)
                                                                                     ---------        ---------        ---------
                  Net Cash Used by Investing Activities                                (27,080)         (45,699)        (101,928)
                                                                                     ---------        ---------        ---------


Cash Flows From Financing Activities:

      Proceeds From Offering of Company Obligated
        Mandatorily Redeemable Preferred Securities of Subsidiary
        Trust                                                                                                             99,463
      Proceeds from Loans Payable                                                       22,000
      Exercise of Employee Stock Options                                                 1,853              203              299
      Collection of Notes Receivable                                                       633              619              570
      Proceeds from Shares Pursuant to Stock Purchase Plans                                188               27               25

      Cost of Common Stock  Repurchased                                                (12,691)         (12,081)          (3,100)
                                                                                     ---------        ---------        ---------
                  Net Cash Provided (Used) by Financing Activities                      11,983          (11,232)          97,257
                                                                                     ---------        ---------        ---------
Net Increase (Decrease) in Cash and Equivalents                                            261               50              (62)
Cash and Cash Equivalents at Beginning of Year                                             (15)             (65)              (3)
                                                                                     ---------        ---------        ---------
Cash and Cash Equivalents at End of Year                                             $     246        $     (15)       $     (65)
                                                                                     =========        =========        =========
Cash Dividends Received From Unconsolidated Subsidiaries                             $  20,122        $  65,356        $   5,470
                                                                                     =========        =========        =========

Non-Cash Transactions:

      Acceptance of Mature Shares for Exercise Cost of  Employee Stock Options       $   6,811

      Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange
        for Notes Receivable                                                         $     414        $   1,445        $     828

Acquisitions
Fair Value Of Assets Acquired                                                                         $  77,310
Cash Paid                                                                                               (25,676)
Common Stock Issued                                                                                     (25,000)
                                                                                                      ---------
Liabilities Assumed                                                                                   $  26,634
                                                                                                      =========

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

 See Notes to Consolidated Financial Statements included in Item 8, pages 31-46.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
               Schedule III - Supplementary Insurance Information
          As of and For the Year Ended December 31, 2000, 1999 and 1998
                                 (In Thousands)


         COLUMN A       COLUMN B       COLUMN C      COLUMN D       COLUMN E       COLUMN F       COLUMN G       COLUMN H

          Segment       Deferred        Future       Unearned     Other Policy     Premium          Net         Benefits,
                         Policy         Policy       Premiums      Claims and      Revenue       Investment      Claims,
                      Acquisition     Benefits,                     Benefits                       Income      Losses, and
                         Costs         Losses,                       Payable                                    Settlement
                                      Claims and                                                                 Expenses
                                         Loss
                                       Expenses
                      -----------     ----------     ---------    ------------     ---------     ----------    -----------
2000:
   Commercial Lines     $              $ 161,801     $  84,418                     $ 142,250      $              $  85,677
   Specialty Lines                        67,260        35,549                        56,884                        32,448
   Personal Lines                          8,433        25,517                        28,158                        13,179
   Corporate               33,324                                                                    25,803
                        ---------      ---------     ---------                     ---------      ---------      ---------
Total                   $  33,324      $ 237,494     $ 145,484                     $ 227,292      $  25,803      $ 131,304
                        =========      =========     =========                     =========      =========      =========

1999:
   Commercial Lines     $              $ 144,917     $  62,962                     $ 118,623      $              $  72,286
   Specialty Lines                        35,314        27,236                        33,433                        17,873
   Personal Lines                          7,832        21,408                        12,859                         9,251
   Corporate               26,054                                                                    20,695
                        ---------      ---------     ---------                     ---------      ---------      ---------
Total                   $  26,054      $ 188,063     $ 111,606                     $ 164,915      $  20,695      $  99,410
                        =========      =========     =========                     =========      =========      =========

1998:
   Commercial Lines     $              $ 125,708     $  43,892                     $ 102,039      $              $  54,254
   Specialty Lines                        24,981        18,086                        20,024                        11,764
   Personal Lines                            461         2,809                           624                           356
   Corporate               16,853                                                                    15,448
                        ---------      ---------     ---------                     ---------      ---------      ---------
Total                   $  16,853      $ 151,150     $  64,787                     $ 122,687      $  15,448      $  66,374
                        =========      =========     =========                     =========      =========      =========

         COLUMN A         COLUMN I       COLUMN J       COLUMN K

          Segment       Amortization      Other         Premiums
                        of Deferred     Operating       Written
                           Policy        Expenses
                        Acquisition
                           Costs


                        -----------      ---------      ---------
2000:
   Commercial Lines       $              $              $ 163,430
   Specialty Lines                                         67,860
   Personal Lines                           10,227         32,139
   Corporate                 60,415          4,452
                          ---------      ---------      ---------
Total                     $  60,415      $  14,679      $ 263,429
                          =========      =========      =========

1999:
   Commercial Lines       $              $              $ 129,078
   Specialty Lines                                         40,936
   Personal Lines                            5,938         14,057
   Corporate                 46,451          3,001
                          ---------      ---------      ---------
Total                     $  46,451      $   8,939      $ 184,071
                          =========      =========      =========

1998:
   Commercial Lines       $              $              $ 113,508
   Specialty Lines                                         26,095
   Personal Lines                                           3,433
   Corporate                 30,034          2,212
                          ---------      ---------      ---------
Total                     $  30,034      $   2,212      $ 143,036
                          =========      =========      =========

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                            Schedule IV - Reinsurance
                                 Earned Premiums
              For the Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)




--------------------------------------------------------------------------------------------------------------------------
COLUMN A                                  COLUMN B        COLUMN C         COLUMN D        COLUMN E           COLUMN F
--------------------------------------------------------------------------------------------------------------------------
                                                          Ceded to       Assumed from                      Percentage of
                                        Gross Amount        Other           Other                        Amount Assumed to
                                                          Companies       Companies       Net Amount            Net
--------------------------------------------------------------------------------------------------------------------------
2000

Property and Casualty Insurance           $ 319,591        $101,046          $8,747         $227,292              3.8%
==========================================================================================================================

1999

Property and Casualty Insurance           $ 243,667        $ 83,091          $4,339         $164,915              2.6%
==========================================================================================================================

1998

Property and Casualty Insurance           $ 173,555        $ 52,049          $1,181         $122,687              1.0%
==========================================================================================================================

            Philadelphia Consolidated Holding Corp. and Subsidiaries
           Schedule VI - Supplemental Information Concerning Property
                        - Casualty Insurance Operations
         As of and For the Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)





                                                                                                             Claims and Claims
                                                                                                             Adjustment Expenses
                                                                                                             Incurred Related to
                                     Reserve for
                         Deferred       Unpaid
                          Policy      Claims and   Discount if                    Net             Net            (1)          (2)
  Affiliation with     Acquisition      Claim          any        Unearned       Earned       Investment       Current       Prior
     Registrant           Costs       Adjustment   deducted in    Premiums      Premiums        Income          Year          Year
                                       Expenses      Column C

      COLUMN A           COLUMN B      COLUMN C      COLUMN D     COLUMN E      COLUMN F       COLUMN G              COLUMN H
Consolidated
Property - Casualty
Entities

December 31, 2000        $33,324      $237,494          $0        $145,484       $227,292       $25,803       $128,761       $2,543

December 31, 1999        $26,054      $188,063          $0        $111,606       $164,915       $20,695        $99,663        ($253)

December 31, 1998        $16,853      $151,150          $0         $64,787       $122,687       $15,448        $69,544      ($3,170)





                         Amortization of
                         deferred policy    Paid Claims
                           acquisition       and Claim
  Affiliation with            costs         Adjustment     Net Written
     Registrant                              Expenses       Premiums


      COLUMN A               COLUMN I        COLUMN J       COLUMN K
Consolidated
Property - Casualty
Entities

December 31, 2000            $60,415          $97,193      $ 263,429

December 31, 1999            $46,451          $75,262      $ 184,071

December 31, 1998            $30,034          $40,272      $ 143,036

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                                  Exhibit Index

                      For the Year Ended December 31, 2000



Exhibit No.                Page No.                  Description
----------                 -------                   -----------
3.1      *                                           Articles of Incorporation of Philadelphia Insurance, as
                                                     amended to date.
3.1.1    *                                           Amendment to Articles of Incorporation of Philadelphia
                                                     Insurance.
3.2      *                                           By-laws of Philadelphia Insurance, as amended to date.
10.1     * (1)                                       Amended and Restated Key Employees' Stock Option Plan.
10.1.1   ********(1)                                 Amended and Restated Key Employers' Stock Option Plan.
10.2     * (1)                                       Key Employees' Stock Bonus Plan.
10.2.1   * (1)                                       Excerpt of Board of Directors and Shareholders Resolution
                                                     amending KeyEmployees' Stock Bonus Plan.
10.6     *                                           Casualty Excess of Loss Reinsurance Agreement No. 14P-
                                                     106,401,402, effective January 1, 1990, with Swiss Re, as
                                                     amended to date.
10.7     *                                           Property Quota Share Reinsurance Agreement No. 14P-202,
                                                     effective December 9, 1989, with Swiss Re, as amended to
                                                     date.
10.8     *                                           Casualty Quota Share Reinsurance Agreement No. 14P-201,
                                                     effective January 1, 1989, with Swiss Re, as amended to date.
10.9     *                                           Retrocession Contract No. 80101, effective October 1, 1990, with Swiss Re, as amended
                                                     to date, together with
                                                     related Casualty Quota
                                                     Share Reinsurance Agreement
                                                     No. X21-201, as amended to
                                                     date.
10.10    *                                           Retrocession Contract No. 81100/81101, effective October 1,
                                                     1990, with Swiss Re, as
                                                     amended to date, together
                                                     with related Property Quota
                                                     Share Reinsurance Agreement
                                                     No. DP2AB, effective
                                                     October 1, 1990, as amended
                                                     to date.
10.11    *                                           Retrocession Contract No. 80100/80103, effective October 1,
                                                     1990, with Swiss Re, as
                                                     amended to date, together
                                                     with related Casualty Quota
                                                     Share Reinsurance Agreement
                                                     No. DC2ABC, effective
                                                     October 1, 1990, as amended
                                                     to date.
10.12    *                                           Agreement of Reinsurance no. B367, dated June 11, 1991,
                                                     with General Reinsurance Corporation, as  amended to date.
10.13    *                                           Agreement of Reinsurance No. A271, dated July 2, 1993,
                                                     with General Reinsurance Corporation.
10.14    *                                           General Agency Agreement, effective December 1, 1987,
                                                     between MIA and Providence Washington Insurance
                                                     Company, as amended to date, together with related Quota
                                                     Share Reinsurance Agreements, as amended to date.
10.15    *                                           E & O Insurance Policy effective July 20, 1993.
10.15.1  *******                                     E & O Insurance Policy effective July 20, 1996.
10.15.2  *********                                   E & O Insurance Policy effective July 20, 1997.
10.16    *                                           Minutes of the Board of Directors Meeting dated October 20,
                                                     1992, and excerpts from the Minutes of the Board of
                                                     Directors Meeting dated November 16, 1992.


                                     (E-1)

                                      P.58

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


                                     (E-2)

                                      P.59

10.41    **********                                  Lease Agreement dated July 6, 1998 with Bala Plaza, Inc.
10.42    ***********                                 Plan and Agreement of Merger Between Philadelphia
                                                     Consolidated Holding Corp. and The Jerger Co. Inc.
11       ************      Page 61 of 66             Statement regarding computation of earnings per share.
21       *                                           List of Subsidiaries of the Registrant.
23       ************      Page 63 of 66             Consent of PricewaterhouseCoopers LLP
24       *                                           Power of Attorney
99.1     ************      Page 65 of 66             Report of Independent Accountants of
                                                     PricewaterhouseCoopers LLP
                                                     on Financial Statement
                                                     Schedules.


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

**********        Filed as an Exhibit to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1998.

***********       Filed as an Exhibit to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1999.

************      Filed herewith.

(1)      Compensatory Plan or Arrangement, or Management Contract.


(b) Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 2000

                        Date of Report                      Item Reported
                        --------------                      -------------
                        October 19, 2000                    Supplemental financial data for the three and nine
                                                            months ended September 30, 2000 and 1999

                        November 6, 3000                    September 30, 2000 Investor Presentation


                                     (E-3)

                                      P.60