Form 10-Q
period 2001-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2001-05-14
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2001


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

                                        YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2001.

Preferred Stock, $.01 par value, no shares outstanding

Common Stock, no par value, 13,522,657 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



Part I - Financial Information

         Consolidated Balance Sheets - March 31, 2001 and
           December 31, 2000                                                       3


         Consolidated Statements of Operations and Comprehensive
           Income - For the three months ended March 31, 2001 and 2000             4


         Consolidated Statements of Changes in Shareholders' Equity - For the
           three months ended March 31, 2001 and year ended
           December 31, 2000                                                       5


         Consolidated Statements of Cash Flows - For the three
           months ended March 31, 2001 and 2000                                    6


         Notes to Consolidated Financial Statements                               7-9


         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                    10-12


         Quantitative and Qualitative Disclosures About Market Risk               13



Part II - Other Information                                                       14


Signatures                                                                        15

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       As of
                                                               ----------------------
                                                               March 31,  December 31,
                                                                2001         2000
                                ASSETS
INVESTMENTS:
  FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $435,337 AND $392,439) ..............     $440,261     $394,733
  EQUITY SECURITIES AT MARKET (COST $21,850 AND $24,087)..       34,479       42,553
                                                               --------     --------
       TOTAL INVESTMENTS .................................      474,740      437,286

CASH AND CASH EQUIVALENTS ................................       33,876       49,742
ACCRUED INVESTMENT INCOME ................................        6,614        5,726
PREMIUMS RECEIVABLE ......................................       68,109       69,377
PREPAID REINSURANCE PREMIUMS AND
     REINSURANCE RECEIVABLES .............................       74,334       73,513
INCOME TAXES RECOVERABLE .................................        2,338       13,323
DEFERRED INCOME TAXES ....................................        3,068          909
DEFERRED ACQUISITION COSTS ...............................       35,741       33,324
PROPERTY AND EQUIPMENT ...................................       10,472       10,476
GOODWILL LESS ACCUMULATED AMORTIZATION
     OF $4,485 AND $4,112 ................................       30,436       30,809
OTHER ASSETS .............................................        5,198        5,979
                                                               --------     --------
       TOTAL ASSETS ......................................     $744,926     $730,464
                                                               ========     ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
  UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES ...............     $249,886     $237,494
  UNEARNED PREMIUMS ......................................      158,153      145,484
                                                               --------     --------
       TOTAL POLICY LIABILITIES AND ACCRUALS .............      408,039      382,978
LOANS PAYABLE ............................................                    22,000
PREMIUMS PAYABLE .........................................       22,303       20,868
OTHER LIABILITIES ........................................       26,074       23,388
                                                               --------     --------
       TOTAL LIABILITIES .................................      456,416      449,234
                                                               --------     --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
  COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
  SOLELY DEBENTURES OF COMPANY .........................       98,905       98,905
                                                             --------     --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
       NONE ISSUED AND OUTSTANDING......................
  COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
     AUTHORIZED, 13,523,365 AND 13,431,408 SHARES ISSUED
     AND OUTSTANDING ...................................       47,979       46,582
  NOTES RECEIVABLE FROM SHAREHOLDERS ...................       (2,033)      (2,287)
  ACCUMULATED OTHER COMPREHENSIVE INCOME ...............       11,409       13,494
  RETAINED EARNINGS ....................................      132,250      124,536
                                                            ---------    ---------
       TOTAL SHAREHOLDERS' EQUITY ......................      189,605      182,325
                                                            ---------    ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......    $ 744,926    $ 730,464
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                           For the Three Months
                                                               Ended March 31,
                                                           --------------------
                                                           2001              2000
                                                           ----              ----
REVENUE:
   NET WRITTEN PREMIUMS ......................     $     77,087      $     58,128
   CHANGE IN NET UNEARNED
     PREMIUM RESERVE (INCREASE) ..............          (10,564)           (9,501)
                                                   ------------      ------------
   NET EARNED PREMIUMS .......................           66,523            48,627
   NET INVESTMENT INCOME .....................            8,042             6,264
   NET REALIZED INVESTMENT GAIN ..............            2,299                93
   OTHER INCOME ..............................               53             2,725
                                                   ------------      ------------
     TOTAL REVENUE ...........................           76,917            57,709
                                                   ------------      ------------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES .........           45,538            40,246
   NET REINSURANCE RECOVERIES ................           (6,386)          (12,006)
   NET LOSS AND LOSS ADJUSTMENT EXPENSES .....     ------------      ------------
                                                         39,152            28,240

   ACQUISITION COSTS AND OTHER UNDERWRITING
     EXPENSES ................................           22,468            16,719
   OTHER OPERATING EXPENSES ..................            2,032             2,810
                                                   ------------      ------------
     TOTAL LOSSES AND EXPENSES ...............           63,652            47,769
                                                   ------------      ------------
MINORITY INTEREST:  DISTRIBUTIONS ON
     COMPANY OBLIGATED MANDATORILY
     REDEEMABLE PREFERRED SECURITIES
     OF SUBSIDIARY TRUST .....................            1,811             1,811
                                                   ------------      ------------

INCOME BEFORE INCOME TAXES ...................           11,454             8,129
                                                   ------------      ------------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT ...................................            4,777             2,665
   DEFERRED ..................................           (1,037)             (201)
                                                   ------------      ------------
     TOTAL INCOME TAX EXPENSE ................            3,740             2,464
                                                   ------------      ------------
     NET INCOME ..............................     $      7,714      $      5,665
                                                   ==============    ============

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   HOLDING GAIN (LOSS) ARISING DURING PERIOD .     $       (591)     $      2,654
   RECLASSIFICATION ADJUSTMENT ...............           (1,494)              (60)
                                                   ------------      ------------
   OTHER COMPREHENSIVE INCOME (LOSS) .........           (2,085)            2,594
                                                   ------------      ------------
COMPREHENSIVE INCOME .........................     $      5,629      $      8,259
                                                   ============      ============

PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE ..................     $       0.57      $       0.46
                                                   ============      ============
   DILUTED EARNINGS PER SHARE ................     $       0.54      $       0.38
                                                   ============      ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING ...............................       13,477,940        12,327,797
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING ...............................          701,604         2,496,325
                                                   ------------      ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING ...................       14,179,544        14,824,122
                                                   ============      ============

    The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                       For the Three         For the Year Ended
                                                     Months Ended March         December 31,
                                                          31, 2001                  2000
                                                     ------------------      ---------------
COMMON STOCK:
  BALANCE AT BEGINNING OF YEAR ................          $  46,582                $  68,859

  EXERCISE OF EMPLOYEE STOCK OPTIONS ..........              1,453                  (23,132)

  ISSUANCE OF SHARES PURSUANT TO STOCK
    PURCHASE PLANS ............................                (56)                     855
                                                         ---------                ---------

      BALANCE AT END OF PERIOD ................             47,979                   46,582
                                                         ---------                ---------



NOTES RECEIVABLE FROM SHAREHOLDERS:
  BALANCE AT BEGINNING OF PERIOD ..............             (2,287)                  (2,506)

  NOTES RECEIVABLE (ISSUED) FORFEITED PURSUANT
    TO STOCK PURCHASE PLAN ....................                 70                     (414)

  COLLECTION OF NOTES RECEIVABLE ..............                184                      633
                                                         ---------                ---------

      BALANCE AT END OF PERIOD ................             (2,033)                  (2,287)
                                                         ---------                ---------



ACCUMULATED OTHER COMPREHENSIVE INCOME:
  BALANCE AT BEGINNING OF PERIOD ..............             13,494                   13,507
  OTHER COMPREHENSIVE LOSS, NET OF TAXES ......             (2,085)                     (13)
                                                         ---------                ---------

      BALANCE AT END OF PERIOD ................             11,409                   13,494
                                                         ---------                ---------



RETAINED EARNINGS:

  BALANCE AT BEGINNING OF PERIOD ..............            124,536                   93,766

  NET INCOME ..................................              7,714                   30,770
                                                         ---------                ---------

      BALANCE AT END OF PERIOD ................            132,250                  124,536
                                                         ---------                ---------


COMMON STOCK HELD IN TREASURY:

  BALANCE AT BEGINNING OF PERIOD ..............                                    (12,186)

  COMMON SHARES REPURCHASED ...................                                    (40,766)

  EXERCISE OF EMPLOYEE STOCK OPTIONS ..........                                     52,712

  ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK
    PURCHASE PLAN .............................                                        240
                                                         ---------                ---------

      BALANCE AT END OF PERIOD ................                 --                       --
                                                         ---------                ---------

      TOTAL SHAREHOLDERS' EQUITY ..............          $ 189,605                $ 182,325
                                                         =========                =========

   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                              For the Three Months Ended March 31,
                                                              ------------------------------------
                                                                    2001              2000
                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME .......................................             $  7,714          $  5,665
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT GAIN ...................                (2,299)              (93)
     DEPRECIATION AND AMORTIZATION EXPENSE ..........                   605               959
     DEFERRED INCOME TAX BENEFIT ....................                (1,037)             (201)
     CHANGE IN PREMIUMS RECEIVABLE ..................                 1,268             2,272
     CHANGE IN OTHER RECEIVABLES ....................                (1,710)           (4,442)
     CHANGE IN DEFERRED ACQUISITION COSTS ...........                (2,417)           (1,895)
     CHANGE IN INCOME TAXES RECOVERABLE .............                10,986             2,630
     CHANGE IN OTHER ASSETS .........................                   905               583
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES .......................................                12,392            10,346
     CHANGE IN UNEARNED PREMIUMS ....................                12,669             6,691
     CHANGE IN OTHER LIABILITIES ....................                 4,123              (554)
     TAX BENEFIT FROM EXERCISE OF EMPLOYEE
     STOCK OPTIONS ..................................                   693                13
                                                                   --------          --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES...                43,892            21,974
                                                                   --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES ...................................                11,777            23,504
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES ...................................                 3,865             7,245
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES ...................................                 6,593             8,606
   COST OF FIXED MATURITIES ACQUIRED ................               (58,436)          (42,073)
   COST OF EQUITY SECURITIES ACQUIRED ...............                (2,022)          (13,829)
   PURCHASE OF PROPERTY AND EQUIPMENT ...............                  (493)             (872)
                                                                   --------          --------
       NET CASH USED BY INVESTING ACTIVITIES ........               (38,716)          (17,419)
                                                                   --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   REPAYMENTS ON LOANS PAYABLE ......................               (22,000)
   EXERCISE OF EMPLOYEE STOCK OPTIONS ...............                   760                 8
   PROCEEDS FROM SHARES ISSUED PURSUANT TO
     STOCK PURCHASE PLANS ...........................                    14                 6
   COLLECTION OF NOTES RECEIVABLE ...................                   184               178
   COST OF COMMON STOCK REPURCHASED .................                                  (5,549)
                                                                   --------          --------
         NET CASH USED BY FINANCING ACTIVITIES ......               (21,042)           (5,357)
                                                                   --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........               (15,866)             (802)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....                49,742            26,230
                                                                   --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........              $ 33,876          $ 25,428
                                                                  =========          ========

CASH PAID DURING THE PERIOD FOR:
   INTEREST .........................................             $     130          $

NON-CASH TRANSACTIONS:

   ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
    EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR
    NOTES RECEIVABLE ................................             $      70           $  (226)


   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

     The consolidated financial statements as of and for the three months ended March 31, 2001 and 2000 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

     These financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

2.       Investments

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. The provisions of SFAS 133 require, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. At March 31, 2001, the Company held no derivative financial instruments nor imbedded financial derivatives. The Company's FELINE PRIDESSM have been grandfathered under the current accounting guidance and are therefore not subject to the provisions of SFAS No. 133. The Company does not currently utilize derivatives in its investment or risk management strategy.

3.       Goodwill

     Goodwill amounted to $30.4 million at March 31, 2001. Goodwill is being amortized on a straight line basis over 20 years. The carrying value of goodwill is reviewed for recoverability based on the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company would recognize an impairment loss.

4.       Earnings Per Share

     Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three months ended March 31, 2001 and 2000, respectively:

                                                         As of and For the Three
                                                              Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2001           2000
                                                           ----           ----
Weighted-Average Common Shares Outstanding               13,478          12,328

Weighted-Average Share Equivalents  Outstanding             702           2,496
                                                        -------         -------

Weighted-Average Shares and Share
 Equivalents Outstanding                                 14,180          14,824
                                                        =======         =======

Net Income                                              $ 7,714         $ 5,665
                                                        =======         =======

Basic Earnings per Share                                $  0.57         $  0.46
                                                        =======         =======

Diluted Earnings per Share                              $  0.54         $  0.38
                                                        =======         =======

5.       Income Taxes

     The effective tax rate differs from the 35% marginal tax rate principally as a result of interest exempt from tax, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

6.       Comprehensive Income

     Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the quarter was ($0.3) million and $1.4 million for the three months ended March 31, 2001 and 2000, respectively. The related tax effect of Reclassification Adjustments was ($0.8) million in 2001.

7.       Segment Information

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

     Following is a tabulation of business segment information for the three months ended March 31, 2001 and 2000. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                    Commercial       Specialty       Personal
                                                      Lines            Lines          Lines           Corporate           Total
                                                    ---------       ---------       ---------         ---------          ---------
March 31, 2001:
Gross Written Premiums                              $  60,390       $  20,584       $  23,060                            $ 104,034
                                                    -------------------------------------------------------------------------------
Net Written Premiums                                $  41,810       $  17,886       $  17,391                            $  77,087
                                                    -------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                               $  41,418       $  15,856       $   9,249                            $  66,523
  Net Investment Income                                                                                   8,042              8,042
  Net Realized Investment Gain                                                                            2,299              2,299
  Other Income                                                                            905              (852)                53
                                                    -------------------------------------------------------------------------------
  Total Revenue                                        41,418          15,856          10,154             9,489             76,917
                                                    -------------------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses               24,413          10,018           4,721                               39,152
   Acquisition Costs and Other Underwriting
     Expenses                                                                                            22,468             22,468
   Other Operating Expenses                                                               389             1,643              2,032
                                                    -------------------------------------------------------------------------------
   Total Losses and Expenses                           24,413          10,018           5,110            24,111             63,652
                                                    -------------------------------------------------------------------------------

Minority Interest:  Distributions on
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust                                                                  1,811              1,811
                                                    -------------------------------------------------------------------------------

Income Before Income Taxes                             17,005           5,838           5,044           (16,433)            11,454

Total Income Tax Expense                                                                                  3,740              3,740
                                                    -------------------------------------------------------------------------------

Net Income                                          $  17,005       $   5,838       $   5,044         $ (20,173)         $   7,714
                                                    ===============================================================================

Total Assets                                                                        $ 162,533         $ 582,393          $ 744,926
                                                    ===============================================================================


March 31, 2000:
Gross Written Premiums                              $  44,770       $  16,231       $  16,145                            $  77,146
                                                    -------------------------------------------------------------------------------
Net Written Premiums                                $  28,893       $  18,066       $  11,169                            $  58,128
                                                    -------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                               $  30,628       $  11,721       $   6,278                            $  48,627
  Net Investment Income                                                                                   6,264              6,264
  Net Realized Investment Gain                                                                               93                 93
  Other Income                                                                          3,689              (964)             2,725
                                                    -------------------------------------------------------------------------------
  Total Revenue                                        30,628          11,721           9,967             5,393             57,709
                                                    -------------------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses               17,633           7,358           3,249                               28,240
   Acquisition Costs and Other Underwriting
     Expenses                                                                                            16,719             16,719
   Other Operating Expenses                                                             2,285               525              2,810
                                                     -------------------------------------------------------------------------------
  Total Losses and Expenses                            17,633           7,358           5,534            17,244             47,769
                                                     -------------------------------------------------------------------------------

Minority Interest:  Distributions on
Company Obligated Mandatorily Redeemable
Preferred  Securities of Subsidiary Trust                                                                 1,811              1,811
                                                    -------------------------------------------------------------------------------

Income Before Income Taxes                             12,995           4,363           4,433           (13,662)             8,129

Total Income Tax Expense                                                                                  2,464              2,464
                                                    -------------------------------------------------------------------------------

Net Income                                          $  12,995       $   4,363       $   4,433         $ (16,126)         $   5,665
                                                    ===============================================================================

Total Assets                                                                        $ 135,703         $ 486,541          $ 622,244
                                                    ===============================================================================

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

- Catastrophe Exposure - The Company's insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could adversely impact profitability.


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2001 VS MARCH 31, 2000)

         Premiums: Gross written premiums grew $26.9 million (34.9%) to $104.0 million for the three months ended March 31, 2001 from $77.1 million for the same period of 2000; gross earned premiums grew $20.3 million (28.6%) to $91.2 million for the three months ended March 31, 2001 from $70.9 million for the same period of 2000; net written premiums increased $19.0 million (32.7%) to $77.1 million for the three months ended March 31, 2001 from $58.1 million for the same period of 2000; and net earned premiums grew $17.9 million (36.8%) to $66.5 million in 2001 from $48.6 million in 2000.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2001 vs. March 31, 2000 amount to $15.6 million (34.9%), $4.4 million (26.8%) and $6.9 million (42.8%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

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

-    Rate increases on select casualty renewal business.

- The growth in the personal lines segment, resulting in an increase of $6.9 million in gross manufactured housing, preferred homeowners and National Flood Insurance Program written premiums.

- Overall premium growth in the commercial lines segment has been offset in part by the Company's decision not to renew certain policies in the commercial automobile and specialty property product lines due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels.

The respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2001 vs. March 31, 2000 amount to $12.9 million (44.7%), ($0.2) million (1.0%)
and $6.2 million (55.7%) respectively. The differing percentage increases (decreases) in net written premiums versus gross written premiums for the period is primarily due to the various changes in the Company's reinsurance programs.

         Net Investment Income: Net investment income approximated $8.0 million for the three months ended March 31, 2001 and $6.3 million for the same period of 2000. Total investments grew to $474.7 million at March 31, 2001 from $412.4 million at March 31, 2000. The growth in investment income is due to investing net cash flows provided from operating activities and the reinvestment of $4.6 million in proceeds from the sale of common stock holdings which were reinvested into fixed maturity securities.

         Net Realized Investment Gain: Net realized investment gains were $2.3 million for the three months ended March 31, 2001 and $0.1 million for the same period in 2000. The Company realized net investment gains of $2.3 million from the sales of common stock equity securities during the three months ended March 31, 2001. The proceeds from these common stock sales are being reinvested in fixed maturity securities to increase current investment income, lessen the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities.

         Other Income: Other income approximated $0.1 million for the three months ended March 31, 2001 and $2.7 million for the same period of 2000. Other income primarily consists of commissions earned on brokered personal lines business. Such commissions earned continue to decrease as brokering activities are discontinued in favor of writing business directly.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $11.0 million (39.0%) to $39.2 million for the three months ended March 31, 2001 from $28.2 million for the same period of 2000 and the loss ratio increased to 58.9% in 2001 from 58.1% in 2000. This increase in net loss and loss adjustment expenses was due principally to the 36.8% growth in net earned premiums and in part to the relative increase in the loss ratios for the commercial lines and specialty lines segment products.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $5.8 million (34.7%) to $22.5 million for the three months ended March 31, 2001 from $16.7 million for the same period of 2000. This increase was due primarily to the 36.8% growth in net earned premiums offset by relative changes in the Company's product mix and associated distribution channel expense.

         Other Operating Expenses: Other operating expenses decreased $0.8 million to $2.0 million for the three months ended March 31, 2001 from $2.8 million for the same period of 2000. The decrease in other operating expenses was primarily due to the discontinuance of brokering activities resulting in a decrease in the amount of broker commissions (see Results of Operations "Other Income").

         Income Tax Expense: The Company's effective tax rate for the three months ended March 31, 2001 and 2000 was 32.7% and 30.3%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities offset in part by non-deductible goodwill amortization. The increase in the

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (Continued)

effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2001 the Company's investments experienced unrealized investment appreciation of $2.1 million, net of the related deferred tax expense of $1.1 million. At March 31, 2001, the Company had total investments with a carrying value of $474.7 million, of which 92.7% consisted of investments in investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 7.3% of the Company's total investments consisted primarily of publicly traded common stock securities.

         The Company produced net cash from operations of $43.9 million and $22.0 million, respectively, for the three months ended March 31, 2001 and 2000. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

         During the quarter ended March 31, 2001, the Company repaid $22.0 million of an unsecured revolving credit facility utilizing $8.6 million of refunds of prior year tax payments which were received during January 2001 along with the settlement of other intercompany tax balances.

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


FORWARD-LOOKING INFORMATION

         Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; and (v) catastrophe losses.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There is no material change to the Quantitative and Qualitative market risk disclosure from the Company's Form 10-K for the fiscal year ended December 31, 2000.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On March 15, 2001, two of the Company's subsidiaries, Liberty American Insurance Group, Inc. and Mobile Homeowners Insurance Agencies, Inc., filed an action in the U.S. District Court for the Middle District of Florida against Westpoint Underwriters LLC, its managing general agent, Modern Insurance Co., two former employees of Liberty American - John Jerger and Lyle Vincent - and a third individual, Sandy Jerger, for copyright infringement, theft of trade secrets and confidential information and breach of a confidentiality agreement. The action arises from the use of Liberty American's software to start up and operate Westpoint, which competes in the same market with Liberty American. Liberty American is seeking injunctive relief as well as damages.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Not applicable.

         b. The Company filed the following reports on Form 8-K during the quarterly period ended March 31, 2001:


                   Date of Report                       Item Reported
                  ----------------             ---------------------------------------------------------------
                  February 12, 2001            December 31, 2000 Investor Presentation

                  February 19, 2001            Supplemental Financial Data for the three months and years ended
                                               December  31, 2000 and 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                   ---------------------------------------
                                   Registrant


Date May 14, 2001              /s/ James J. Maguire
-----------------------            ------------------------------------------
                                   James J. Maguire
                                   Chairman of the Board of Directors,
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date  May 14, 2001             /s/ Craig P. Keller
-----------------------            ------------------------------------------
                                   Craig P. Keller
                                   Senior Vice President, Secretary,
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)