Form 10-Q
period 2001-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2001-08-09
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2001


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

                            ONE BALA PLAZA, SUITE 100
                         BALA CYNWYD, PENNSYLVANIA 19004
                                 (610) 617-7900
            -------------------------------------------------------
               (Address, including zip code and telephone number,
       including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8, 2001.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 17,818,058 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


Part I - Financial Information


               Consolidated Balance Sheets - June 30, 2001 and
                 December 31, 2000                                                                                         3


               Consolidated Statements of Operations and Comprehensive
                 Income - For the three and six months ended
                 June 30, 2001 and 2000                                                                                    4


               Consolidated Statements of Changes in Shareholders' Equity - For
                 the six months ended June 30, 2001 and year ended
                 December 31, 2000                                                                                         5


               Consolidated Statements of Cash Flows - For the six
                 months ended June 30, 2001 and 2000                                                                       6


               Notes to Consolidated Financial Statements                                                                 7-10


               Management's Discussion and Analysis of Results of Operations and
                 Financial Condition                                                                                     11-15


               Quantitative and Qualitative Disclosures About Market Risk                                                 16



Part II - Other Information                                                                                              17-18


Signatures                                                                                                                19

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               As of
                                                                               -------------------------------------
                                                                                    June 30,          December 31,
                                                                                      2001               2000
                                                                               -----------------      ------------
                                                                                  (Unaudited)
                                    ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
       (AMORTIZED COST $469,605 AND $392,439) ..............................        $ 475,104         $ 394,733
   EQUITY SECURITIES AT MARKET (COST $25,607 AND $24,087) ..................           35,926            42,553
                                                                                    ---------         ---------
           TOTAL INVESTMENTS ...............................................          511,030           437,286

CASH AND CASH EQUIVALENTS ..................................................           39,704            49,742
ACCRUED INVESTMENT INCOME ..................................................            6,327             5,726
PREMIUMS RECEIVABLE ........................................................           70,658            69,377
PREPAID REINSURANCE PREMIUMS AND
       REINSURANCE RECEIVABLES .............................................           88,268            73,513
INCOME TAXES RECOVERABLE ...................................................                -            13,323
DEFERRED INCOME TAXES ......................................................            5,787               909
DEFERRED ACQUISITION COSTS .................................................           38,920            33,324
PROPERTY AND EQUIPMENT .....................................................           10,531            10,476
GOODWILL LESS ACCUMULATED AMORTIZATION
       OF $4,858 AND $4,112 ................................................           26,563            30,809
OTHER ASSETS ...............................................................            7,856             5,979
                                                                                    ---------         ---------
           TOTAL ASSETS ....................................................        $ 805,644         $ 730,464
                                                                                    =========         =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES ................................        $ 268,588         $ 237,494
   UNEARNED PREMIUMS .......................................................          176,672           145,484
                                                                                    ---------         ---------
           TOTAL POLICY LIABILITIES AND ACCRUALS ...........................          445,260           382,978
LOANS PAYABLE ..............................................................           20,841            22,000
PREMIUMS PAYABLE ...........................................................           18,360            20,868
OTHER LIABILITIES ..........................................................           23,465            23,388
                                                                                    ---------         ---------
           TOTAL LIABILITIES ...............................................          507,926           449,234
                                                                                    ---------         ---------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
   COMPANY OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
   SOLELY DEBENTURES OF COMPANY ............................................                -            98,905
                                                                                    ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
       10,000,000 SHARES AUTHORIZED,
       NONE ISSUED AND OUTSTANDING..........................................
   COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
       AUTHORIZED, 17,666,342 AND 13,431,408 SHARES ISSUED
       AND OUTSTANDING .....................................................          149,219            46,582
   NOTES RECEIVABLE FROM SHAREHOLDERS ......................................           (1,768)           (2,287)
   ACCUMULATED OTHER COMPREHENSIVE INCOME ..................................           10,281            13,494
   RETAINED EARNINGS .......................................................          139,986           124,536
                                                                                    ---------         ---------
           TOTAL SHAREHOLDERS' EQUITY ......................................          297,718           182,325
                                                                                    ---------         ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................        $ 805,644         $ 730,464
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                                   For the Three Months                 For the Six Months
                                                                      Ended June 30,                       Ended June 30,
                                                           ------------------------------------  -----------------------------------
                                                                 2001                  2000           2001                  2000
                                                           ---------------       --------------  --------------        -------------
REVENUE:
    NET WRITTEN PREMIUMS ............................       $     82,536         $     59,684     $    159,623         $    117,812
    CHANGE IN NET UNEARNED PREMIUM
         RESERVE (INCREASE) .........................            (10,833)              (5,393)         (21,397)             (14,894)
                                                            ------------         ------------     ------------         ------------
    NET EARNED PREMIUMS .............................             71,703               54,291          138,226              102,918
    NET INVESTMENT INCOME ...........................              8,091                5,832           16,133               12,096
    NET REALIZED INVESTMENT GAIN ....................                318                  389            2,617                  482
    OTHER INCOME ....................................                 63                2,532              116                5,257
                                                            ------------         ------------     ------------         ------------
        TOTAL REVENUE ...............................             80,175               63,044          157,092              120,753
                                                            ------------         ------------     ------------         ------------

LOSSES AND EXPENSES:
    LOSS AND LOSS ADJUSTMENT EXPENSES ...............             54,686               37,895          100,224               78,141
    NET REINSURANCE RECOVERIES ......................            (11,820)              (5,922)         (18,206)             (17,928)
                                                            ------------         ------------     ------------         ------------
    NET LOSS AND LOSS ADJUSTMENT EXPENSES ...........             42,866               31,973           82,018               60,213
    ACQUISITION COSTS AND OTHER
         UNDERWRITING EXPENSES ......................             22,695               17,317           45,163               34,036
    OTHER OPERATING EXPENSES ........................              2,130                3,431            4,162                6,241
                                                            ------------         ------------     ------------         ------------
        TOTAL LOSSES AND EXPENSES ...................             67,691               52,721          131,343              100,490
                                                            ------------         ------------     ------------         ------------


MINORITY INTEREST:  DISTRIBUTIONS ON COMPANY
OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST ......................                938                1,812            2,749                3,623
                                                            ------------         ------------     ------------         ------------

INCOME BEFORE INCOME TAXES ..........................             11,546                8,511           23,000               16,640
                                                            ------------         ------------     ------------         ------------

INCOME TAX EXPENSE (BENEFIT):
    CURRENT .........................................              5,921                4,402           10,698                7,067
    DEFERRED ........................................             (2,111)              (1,693)          (3,148)              (1,894)
                                                            ------------         ------------     ------------         ------------

        TOTAL INCOME TAX EXPENSE ....................              3,810                2,709            7,550                5,173
                                                            ------------         ------------     ------------         ------------

        NET INCOME ..................................       $      7,736         $      5,802     $     15,450         $     11,467
                                                            ============         ============     ============         ============

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    HOLDING GAIN (LOSS) ARISING DURING PERIOD .......               (921)                 (91)          (1,512)               2,563
    RECLASSIFICATION ADJUSTMENT .....................               (207)                (253)          (1,701)                (313)
                                                            ------------         ------------     ------------         ------------
    OTHER COMPREHENSIVE INCOME (LOSS) ...............             (1,128)                (344)          (3,213)               2,250
                                                            ------------         ------------     ------------         ------------
COMPREHENSIVE INCOME ................................       $      6,608         $      5,458     $     12,237         $     13,717
                                                            ============         ============     ============         ============

PER AVERAGE SHARE DATA:
    BASIC EARNINGS PER SHARE ........................       $       0.50         $       0.48     $       1.06         $       0.94
                                                            ============         ============     ============         ============
    DILUTED EARNINGS PER SHARE ......................       $       0.48         $       0.39     $       1.01         $       0.78
                                                            ============         ============     ============         ============

WEIGHTED-AVERAGE COMMON SHARES
    OUTSTANDING .....................................         15,587,962           12,122,135       14,538,780           12,224,966
WEIGHTED-AVERAGE SHARE EQUIVALENTS
    OUTSTANDING .....................................            692,256            2,581,779          712,939            2,533,853
                                                            ------------         ------------     ------------         ------------
WEIGHTED-AVERAGE SHARES AND SHARE
    EQUIVALENTS OUTSTANDING .........................         16,280,218           14,703,914       15,251,719           14,758,819
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                      For the Six Months    For the Year Ended
                                                        Ended June 30,         December 31,
                                                            2001                   2000
                                                      ----------------      ------------------
                                                         (Unaudited)
COMMON STOCK:
   BALANCE AT BEGINNING OF YEAR ................        $  46,582            $  68,859
   ISSUANCE OF SHARES PURSUANT TO STOCK
      PURCHASE CONTRACTS .......................           98,905
   EXERCISE OF EMPLOYEE STOCK OPTIONS ..........            3,929              (23,132)
   ISSUANCE OF SHARES PURSUANT TO STOCK
      PURCHASE PLANS ...........................             (197)                 855
                                                        ---------            ---------

          BALANCE AT END OF PERIOD .............          149,219               46,582
                                                        ---------            ---------


NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF PERIOD ..............           (2,287)              (2,506)
   NOTES RECEIVABLE (ISSUED) FORFEITED PURSUANT
      TO STOCK PURCHASE PLAN ...................               84                 (414)
   COLLECTION OF NOTES RECEIVABLE ..............              435                  633
                                                        ---------            ---------
          BALANCE AT END OF PERIOD .............           (1,768)              (2,287)
                                                        ---------            ---------


ACCUMULATED OTHER COMPREHENSIVE INCOME:
   BALANCE AT BEGINNING OF PERIOD ..............           13,494               13,507
   OTHER COMPREHENSIVE LOSS, NET OF TAXES ......           (3,213)                 (13)
                                                        ---------            ---------
          BALANCE AT END OF PERIOD .............           10,281               13,494
                                                        ---------            ---------



RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD ..............          124,536               93,766
   NET INCOME ..................................           15,450               30,770
                                                        ---------            ---------
          BALANCE AT END OF PERIOD .............          139,986              124,536
                                                        ---------            ---------


COMMON STOCK HELD IN TREASURY:
   BALANCE AT BEGINNING OF PERIOD ..............                               (12,186)
   COMMON SHARES REPURCHASED ...................                               (40,766)
   EXERCISE OF EMPLOYEE STOCK OPTIONS ..........                                52,712
   ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK
      PURCHASE PLAN ............................                                   240
                                                        ---------            ---------
          BALANCE AT END OF PERIOD .............                -                    -
                                                        ---------            ---------
          TOTAL SHAREHOLDERS' EQUITY ...........        $ 297,718            $ 182,325
                                                        =========            =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                   For the Six Months Ended June 30,
                                                                   ---------------------------------
                                                                       2001                 2000
                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME ..............................................      $  15,450             $  11,467
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
    NET REALIZED INVESTMENT GAIN ............................         (2,617)                 (482)
    DEPRECIATION AND AMORTIZATION EXPENSE ...................          1,225                 1,894
    DEFERRED INCOME TAX BENEFIT .............................         (3,148)               (1,894)
    CHANGE IN PREMIUMS RECEIVABLE ...........................         (1,281)               (6,193)
    CHANGE IN OTHER RECEIVABLES .............................        (15,356)              (12,177)
    CHANGE IN INCOME TAXES RECOVERABLE ......................         (8,015)
    CHANGE IN DEFERRED ACQUISITION COSTS ....................         (5,596)               (4,173)
    CHANGE IN OTHER ASSETS ..................................            784                  (141)
    CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
      EXPENSES ..............................................         31,094                22,310
    CHANGE IN UNEARNED PREMIUMS .............................         31,188                15,500
    CHANGE IN OTHER LIABILITIES .............................           (137)                  844
    TAX BENEFIT FROM EXERCISE OF EMPLOYEE
        STOCK OPTIONS .......................................         24,474                    67
                                                                   ---------             ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ........         68,065                27,022
                                                                   ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
           MATURITIES .......................................         23,311                42,156
    PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
           MATURITIES .......................................         25,482                14,745
    PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
        SECURITIES ..........................................         11,988                11,117
    COST OF FIXED MATURITIES ACQUIRED .......................       (131,266)              (78,090)
    COST OF EQUITY SECURITIES ACQUIRED ......................         (7,695)              (15,736)
    PURCHASE OF PROPERTY AND EQUIPMENT ......................         (1,083)               (1,897)
                                                                   ---------             ---------
           NET CASH USED BY INVESTING ACTIVITIES ............        (79,263)              (27,705)
                                                                   ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENTS ON LOANS PAYABLE .............................        (22,000)
    PROCEEDS FROM LOANS PAYABLE .............................         20,841
    EXERCISE OF EMPLOYEE STOCK OPTIONS ......................          1,860                    36
    COLLECTION OF NOTES RECEIVABLE ..........................            435                   324
    PROCEEDS FROM SHARES ISSUED PURSUANT TO
        STOCK PURCHASE PLANS ................................             24                    15
    COST OF COMMON STOCK REPURCHASED ........................                               (7,333)
                                                                   ---------             ---------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES..          1,160                (6,958)
                                                                   ---------             ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................        (10,038)               (7,641)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............         49,742                26,230
                                                                   ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................      $  39,704             $  18,589
                                                                   =========             =========

CASH PAID DURING THE PERIOD FOR:
    INCOME TAXES ............................................      $                     $   5,422
    INTEREST ................................................      $     130             $

NON-CASH TRANSACTIONS:
    ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR
     NOTES RECEIVABLE .......................................      $     (84)            $    (318)
    ISSUANCE OF COMMON SHARES IN SATISFACTION OF
     STOCK PURCHASE CONTRACTS ...............................      $  98,905


              The accompanying notes are an integral part of the
                      consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation

        The consolidated financial statements as of and for the six months ended June 30, 2001 and 2000 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information set forth therein. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

        These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000.

2.      Investments

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. The provisions of SFAS 133 require, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. At June 30, 2001, the Company held no derivative financial instruments nor embedded financial derivatives.

        In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the assets fair value is below its carrying value, and (2) there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The adoption of EITF 99-20 on April 1, 2001 by the Company had an immaterial effect on earnings and financial position. During the quarter ended June 30, 2001 certain structured securities were subject to re-evaluation under EITF 99-20 as a result of an adverse change in estimated cash flows due to credit rating downgrades. This re-evaluation resulted in non-cash realized investment losses of $4.3 million.

3.      Goodwill

        Goodwill amounted to $26.6 million at June 30, 2001. Goodwill is being amortized on a straight line basis over 20 years. The carrying value of goodwill is reviewed for recoverability based on the undiscounted cash flows of the businesses acquired. Should the review indicate that goodwill is not recoverable, the Company would recognize an impairment loss. During the Quarter Ended June 30, 2001, goodwill was decreased $3.5 million based upon the Company's current reduced estimate of the contingent additional purchase price for the Liberty acquisition. The effect of this transaction had no impact on operations for 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for recognizing and measuring goodwill and other intangible assets. Under this new accounting standard, the Company will cease goodwill amortization on January 1, 2002. Goodwill amortization for the year ended December 31, 2001 is anticipated to amount to approximately $1.7 million. The Company will also review goodwill and other intangible assets for any impairment or other effects of the new standard.

4.      Loans Payable

        As of June 30, 2001, the Company borrowed a total of $20.8 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings were invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

5.      Shareholders' Equity

        On May 16, 2001, the Company issued 3.9 million common shares to satisfy the stock purchase contract obligation from the Company's 1998 FELINE PRIDESSM offering. The issuance of such shares resulted in a $98.9 million increase in Shareholders' Equity and a corresponding decrease in the Minority Interest In Consolidated Subsidiaries balance.

6.      Earnings Per Share

        Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and six months ended June 30, 2001 and 2000, respectively (in thousands):




                                                        As of and For the Three      As of and For the Six
                                                         Months Ended June 30,        Months Ended June 30
                                                      --------------------------     ------------------------
                                                         2001           2000           2001           2000
                                                      ----------      ---------      ---------      --------
Weighted-Average Common Shares Outstanding              15,588         12,122         14,539         12,225

Weighted-Average Share Equivalents  Outstanding            692          2,582            713          2,534
                                                       -------        -------        -------        -------

Weighted-Average Shares and Share
 Equivalents Outstanding                                16,280         14,704         15,252         14,759
                                                       =======        =======        =======        =======


Net Income                                             $ 7,736        $ 5,802        $15,450        $11,467
                                                       =======        =======        =======        =======

Basic Earnings per Share                               $  0.50        $  0.48        $  1.06        $  0.94
                                                       =======        =======        =======        =======

Diluted Earnings per Share                             $  0.48        $  0.39        $  1.01        $  0.78
                                                       =======        =======        =======        =======

7.      Income Taxes

        The effective tax rate differs from the 35% marginal tax rate principally as a result of interest exempt from tax, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

8.      Comprehensive Income

        Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three and six months ended June 30, 2001 and 2000 was ($0.5) million and $0 million, respectively, and ($0.8) million and $1.4 million, respectively. The related tax effect of Reclassification Adjustments for the three and six months ended June 30, 2001 and 2000 was ($0.1) million and ($0.1) million , respectively, and ($0.9) million and ($0.2) million, respectively.

9.      Segment Information

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

        Following is a tabulation of business segment information for the six and three months ended June 30, 2001 and 2000. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                                                  Six Months Ended
                                                     -----------------------------------------------------------------------------
                                                     Commercial      Specialty        Personal
                                                        Lines          Lines            Lines         Corporate            Total
                                                     -----------------------------------------------------------------------------
June 30, 2001:
Gross Written Premiums                              $ 135,590        $  41,598        $  47,519                          $ 224,707
                                                    ------------------------------------------------------------------------------
Net Written Premiums                                $  94,306        $  36,732        $  28,585                          $ 159,623
                                                    ------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                               $  86,077        $  32,711        $  19,438                          $ 138,226
  Net Investment Income                                                                                   16,133            16,133
  Net Realized Investment Gain                                                                             2,617             2,617
  Other Income                                                                            1,598           (1,482)              116
                                                    ------------------------------------------------------------------------------
  Total Revenue                                        86,077           32,711           21,036           17,268           157,092
                                                    ------------------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses               51,510           20,604            9,904                             82,018
   Acquisition Costs and Other Underwriting
     Expenses                                                                                             45,163            45,163
   Other Operating Expenses                                                                 778            3,384             4,162
                                                    ------------------------------------------------------------------------------
   Total Losses and Expenses                           51,510           20,604           10,682           48,547           131,343
                                                    ------------------------------------------------------------------------------

Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                           2,749             2,749
                                                    ------------------------------------------------------------------------------

Income Before Income Taxes                             34,567           12,107           10,354          (34,028)           23,000

Total Income Tax Expense                                                                                   7,550             7,550
                                                    ------------------------------------------------------------------------------

Net Income                                          $  34,567        $  12,107        $  10,354        $ (41,578)        $  15,450
                                                    ==============================================================================

Total Assets                                                                          $ 169,520        $ 636,124         $ 805,644
                                                    ==============================================================================


June 30, 2000:
Gross Written Premiums                              $ 103,861        $  33,598        $  29,530                          $ 166,989
                                                    ------------------------------------------------------------------------------
Net Written Premiums                                $  66,648        $  34,668        $  16,496                          $ 117,812
                                                    ------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                               $  64,473        $  25,348        $  13,097                          $ 102,918
  Net Investment Income                                                                                   12,096            12,096
  Net Realized Investment Gain                                                                               482               482
  Other Income                                                                           10,802           (5,545)            5,257
                                                    ------------------------------------------------------------------------------
  Total Revenue                                        64,473           25,348           23,899            7,033           120,753
                                                    ------------------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses               37,576           15,892            6,745                             60,213
   Acquisition Costs and Other Underwriting
     Expenses                                                                                             34,036            34,036
   Other Operating Expenses                                                              12,418           (6,177)            6,241
                                                    ------------------------------------------------------------------------------
   Total Losses and Expenses                           37,576           15,892           19,163           27,859           100,490
                                                    ------------------------------------------------------------------------------

Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                           3,623             3,623
                                                    ------------------------------------------------------------------------------

Income Before Income Taxes                             26,897            9,456            4,736          (24,449)           16,640

Total Income Tax Expense                                                                                   5,173             5,173
                                                    ------------------------------------------------------------------------------

Net Income                                          $  26,897        $   9,456        $   4,736        $ (29,622)        $  11,467
                                                    ==============================================================================

Total Assets                                                                          $ 138,259        $ 505,558         $ 643,817
                                                    ==============================================================================


                                                                                  Three Months Ended,
                                                    -----------------------------------------------------------------------------
                                                      Commercial       Specialty       Personal
                                                         Lines           Lines           Lines      Corporate          Total
                                                    ------------------------------------------------------------------------------
June 30, 2001:
Gross Written Premiums                              $  75,200        $  21,015        $  24,459                          $ 120,674
                                                    ------------------------------------------------------------------------------
Net Written Premiums                                $  52,495        $  18,847        $  11,194                          $  82,536
                                                    ------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                               $  44,659        $  16,855        $  10,189                          $  71,703
  Net Investment Income                                                                                    8,091             8,091
  Net Realized Investment Gain                                                                               318               318
  Other Income                                                                              693             (630)               63
                                                    ------------------------------------------------------------------------------
  Total Revenue                                        44,659           16,855           10,882            7,779            80,175
                                                    ------------------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses               27,097           10,586            5,183                             42,866
   Acquisition Costs and Other Underwriting
     Expenses                                                                                             22,695            22,695
   Other Operating Expenses                                                                 389            1,741             2,130
                                                    ------------------------------------------------------------------------------
   Total Losses and Expenses                           27,097           10,586            5,572           24,436            67,691
                                                    ------------------------------------------------------------------------------

Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                             938               938
                                                    ------------------------------------------------------------------------------

Income Before Income Taxes                             17,562            6,269            5,310          (17,595)           11,546

Total Income Tax Expense                                                                                   3,810             3,810
                                                    ------------------------------------------------------------------------------

Net Income                                          $  17,562        $   6,269        $   5,310        $ (21,405)        $   7,736
                                                    ==============================================================================

Total Assets                                                                          $ 169,520        $ 636,124         $ 805,644
                                                    ==============================================================================


June 30, 2000:
Gross Written Premiums                              $  59,091        $  17,367        $  13,385                          $  89,843
                                                    ------------------------------------------------------------------------------
Net Written Premiums                                $  37,755        $  16,602        $   5,327                          $  59,684
                                                    ------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                               $  33,845        $  13,627        $   6,819                          $  54,291
  Net Investment Income                                                                                    5,832             5,832
  Net Realized Investment Gain (Loss)                                                                        389               389
  Other Income                                                                            7,113           (4,581)            2,532
                                                    ------------------------------------------------------------------------------
  Total Revenue                                        33,845           13,627           13,932            1,640            63,044
                                                    ------------------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses               19,943            8,534            3,496                             31,973
   Acquisition Costs and Other Underwriting
     Expenses                                                                                             17,317            17,317
   Other Operating Expenses                                                               5,703           (2,272)            3,431
                                                    ------------------------------------------------------------------------------
   Total Losses and Expenses                           19,943            8,534            9,199           15,045            52,721
                                                    ------------------------------------------------------------------------------

Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                           1,812             1,812
                                                    ------------------------------------------------------------------------------

Income Before Income Taxes                             13,902            5,093            4,733          (15,217)            8,511

Total Income Tax Expense                                                                                   2,709             2,709
                                                    ------------------------------------------------------------------------------

Net Income                                          $  13,902        $   5,093        $   4,733        $ (17,926)        $   5,802
                                                    ==============================================================================

Total Assets                                                                          $ 138,259        $ 505,558         $ 643,817
                                                    ==============================================================================


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


RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2001 VS JUNE 30, 2000)

               Premiums: Gross written premiums grew $57.7 million (34.6%) to $224.7 million for the six months ended June 30, 2001 from $167.0 million for the same period of 2000; gross earned premiums grew $40.7 million (26.8%) to $192.4 million for the six months ended June 30, 2001 from $151.7 million for the same period of 2000; net written premiums increased $41.8 million (35.5%) to $159.6 million for the six months ended June 30, 2001 from $117.8 million for the same period of 2000; and net earned premiums grew $35.3 million (34.3%) to $138.2 million in 2001 from $102.9 million in 2000.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2001 vs. June 30, 2000 amount to $31.7 million (30.5%), $8.0 million (23.8%) and $18.0 million (60.9%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

- Recent rating downgrades of certain major competitor property and casualty insurance companies has led to their diminished presence in the Company's commercial and specialty lines business segments and continues to result in additional prospects and increased premium writings most notably for the Company's various commercial package and non-profit D&O product lines within these segments, respectively.

- The consolidation of certain competitor property and casualty insurance companies has led to the displacement of certain of its independent agency relationships. This consolidation continues to result in new agency relationships for the Company. These relationships have resulted in additional prospects and premium writings for the Company's commercial and specialty lines segments.

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

- The growth in the personal lines segment, resulting in an increase of $18.0 million in gross manufactured housing, preferred homeowners and National Flood Insurance Program written premiums.

The respective net written premium increases for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2001 vs. June 30, 2000 amount to $27.7 million (41.5%), $2.1 million (6.0%) and $12.1 million (73.3%) respectively. The differing percentage increases in net written premiums versus gross written premiums for the period is primarily due to the various changes in the Company's reinsurance programs.

               Net Investment Income: Net investment income approximated $16.1 million for the six months ended June 30, 2001 and $12.1 million for the same period of 2000. Total investments grew to $511.0 million at June 30, 2001 from $423.4 million at June 30, 2000. The growth in investment income is due to investing net cash flows provided from operating activities, and the reinvestment of $12.0 million in proceeds from the sale of common stock holdings which were reinvested into fixed maturity securities.

               Net Realized Investment Gain: Net realized investment gains were $2.6 million for the six months ended June 30, 2001 and $0.5 million for the same period in 2000. The Company realized net investment gains of $5.9 million from the sales of common stock equity securities and $1.0 million from the sales of fixed maturity securities during the six months ended June 30, 2001. These realized net investment gains were offset in part by $4.3 million in non-cash realized investment losses experienced on certain structured securities as a result of an impairment evaluation in accordance with the recent EITF 99-20 guidance. The proceeds from the sales are being reinvested in fixed maturity securities to increase current investment income, lessen the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities.

               Other Income: Other income approximated $0.1 million for the six months ended June 30, 2001 and $5.3 for the same period of 2000. Other income primarily consists of commissions earned on brokered personal lines business. Such commissions earned continue to decrease as brokering activities are discontinued in favor of writing business directly.

               Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $21.8 million (36.2%) to $82.0 million for the six months ended June 30, 2001 from $60.2 million for the same period of 2000 and the loss ratio increased to 59.3% in 2001 from 58.5% in 2000. The increase in net loss and loss adjustment expenses was due principally to the 34.3% growth in net earned premiums and in part to product mix changes.

               Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $11.2 million (32.9%) to $45.2 million for the six months ended June 30, 2001 from $34.0 million for the same period of 2000. This increase was due primarily to the 34.3% growth in net earned premiums offset by relative changes in the Company's product mix and associated distribution channel expense.

               Other Operating Expenses: Other operating expenses decreased $2.0 million to $4.2 million for the six months ended June 30, 2001 from $6.2 million for the same period of 2000. The decrease in other operating expenses was primarily due to the discontinuance of brokering activities resulting in a decrease in the amount of broker commissions (see Results of Operations "Other Income").

               Income Tax Expense: The Company's effective tax rate for the six months ended June 30, 2001 and 2000 was 32.8% and 31.1%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities offset in part by non-deductible goodwill amortization. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                   (Continued)


RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2001 VS JUNE 30, 2000)

               Premiums: Gross written premiums grew $30.9 million (34.4%) to $120.7 million for the three months ended June 30, 2001 from $89.8 million for the same period of 2000; gross earned premiums grew $20.4 million (25.2%) to $101.2 million for the three months ended June 30, 2001 from $80.8 million for the same period of 2000; net written premiums increased $22.8 million (38.2%) to $82.5 million for the three months ended June 30, 2001 from $59.7 million for the same period of 2000; and net earned premiums grew $17.4 million (32.0%) to $71.7 million in 2001 from $54.3 million in 2000.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2001 vs. June 30, 2000 amount to $16.2 million (27.3%), $3.6 million (21.0%) and $11.1 million (82.7%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

- Recent rating downgrades of certain major competitor property and casualty insurance companies has led to their diminished presence in the Company's commercial and specialty lines business segments and continues to result in additional prospects and increased premium writings most notably for the Company's various commercial package and non-profit D&O product lines within these segments, respectively.

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

- The growth in the personal lines segment, resulting in an increase of $11.1 million in gross manufactured housing, preferred homeowners and National Flood Insurance Program written premiums.

The respective net written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2001 vs. June 30, 2000 amount to $14.7 million (39.0%), $2.2 million (13.5%) and $5.9 million (110.2%) respectively. The differing percentage increases in net written premiums versus gross written premiums for the period is primarily due to the various changes in the Company's reinsurance programs.

               Net Investment Income: Net investment income approximated $8.1 million for the three months ended June 30, 2001 and $5.8 million for the same period of 2000. Total investments grew to $511.0 million at June 30, 2001 from $423.4 million at June 30, 2000. The growth in investment income is due to investing net cash flows provided from operating activities, and the reinvestment of $5.4 million in proceeds from the sale of common stock holdings during the quarter which were reinvested into fixed maturity securities.

               Net Realized Investment Gain: Net realized investment gains were $0.3 million for the three months ended June 30, 2001 and $0.3 million for the same period in 2000. The Company realized net investment gains of $3.6 million from the sales of common stock equity securities and $1.0 million from the sales of fixed maturity securities during the three months ended June 30, 2001. These realized net investment gains were offset in part by $4.3 million in non-cash realized investment losses experienced during the quarter on certain structured securities as a result of an impairment evaluation in accordance with the recent EITF 99-20 guidance. The proceeds from the sales are being reinvested in fixed maturity securities to increase current investment income, lessen the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities.

               Other Income: Other income approximated $0.1 million for the three months ended June 30, 2001 and $2.5 for the same period of 2000. Other income primarily consists of commissions earned on brokered personal lines

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                   (Continued)


business. Such commissions earned continue to decrease as brokering activities are discontinued in favor of writing business directly.

               Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $10.9 million (34.1%) to $42.9 million for the three months ended June 30, 2001 from $32.0 million for the same period of 2000 and the loss ratio increased to 59.8% in 2001 from 58.9% in 2000. This increase in net loss and loss adjustment expenses was due principally to the 32.0% growth in net earned premiums and in part to product mix changes.

               Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $5.4 million (31.2%) to $22.7 million for the three months ended June 30, 2001 from $17.3 million for the same period of 2000. This increase was due primarily to the 32.0% growth in net earned premiums partially offset by a reinsurance change.

               Other Operating Expenses: Other operating expenses decreased $1.3 million to $2.1 million for the three months ended June 30, 2001 from $3.4 million for the same period of 2000. The decrease in other operating expenses was primarily due to the discontinuation of brokering activities resulting in a decrease in the amount of broker commissions (see Results of Operations "Other Income").

               Income Tax Expense: The Company's effective tax rate for the three months ended June 30, 2001 and 2000 was 33.0% and 31.8%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities offset in part by non-deductible goodwill amortization. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

               For the six months ended June 30, 2001 the Company's investments experienced unrealized investment depreciation of $3.2 million, net of the related deferred tax benefit of $1.7 million. At June 30, 2001, the Company had total investments with a carrying value of $511.0 million, of which 93.0% consisted of investments in investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The remaining 7.0% of the Company's total investments consisted primarily of publicly traded common stock securities.

               The Company produced net cash from operations of $68.1 million and $27.0 million, respectively, for the six months ended June 30, 2001 and 2000. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

               During 2000 two of the Company's Insurance Subsidiaries were approved for membership in the Federal Home Loan Bank ("FHLB"). A primary advantage of FHLB membership is the ability for members to access credit products from a reliable capital markets provider. The availability of any one member's access to credit is based upon its FHLB eligible collateral. At June 30, 2001 the Company's borrowing capacity approximated $58.0 million. The Company anticipates utilizing a portion of its borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities in the capital markets funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $20.8 million at June 30, 2001 and bear interest at adjusted LIBOR and mature twelve months from inception.

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

NEW ACCOUNTING PRONOUNCEMENT

               In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for recognizing and measuring goodwill and other intangible assets. Under this new accounting standard, the Company will cease goodwill amortization on January 1, 2002. Goodwill amortization for the year ended December 31, 2001 is anticipated to amount to approximately $1.7 million. The Company will also review goodwill and other intangible assets for any impairment or other effects of the new standard.


FORWARD-LOOKING INFORMATION

               Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment growth, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; and (v) catastrophe losses.

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

Item 2.        Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.        Defaults Upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

               At the Company's annual meeting of shareholders held on May 3, 2001 the following members were elected to the Board of Directors:

                                                                Votes For                                 Votes Withheld
                                                        ----------------------------------          ---------------------------
               Elizabeth H. Gemmill                             10,189,842                                       55,633
               William J. Henrich, Jr.                          10,189,842                                       55,633
               Paul R. Hertel, Jr.                              10,189,842                                       55,633
               James J. Maguire                                 10,020,679                                      224,796
               James J. Maguire, Jr.                            10,020,679                                      224,796
               Thomas J. McHugh                                 10,187,884                                       57,591
               Michael J. Morris                                10,189,842                                       55,633
               Dirk A. Stuurop                                  10,189,842                                       55,633
               Sean S. Sweeney                                  10,020,679                                      224,796
               J. Eustace Wolfington                            10,022,737                                      222,738

               The following other matter was approved at the Annual Meeting:

                                                                              Votes For           Votes Against       Abstentions
                                                                       -------------------     -------------------  ---------------
                  Approval of the Appointment of
                  PricewaterhouseCoopers LLP as Independent Auditors
                  for the Fiscal Year Ending December 31, 2001               10,245,042                                   433

Item 5.        Other information

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               a.        Not applicable.

               b.        The Company filed the following reports on Form
                         8-K during the quarterly period ended June 30, 2001:

                                          Date of Report                               Item Reported
                             ----------------------------------   ------------------------------------------------------
                             April 20, 2001                       Supplementary Financial Data for the three months ended
                                                                  March 31, 2001 and 2000

                             May 4, 2001                          March 31, 2001 Investor Presentation

                             June 1, 2001                         Press Release - Philadelphia Consolidated Holding Corp.
                                                                  joins S&P Smallcap 600 Index

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            PHILADELPHIA CONSOLIDATED HOLDING CORP.
                            Registrant


Date     August 9, 2001           /s/ James J. Maguire
         ---------------------    -----------------------------------------
                                  James J. Maguire
                                  Chairman of the Board of Directors,
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date     August 9, 2001           /s/ Craig P. Keller
         ---------------------    -----------------------------------------
                                  Craig P. Keller
                                  Senior Vice President, Secretary,
                                  Treasurer and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)