Form 10-Q
period 2001-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2001-11-01
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2001


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

                                 YES /X/ NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2001.


Common Stock, no par value, 17,891,648 shares outstanding,

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001




Part I - Financial Information


         Consolidated Balance Sheets - September 30, 2001 and
           December 31, 2000                                                                3


         Consolidated Statements of Operations and Comprehensive
           Income - For the three and nine months ended
           September 30, 2001 and 2000                                                      4


         Consolidated Statements of Changes in Shareholders' Equity - For the
           nine months ended September 30, 2001 and year ended
           December 31, 2000                                                                5


         Consolidated Statements of Cash Flows - For the nine
           months ended September 30, 2001 and 2000                                         6


         Notes to Consolidated Financial Statements                                      7-11


         Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                          12-16


         Quantitative and Qualitative Disclosures About Market Risk                        17



Part II - Other Information                                                                18


Signatures                                                                                 19

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         As of
                                                             ------------------------------
                                                             September 30,     December 31,
                                                                  2001             2000
                                                             -------------     ------------
                                                              (Unaudited)
                         ASSETS
INVESTMENTS:
  FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $492,838 AND $392,439) ............       $ 506,449        $ 394,733
  EQUITY SECURITIES AT MARKET (COST $30,509 AND $24,087)          37,182           42,553
                                                               ---------        ---------
       TOTAL INVESTMENTS ...............................         543,631          437,286

CASH AND CASH EQUIVALENTS ..............................          45,330           49,742
ACCRUED INVESTMENT INCOME ..............................           6,165            5,726
PREMIUMS RECEIVABLE ....................................          98,307           69,377
PREPAID REINSURANCE PREMIUMS AND
     REINSURANCE RECEIVABLES ...........................          97,556           73,513
INCOME TAXES RECOVERABLE ...............................              --           13,323
DEFERRED INCOME TAXES ..................................           4,675              909
DEFERRED ACQUISITION COSTS .............................          41,955           33,324
PROPERTY AND EQUIPMENT .................................          10,278           10,476
GOODWILL LESS ACCUMULATED AMORTIZATION
     OF $5,231 AND $4,112 ..............................          26,190           30,809
OTHER ASSETS ...........................................           5,481            5,979
                                                               ---------        ---------
       TOTAL ASSETS ....................................       $ 879,568        $ 730,464
                                                               =========        =========


          LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
  UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES .............       $ 286,787        $ 237,494
  UNEARNED PREMIUMS ....................................         200,189          145,484
                                                               ---------        ---------
       TOTAL POLICY LIABILITIES AND ACCRUALS ...........         486,976          382,978
LOANS PAYABLE ..........................................          29,841           22,000
PREMIUMS PAYABLE .......................................          27,455           20,868
OTHER LIABILITIES ......................................          26,235           23,388
                                                               ---------        ---------
       TOTAL LIABILITIES ...............................         570,507          449,234
                                                               ---------        ---------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
  COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
  SOLELY DEBENTURES OF COMPANY .........................              --           98,905
                                                               ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING .......................
  COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
     AUTHORIZED, 17,851,595 AND 13,431,408 SHARES ISSUED
     AND OUTSTANDING ...................................         152,740           46,582
  NOTES RECEIVABLE FROM SHAREHOLDERS ...................          (2,822)          (2,287)
  ACCUMULATED OTHER COMPREHENSIVE INCOME ...............          13,185           13,494
  RETAINED EARNINGS ....................................         145,958          124,536
                                                               ---------        ---------
       TOTAL SHAREHOLDERS' EQUITY ......................         309,061          182,325
                                                               ---------        ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......       $ 879,568        $ 730,464
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                           For the Three Months                     For the Nine Months
                                                            Ended September 30,                     Ended September 30,
                                                     --------------------------------        --------------------------------
                                                         2001                2000                2001                2000
                                                     ------------        ------------        ------------        ------------
REVENUE:
   NET WRITTEN PREMIUMS ......................       $     96,198        $     73,711        $    255,821        $    191,523
   CHANGE IN NET UNEARNED PREMIUMS
      (INCREASE) .............................            (18,443)            (14,440)            (39,840)            (29,334)
                                                     ------------        ------------        ------------        ------------
   NET EARNED PREMIUMS .......................             77,755              59,271             215,981             162,189
   NET INVESTMENT INCOME .....................              8,238               6,030              24,371              18,126
   NET REALIZED INVESTMENT GAIN ..............                488               3,556               3,105               4,038
   OTHER INCOME ..............................                105               2,268                 221               7,525
                                                     ------------        ------------        ------------        ------------
     TOTAL REVENUE ...........................             86,586              71,125             243,678             191,878
                                                     ------------        ------------        ------------        ------------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES .........             59,109              50,957             159,333             129,098
   NET REINSURANCE RECOVERIES ................             (8,469)            (16,987)            (26,675)            (34,915)
                                                     ------------        ------------        ------------        ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES .....             50,640              33,970             132,658              94,183
   ACQUISITION COSTS AND OTHER
        UNDERWRITING EXPENSES ................             25,880              19,532              71,043              53,568
   OTHER OPERATING EXPENSES ..................                974               3,721               5,136               9,962
                                                     ------------        ------------        ------------        ------------
     TOTAL LOSSES AND EXPENSES ...............             77,494              57,223             208,837             157,713
                                                     ------------        ------------        ------------        ------------

MINORITY INTEREST: DISTRIBUTIONS ON
COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES OF
SUBSIDIARY TRUST .............................                 --               1,811               2,749               5,434
                                                     ------------        ------------        ------------        ------------

INCOME BEFORE INCOME TAXES ...................              9,092              12,091              32,092              28,731
                                                     ------------        ------------        ------------        ------------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT ...................................              3,571               3,129              14,269              10,196
   DEFERRED ..................................               (451)                834              (3,599)             (1,060)
                                                     ------------        ------------        ------------        ------------

     TOTAL INCOME TAX EXPENSE ................              3,120               3,963              10,670               9,136
                                                     ------------        ------------        ------------        ------------

     NET INCOME ..............................       $      5,972        $      8,128        $     21,422        $     19,595
                                                     ============        ============        ============        ============


OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   HOLDING GAIN ARISING DURING PERIOD ........              3,221               2,090               1,709               4,654
   RECLASSIFICATION ADJUSTMENT ...............               (317)             (2,311)             (2,018)             (2,625)
                                                     ------------        ------------        ------------        ------------
   OTHER COMPREHENSIVE INCOME (LOSS) .........              2,904                (221)               (309)              2,029
                                                     ------------        ------------        ------------        ------------

COMPREHENSIVE INCOME .........................       $      8,876        $      7,907        $     21,113        $     21,624
                                                     ============        ============        ============        ============

PER SHARE DATA:
   BASIC EARNINGS PER SHARE ..................       $       0.34        $       0.69        $       1.37        $       1.62
                                                     ============        ============        ============        ============
   DILUTED EARNINGS PER SHARE ................       $       0.32        $       0.56        $       1.31        $       1.34
                                                     ============        ============        ============        ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING ...............................         17,808,317          11,825,698          15,645,956          12,090,905
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING ...............................            704,534           2,603,161             766,746           2,550,705
                                                     ------------        ------------        ------------        ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING ...................         18,512,851          14,428,859          16,412,702          14,641,610
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                 For the Nine Months     For the Year Ended
                                                 Ended September 30,        December 31,
                                                         2001                   2000
                                                 -------------------     ------------------
                                                     (Unaudited)
COMMON STOCK:
  BALANCE AT BEGINNING OF YEAR ................       $  46,582              $  68,859

  ISSUANCE OF SHARES PURSUANT TO STOCK
    PURCHASE CONTRACTS ........................          98,905

  EXERCISE OF EMPLOYEE STOCK OPTIONS ..........           6,113                (23,132)

  NET ISSUANCE OF SHARES PURSUANT TO STOCK
    PURCHASE PLANS ............................           1,140                    855
                                                      ---------              ---------

      BALANCE AT END OF PERIOD ................         152,740                 46,582
                                                      ---------              ---------



NOTES RECEIVABLE FROM SHAREHOLDERS:
  BALANCE AT BEGINNING OF PERIOD ..............          (2,287)                (2,506)

  NOTES RECEIVABLE ISSUED PURSUANT
    TO STOCK PURCHASE PLAN ....................          (1,243)                  (414)

  COLLECTION OF NOTES RECEIVABLE ..............             708                    633
                                                      ---------              ---------

      BALANCE AT END OF PERIOD ................          (2,822)                (2,287)
                                                      ---------              ---------



ACCUMULATED OTHER COMPREHENSIVE INCOME:
  BALANCE AT BEGINNING OF PERIOD ..............          13,494                 13,507
  OTHER COMPREHENSIVE LOSS, NET OF TAXES ......            (309)                   (13)
                                                      ---------              ---------

      BALANCE AT END OF PERIOD ................          13,185                 13,494
                                                      ---------              ---------



RETAINED EARNINGS:

  BALANCE AT BEGINNING OF PERIOD ..............         124,536                 93,766

  NET INCOME ..................................          21,422                 30,770
                                                      ---------              ---------

      BALANCE AT END OF PERIOD ................         145,958                124,536
                                                      ---------              ---------


COMMON STOCK HELD IN TREASURY:

  BALANCE AT BEGINNING OF PERIOD ..............                                (12,186)

  COMMON SHARES REPURCHASED ...................                                (40,766)

  EXERCISE OF EMPLOYEE STOCK OPTIONS ..........                                 52,712

  ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK
    PURCHASE PLAN .............................                                    240
                                                      ---------              ---------

      BALANCE AT END OF PERIOD ................              --                     --
                                                      ---------              ---------

      TOTAL SHAREHOLDERS' EQUITY ..............       $ 309,061              $ 182,325
                                                      =========              =========




   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                   For the Nine Months Ended September 30,
                                                                   ---------------------------------------
                                                                            2001             2000
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME ...........................................                $  21,422        $  19,595
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
   NET REALIZED INVESTMENT GAIN .........................                   (3,105)          (4,038)
   DEPRECIATION AND AMORTIZATION EXPENSE ................                    1,967            2,844
   DEFERRED INCOME TAX BENEFIT ..........................                   (3,599)          (1,060)
   CHANGE IN PREMIUMS RECEIVABLE ........................                  (28,930)         (18,639)
   CHANGE IN OTHER RECEIVABLES ..........................                  (24,482)         (19,878)
   CHANGE IN INCOME TAXES RECOVERABLE ...................                   (9,219)
   CHANGE IN DEFERRED ACQUISITION COSTS .................                   (8,631)          (7,107)
   CHANGE IN OTHER ASSETS ...............................                    1,054              557
   CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES ...........................................                   49,293           38,617
   CHANGE IN UNEARNED PREMIUMS ..........................                   54,705           32,179
   CHANGE IN OTHER LIABILITIES ..........................                   12,935            2,620
   TAX BENEFIT FROM EXERCISE OF EMPLOYEE
     STOCK OPTIONS ......................................                   25,607               81
                                                                         ---------        ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ......                   89,017           45,771
                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES .......................................                   27,063           94,560
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES .......................................                   47,099           22,900
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES .......................................                   12,603           34,242
   COST OF FIXED MATURITIES ACQUIRED ....................                 (178,611)        (166,449)
   COST OF EQUITY SECURITIES ACQUIRED ...................                  (11,691)         (22,394)
   PURCHASE OF PROPERTY AND EQUIPMENT ...................                   (1,385)          (2,701)
                                                                         ---------        ---------
       NET CASH USED BY INVESTING ACTIVITIES ............                 (104,922)         (39,842)
                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   REPAYMENTS ON LOANS PAYABLE ..........................                  (22,000)
   PROCEEDS FROM LOANS PAYABLE ..........................                   29,841
   EXERCISE OF EMPLOYEE STOCK OPTIONS ...................                    2,911               43
   COLLECTION OF NOTES RECEIVABLE .......................                      708              480
   PROCEEDS FROM SHARES ISSUED PURSUANT TO
     STOCK PURCHASE PLANS ...............................                       33              182
   COST OF COMMON STOCK REPURCHASED .....................                                   (12,692)
                                                                         ---------        ---------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   11,493          (11,987)
                                                                         ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............                   (4,412)          (6,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........                   49,742           26,230
                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............                $  45,330        $  20,172
                                                                         =========        =========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES .........................................                $   5,435        $   7,760
   INTEREST .............................................                $     130

NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
     EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR
     NOTES RECEIVABLE ...................................                $   1,243        $    (380)
   ISSUANCE OF COMMON SHARES IN SATISFACTION OF
     STOCK PURCHASE CONTRACTS ...........................                $  98,905



   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements as of and for the three and nine months ended September 30, 2001 and 2000 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of the information set forth therein. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior year amounts have been reclassified for comparative purposes.

     These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000.

2.   Investments

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The provisions of SFAS 133 require, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. On January 1, 2001 and at September 30, 2001, the Company held no derivative financial instruments nor embedded financial derivatives.

     In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the assets fair value is below its carrying value, and (2) there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The adoption of EITF 99-20 on April 1, 2001 by the Company had an immaterial effect on earnings and financial position. During 2001 certain structured securities were subject to re-evaluation under EITF 99-20 as a result of an adverse change in estimated cash flows due to credit rating downgrades. This re-evaluation resulted in non-cash realized investment losses of $4.3 million in the quarter ended June 30, 2001.

3.   Goodwill

     Goodwill amounted to $26.2 million at September 30, 2001. Goodwill is being amortized on a straight line basis over 20 years. The carrying value of goodwill is reviewed for recoverability based on the undiscounted cash flows of the businesses acquired. Should the review indicate that goodwill is not recoverable, the Company would recognize an impairment loss. During 2001 goodwill was decreased $3.5 million based upon the Company's current reduced estimate of the contingent additional purchase price for the Liberty acquisition. The effect of this transaction had no impact on operations for 2001.

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

4.   September 11, 2001 Terrorist Attacks

     The Company has exposure to the September 11, 2001 terrorist attacks with claims expected to arise mainly from its business interruption, business personal property, business property, and workers' compensation insurance coverages. The Company has performed a detailed analysis of contracts it believes are exposed to this event. The Company estimates losses incurred of $4.0 million, net of reinsurance recoveries, based on preliminary reports and estimates of loss and damage. The Company estimates ceded reinsurance coverage of $0.5 million. While this is management's best estimate at this time, it could change as more information becomes available. Management does not believe that there will be any collectibility issues with respect to its $0.5 million of ceded losses.


5.   Loans Payable

     As of September 30, 2001, the Company had aggregate borrowings of $29.8 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings were invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

6.   Shareholders' Equity

     On May 16, 2001, the Company issued 3.9 million common shares to satisfy the stock purchase contract obligation from the Company's 1998 FELINE PRIDES(SM) offering. The issuance of such shares resulted in a $98.9 million increase in Shareholders' Equity and a corresponding decrease in the Minority Interest In Consolidated Subsidiaries balance.

7.   Earnings Per Share

     Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and nine months ended September 30, 2001 and 2000, respectively (in thousands):



                                                         As of and For the Three     As of and For the Nine
                                                        Months Ended September 30,  Months Ended September 30
                                                        --------------------------  -------------------------
                                                            2001          2000          2001          2000
                                                          -------       -------       -------       -------
     Weighted-Average Common Shares Outstanding            17,808        11,826        15,646        12,091

     Weighted-Average Share Equivalents Outstanding           705         2,603           767         2,551
                                                          -------       -------       -------       -------

     Weighted-Average Shares and Share
      Equivalents Outstanding                              18,513        14,429        16,413        14,642
                                                          =======       =======       =======       =======

     Net Income                                           $ 5,972       $ 8,128       $21,422       $19,595
                                                          =======       =======       =======       =======

     Basic Earnings per Share                             $  0.34       $  0.69       $  1.37       $  1.62
                                                          =======       =======       =======       =======

     Diluted Earnings per Share                           $  0.32       $  0.56       $  1.31       $  1.34
                                                          =======       =======       =======       =======

8.   Income Taxes

     The effective tax rate differs from the 35% marginal tax rate principally as a result of interest exempt from tax, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

9.   Comprehensive Income

     Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains arising during the three and nine months ended September 30, 2001 and 2000 was $1.7 million and $1.1 million, respectively, and $0.9 million and $2.5 million, respectively. The related tax effect of Reclassification Adjustments for the three and nine months ended September 30, 2001 and 2000 was ($0.2) million and ($1.2) million, respectively, and ($1.1) million and ($1.4) million, respectively.

10.  Segment Information

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

     Following is a tabulation of business segment information for the nine and three months ended September 30, 2001 and 2000. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                                                Nine Months Ended,
                                                   ----------------------------------------------------------------------------
                                                   Commercial       Specialty        Personal
                                                     Lines            Lines            Lines         Corporate          Total
                                                   ----------       ----------       ---------       ---------        ---------
September 30, 2001:
Gross Written Premiums                             $  236,795       $   60,699       $  64,406                        $ 361,900
                                                   ----------       ----------       ---------       ---------        ---------
Net Written Premiums                               $  167,088       $   53,465       $  35,268                        $ 255,821
                                                   ----------       ----------       ---------       ---------        ---------
Revenue:
  Net Earned Premiums                              $  137,106       $   50,060       $  28,815                        $ 215,981
  Net Investment Income                                                                                 24,371           24,371
  Net Realized Investment Gain                                                                           3,105            3,105
  Other Income                                                                           2,189          (1,968)             221
                                                   ----------       ----------       ---------       ---------        ---------
  Total Revenue                                       137,106           50,060          31,004          25,508          243,678
                                                   ----------       ----------       ---------       ---------        ---------

Losses and Expenses:
  Net Loss and Loss Adjustment Expenses                86,551           31,458          14,649                          132,658
  Acquisition Costs and Other Underwriting
    Expenses                                                                                            71,043           71,043
  Other Operating Expenses                                                               1,162           3,974            5,136
                                                   ----------       ----------       ---------       ---------        ---------
  Total Losses and Expenses                            86,551           31,458          15,811          75,017          208,837
                                                   ----------       ----------       ---------       ---------        ---------

Minority Interest: Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                         2,749            2,749
                                                   ----------       ----------       ---------       ---------        ---------
Income Before Income Taxes                             50,555           18,602          15,193         (52,258)          32,092

Total Income Tax Expense                                                                                10,670           10,670

                                                   ----------       ----------       ---------       ---------        ---------
Net Income                                         $   50,555       $   18,602       $  15,193       $ (62,928)       $  21,422
                                                   ==========       ==========       =========       =========        =========

Total Assets                                                                         $ 174,652       $ 704,916        $ 879,568
                                                   ==========       ==========       =========       =========        =========


September 30, 2000:
Gross Written Premiums                             $  178,308       $   51,691       $  41,111                        $ 271,110
                                                   ----------       ----------       ---------       ---------        ---------
Net Written Premiums                               $  118,184       $   51,945       $  21,394                        $ 191,523
                                                   ----------       ----------       ---------       ---------        ---------
Revenue:
  Net Earned Premiums                              $  101,501       $   40,603       $  20,085                        $ 162,189
  Net Investment Income                                                                                 18,126           18,126
  Net Realized Investment Gain                                                                           4,038            4,038
  Other Income                                                                          14,953          (7,428)           7,525
                                                   ----------       ----------       ---------       ---------        ---------
  Total Revenue                                       101,501           40,603          35,038          14,736          191,878
                                                   ----------       ----------       ---------       ---------        ---------

Losses and Expenses:
  Net Loss and Loss Adjustment Expenses                59,242           25,438           9,503                           94,183
  Acquisition Costs and Other Underwriting
    Expenses                                                                                            53,568           53,568
  Other Operating Expenses                                                              11,863          (1,901)           9,962
                                                   ----------       ----------       ---------       ---------        ---------
  Total Losses and Expenses                            59,242           25,438          21,366          51,667          157,713
                                                   ----------       ----------       ---------       ---------        ---------

Minority Interest: Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                         5,434            5,434

                                                   ----------       ----------       ---------       ---------        ---------
Income Before Income Taxes                             42,259           15,165          13,672         (42,365)          28,731

Total Income Tax Expense                                                                                 9,136            9,136

                                                   ----------       ----------       ---------       ---------        ---------
Net Income                                         $   42,259       $   15,165       $  13,672       $ (51,501)       $  19,595
                                                   ==========       ==========       =========       =========        =========

Total Assets                                                                         $ 145,153       $ 537,034        $ 682,187
                                                   ==========       ==========       =========       =========        =========

                                                                                Three Months Ended,
                                                   ----------------------------------------------------------------------------
                                                   Commercial       Specialty        Personal
                                                     Lines            Lines            Lines         Corporate          Total
                                                   ----------       ----------       ---------       ---------        ---------
September 30, 2001:
Gross Written Premiums                             $  101,206       $   19,101       $  16,886                        $ 137,193
                                                   ----------       ----------       ---------       ---------        ---------
Net Written Premiums                               $   72,782       $   16,733       $   6,683                        $  96,198
                                                   ----------       ----------       ---------       ---------        ---------
Revenue:
  Net Earned Premiums                              $   51,028       $   17,350       $   9,377                        $  77,755
  Net Investment Income                                                                                  8,238            8,238
  Net Realized Investment Gain                                                                             488              488
  Other Income                                                                             591            (486)             105
                                                   ----------       ----------       ---------       ---------        ---------
  Total Revenue                                        51,028           17,350           9,968           8,240           86,586
                                                   ----------       ----------       ---------       ---------        ---------

Losses and Expenses:
  Net Loss and Loss Adjustment Expenses                35,040           10,854           4,746                           50,640
  Acquisition Costs and Other Underwriting
    Expenses                                                                                            25,880           25,880
  Other Operating Expenses                                                                 384             590              974
                                                   ----------       ----------       ---------       ---------        ---------
  Total Losses and Expenses                            35,040           10,854           5,130          26,470           77,494
                                                   ----------       ----------       ---------       ---------        ---------


Income Before Income Taxes                             15,988            6,496           4,838         (18,230)           9,092

Total Income Tax Expense                                                                                 3,120            3,120

                                                   ----------       ----------       ---------       ---------        ---------
Net Income                                         $   15,988       $    6,496       $   4,838       $ (21,350)       $   5,972
                                                   ==========       ==========       =========       =========        =========

Total Assets                                                                         $ 174,652       $ 704,916        $ 879,568
                                                   ==========       ==========       =========       =========        =========


September 30, 2000:
Gross Written Premiums                             $   74,446       $   18,094       $  11,582                        $ 104,122
                                                   ----------       ----------       ---------       ---------        ---------
Net Written Premiums                               $   51,536       $   17,277       $   4,898                        $  73,711
                                                   ----------       ----------       ---------       ---------        ---------
Revenue:
  Net Earned Premiums                              $   37,028       $   15,255       $   6,988                        $  59,271
  Net Investment Income                                                                                  6,030            6,030
  Net Realized Investment Gain                                                                           3,556            3,556
  Other Income                                                                           4,151          (1,883)           2,268
                                                   ----------       ----------       ---------       ---------        ---------
  Total Revenue                                        37,028           15,255          11,139           7,703           71,125
                                                   ----------       ----------       ---------       ---------        ---------

Losses and Expenses:
  Net Loss and Loss Adjustment Expenses                21,666            9,546           2,758                           33,970
  Acquisition Costs and Other Underwriting
    Expenses                                                                                            19,532           19,532
  Other Operating Expenses                                                               3,875            (154)           3,721
                                                   ----------       ----------       ---------       ---------        ---------
  Total Losses and Expenses                            21,666            9,546           6,633          19,378           57,223
                                                   ----------       ----------       ---------       ---------        ---------

Minority Interest: Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                                                         1,811            1,811

                                                   ----------       ----------       ---------       ---------        ---------
Income Before Income Taxes                             15,362            5,709           4,506         (13,486)          12,091

Total Income Tax Expense                                                                                 3,963            3,963
                                                   ----------       ----------       ---------       ---------        ---------

Net Income                                         $   15,362       $    5,709       $   4,506       $ (17,449)       $   8,128
                                                   ==========       ==========       =========       =========        =========

Total Assets                                                                         $ 145,153       $ 537,034        $ 682,187
                                                   ==========       ==========       =========       =========        =========

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

- Catastrophe Exposure - The Company's insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. It is possible that a catastrophic event could adversely impact profitability.


RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2001 VS SEPTEMBER 30,
2000)

     Premiums: Gross written premiums grew $90.8 million (33.5%) to $361.9 million for the nine months ended September 30, 2001 from $271.1 million for the same period of 2000; gross earned premiums grew $67.9 million (28.4%) to $307.0 million for the nine months ended September 30, 2001 from $239.1 million for the same period of 2000; net written premiums increased $64.3 million (33.6%) to $255.8 million for the nine months ended September 30, 2001 from $191.5 million for the same period of 2000; and net earned premiums grew $53.8 million (33.2%) to $216.0 million in 2001 from $162.2 million in 2000.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2001 vs. September 30, 2000 amount to $58.5 million (32.8%), $9.0 million (17.4%) and $23.3 million (56.7%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

- Rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company's commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings most notably for the Company's various commercial package and non-profit D&O product lines within these segments, respectively.

- The consolidation of certain competitor property and casualty insurance companies has led to the displacement of certain of their independent agency relationships. This consolidation continues to result in new agency relationships for the Company. These relationships have resulted in additional prospects and premium writings for the Company's commercial and specialty lines segments.

- Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



-    Rate increases on renewal business.

- The growth in the personal lines segment, resulting in an increase of $23.3 million in gross manufactured housing, preferred homeowners and National Flood Insurance Program written premiums.

The respective net written premium increases for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2001 vs. September 30, 2000 amount to $48.9 million (41.4%), $1.5 million (2.9%) and $13.9 million (64.9%), respectively. The differing percentage increases in net written premiums versus gross written premiums for the period is primarily due to the various changes in the Company's reinsurance programs.

     Net Investment Income: Net investment income was $24.4 million for the nine months ended September 30, 2001 and $18.1 million for the same period of 2000. Total investments grew to $543.6 million at September 30, 2001 from $437.8 million at September 30, 2000. The growth in investment income is primarily due to investing net cash flows provided from operating activities and the relative percentage increase in taxable investments versus tax exempt investments.

     Net Realized Investment Gain: Net realized investment gains were $3.1 million for the nine months ended September 30, 2001 and $4.0 million for the same period in 2000. The Company realized net investment gains of $5.9 million from the sales of common stock equity securities and $1.5 million from the sales of fixed maturity securities during the nine months ended September 30, 2001. These realized net investment gains were offset by $4.3 million in non-cash realized investment losses experienced on certain structured securities as a result of an impairment evaluation in accordance with the recent EITF 99-20 guidance. The proceeds from the sales are being reinvested in fixed maturity securities to increase current investment income, and decrease the overall percentage of investments in common stock securities. The net realized investment gains of $4.0 million for the nine months ended September 30, 2000 were due to sales of certain equity investments which resulted in realized net investment gains amounting to $7.0 million, which were offset by $3.0 million of realized net investment losses from sales of certain fixed income securities. The proceeds from these sales were reinvested principally in fixed maturity securities.

     Other Income: Other income approximated $0.2 million for the nine months ended September 30, 2001 and $7.5 million for the same period of 2000. Other income primarily consists of commissions earned on brokered personal lines business. Such commissions earned continue to decrease as brokering activities are lessened in favor of writing business directly.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $38.5 million (40.9%) to $132.7 million for the nine months ended September 30, 2001 from $94.2 million for the same period of 2000 and the loss ratio increased to 61.4% in 2001 from 58.1% in 2000. The nine months ended September 30, 2001 included a $4.0 million increase to unpaid loss and loss adjustment expenses arising from business interruption, business personal property, business property and workers' compensation exposures relating to the September 11, 2001 terrorist attacks. Excluding this item, net loss and loss adjustment expenses increased by $34.5 million (36.6%). The increase in net loss and loss adjustment expenses was due principally to the 33.2% growth in net earned premiums and to a lesser extent to product mix changes.

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $17.4 million (32.5%) to $71.0 million for the nine months ended September 30, 2001 from $53.6 million for the same period of 2000. This increase was due primarily to the 33.2% growth in net earned premiums, offset by relative changes in the Company's product mix and associated distribution channel expense.

     Other Operating Expenses: Other operating expenses decreased $4.9 million to $5.1 million for the nine months ended September 30, 2001 from $10.0 million for the same period of 2000. The decrease in other operating expenses was primarily due to the decrease in brokering activities resulting in a decrease in the amount of broker commissions (see Results of Operations "Other Income").

     Income Tax Expense: The Company's effective tax rate for the nine months ended September 30, 2001 and 2000 was 33.2% and 31.8%, respectively. The effective rates differed from the 35% statutory rate principally due to

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



investments in tax-exempt securities offset in part by non-deductible goodwill amortization. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2001 VS SEPTEMBER 30,
2000)

     Premiums: Gross written premiums grew $33.1 million (31.8%) to $137.2 million for the three months ended September 30, 2001 from $104.1 million for the same period of 2000; gross earned premiums grew $27.2 million (31.1%) to $114.6 million for the three months ended September 30, 2001 from $87.4 million for the same period of 2000; net written premiums increased $22.5 million (30.5%) to $96.2 million for the three months ended September 30, 2001 from $73.7 million for the same period of 2000; and net earned premiums grew $18.5 million (31.2%) to $77.8 million in 2001 from $59.3 million in 2000.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2001 vs. September 30, 2000 amount to $26.8 million (35.9%), $1.0 million (5.6%) and $5.3 million (45.8%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

- Rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company's commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings most notably for the Company's various commercial package and non-profit D&O product lines within these segments, respectively.

- The consolidation of certain competitor property and casualty insurance companies has led to the displacement of certain of their independent agency relationships which continues to result in new agency relationships for the Company which have been bringing additional prospects and premium writings for the Company's commercial and specialty lines segments.

- Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

-    Rate increases on renewal business.

- The growth in the personal lines segment, resulting in an increase of $5.3 million in gross manufactured housing, preferred homeowners and National Flood Insurance Program written premiums.

The respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2001 vs. September 30, 2000 amount to $21.2 million (41.2%), $(0.5) million
(3.1%) and $1.8 million (36.4%), respectively. The differing percentage increases in net written premiums versus gross written premiums for the period is primarily due to the various changes in the Company's reinsurance programs. The decrease in net written premium for the specialty lines segment is principally due to the run-off of the insurance agents E&O product line and the reunderwriting of certain other professional liability products.

     Net Investment Income: Net investment income was $8.2 million for the three months ended September 30, 2001 and $6.0 million for the same period of 2000. Total investments grew to $543.6 million at September 30, 2001 from $437.8 million at September 30, 2000. The growth in investment income is due to investing net cash flows provided from operating activities and the relative percentage increase in taxable investments versus tax exempt investments.

     Net Realized Investment Gain: Net realized investment gains were $0.5 million for the three months ended September 30, 2001 and $3.6 million for the same period in 2000. The net realized investment gains of $0.5 million for the three months ended September 30, 2001 were due to sales of certain fixed income securities. The net realized investment gains of $3.6 million for the three months ended September 30, 2000 were due to sales of certain equity investments which resulted in realized net investment gains amounting to $5.5 million, which were offset by $1.9 million of realized net investment losses from sales of certain fixed income securities. The proceeds from these sales were reinvested principally in fixed maturity securities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



     Other Income: Other income approximated $0.1 million for the three months ended September 30, 2001 and $2.3 million for the same period of 2000. Other income primarily consists of commissions earned on brokered personal lines business. Such commissions earned continue to decrease as brokering activities are lessened in favor of writing business directly.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $16.6 million (48.8%) to $50.6 million for the three months ended September 30, 2001 from $34.0 million for the same period of 2000 and the loss ratio increased to 65.1% in 2001 from 57.3% in 2000. The three months ended September 30, 2001 included a $4.0 million increase to unpaid loss and loss adjustment expenses arising from business interruption, business personal property, business property and workers' compensation exposures relating to the September 11, 2001 terrorist attacks. Excluding this item, net loss and loss adjustment expenses increased by $12.6 million (37.1%). This increase in net loss and loss adjustment expenses was due principally to the 31.2% growth in net earned premiums and to a lesser extent to product mix changes.

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $6.4 million (32.8%) to $25.9 million for the three months ended September 30, 2001 from $19.5 million for the same period of 2000. This increase was due primarily to the 31.2% growth in net earned premiums.

     Other Operating Expenses: Other operating expenses decreased $2.7 million to $1.0 million for the three months ended September 30, 2001 from $3.7 million for the same period of 2000. The decrease in other operating expenses was primarily due to the decrease in brokering activities resulting in a decrease in the amount of broker commissions (see Results of Operations "Other Income").

     Income Tax Expense: The Company's effective tax rate for the three months ended September 30, 2001 and 2000 was 34.3% and 32.8%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities offset in part by non-deductible goodwill amortization. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2001 the Company's investments experienced unrealized investment depreciation of $0.3 million, net of the related deferred tax benefit of $0.2 million. At September 30, 2001, the Company had total investments with a carrying value of $543.6 million, of which 93.2% consisted of investments in investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The remaining 6.8% of the Company's total investments consisted primarily of publicly traded common stock securities.

     On September 14, 2001, the Company's Board of Directors authorized the repurchase of an additional $15.0 million of the Company's common stock. This authorization is in addition to the previously announced $30.0 million common stock buyback authorization, bringing the total current remaining authorization to $17.0 million. The purchases are made from time to time in the open market or through privately negotiated transactions.

     The Company produced net cash from operations of $89.0 million and $45.8 million, respectively, for the nine months ended September 30, 2001 and 2000. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

     During 2000 two of the Company's Insurance Subsidiaries were approved for membership in the Federal Home Loan Bank ("FHLB"). A primary advantage of FHLB membership is the ability for members to access credit products from a reliable capital markets provider. The availability of any one member's access to credit is based upon its FHLB eligible collateral. At September 30, 2001 the Company's borrowing capacity was $52.7 million. The Company anticipates utilizing a portion of its borrowing capacity to purchase a diversified portfolio in

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



investment grade floating rate securities in the capital markets funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $29.8 million at September 30, 2001 and bear interest at adjusted LIBOR and mature twelve months from inception.

     Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the Company's insurance subsidiaries' capital and surplus is significantly in excess of the prescribed risk-based capital requirements.

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


FORWARD-LOOKING INFORMATION

     Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment growth, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; (v) catastrophe losses; and (vi) the amount of time and extent of business interruptions and other losses resulting from the September 11, 2001 terrorist attacks and any future terrorist attacks.

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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In connection with the action filed in the U.S. District Court in the Middle District of Florida by two of the Company's subsidiaries, Liberty American Insurance Group Inc. and Mobile Homeowners Insurance Agency Inc., against Westpoint Underwriters LLC, a managing general agent, two former employees of Liberty American and a third individual (which action was reported in Item 1 of Part II of the Company's Form 10-Q for the period ended March 31, 2001), a federal magistrate judge issued a report and recommendations to the Federal District Court on October 17, 2001. With respect to Liberty American's request for preliminary relief, the findings and recommendations stated that one of the former employees had misappropriated Liberty American's trade secrets by using its software to write WestPoint's software. The Court recommended against injunctive relief, finding that damages may be available as a remedy. Liberty American intends to object, in part, to the findings, specifically with respect to the recommendation against injunctive relief.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Not applicable.

         b. The Company filed the following reports on Form 8-K during the quarterly period ended September 30, 2001:

                    Date of Report                                          Item Reported
                    --------------                                          -------------
                  July 20, 2001                Supplementary Financial Data for the three and six months ended June 30,
                                               2001 and 2000

                  September 25, 2001           Estimate of losses resulting from September 11, 2001 terrorist attacks

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               PHILADELPHIA CONSOLIDATED HOLDING CORP.
                               ---------------------------------------
                               Registrant


Date    November 1, 2001            /s/ James J. Maguire
     ----------------------         -----------------------------------------
                                        James J. Maguire
                                        Chairman of the Board of Directors,
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Date    November 1, 2001            /s/ Craig P. Keller
     ----------------------         -----------------------------------------
                                        Craig P. Keller
                                        Senior Vice President, Secretary,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)