Form 10-K
period 2001-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2002-03-28
CIK 909109

================================================================================

                                   FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from          to
                                   ----------  ----------

                         COMMISSION FILE NUMBER: 0-22280

                     PHILADELPHIA CONSOLIDATED HOLDING CORP.
             (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                                   23-2202671
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

      ONE BALA PLAZA, SUITE 100
      BALA CYNWYD, Pennsylvania                             19004
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

                                YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                YES: [ ] NO: [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 21, 2002 as reported on the NASDAQ National Market System, was $463,818,905. Shares of Common Stock held by each executive officer and director and by each person who is known by the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2002, Registrant had outstanding 21,558,334 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for Registrant's 2002 Annual Meeting of Shareholders to be held May 1, 2002 are incorporated by reference in Part III.

================================================================================

                                     PART I

Item 1. BUSINESS

GENERAL

     As used in this Annual Report on Form 10-K, (i) "Philadelphia Insurance" refers to Philadelphia Consolidated Holding Corp., (ii) the "Company" refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the "Insurance Subsidiaries" refers to Philadelphia Indemnity Insurance Company ("PIIC"), Philadelphia Insurance Company ("PIC"), Mobile USA Insurance Company ("MUSA") and Liberty American Insurance Company ("LAIC"), collectively; (iv) "MIA" refers to Maguire Insurance Agency, Inc., a captive underwriting manager; (v) "MHIA" refers to Mobile Homeowners Insurance Agencies, Inc., a managing general agency; (vi) "Premium Finance" refers to Liberty American Premium Finance Company; and (vii) "PCHC Investment" refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984, as an insurance holding company. Liberty American Insurance Group, Inc. (formerly The Jerger Company, Inc.), a Delaware insurance holding company, and its subsidiaries of MUSA, LAIC, MHIA and Premium Finance, are sometimes referred to herein collectively as "Liberty".

     During 2001, the Company continued its growth through adherence to its core philosophies of specialization, mixed marketing and profitable underwriting. 2001 gross written premiums increased 30.9% to $473.6 million. The GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 93.4%, which was substantially lower than the property and casualty industry as a whole. Total assets increased to $1,017.7 million, and shareholders' equity increased to $428.7 million.

     Premium growth was also attributable to marketplace disruptions which resulted in improving premium rates and policy terms during the second half of 2000 and through the first nine months of 2001. Additionally, the terrorist attacks of September 11, 2001 caused the property and casualty industry to experience significant losses. As a result, the Company anticipates that the rate increases and improving policy terms, which started to occur in the second half of 2000, will now continue, possibly for an extended period of time. To better position itself to take advantage of these improving conditions the Company issued 3.6 million shares of its common stock through a public offering in the fourth quarter of 2001. The $114.5 million in net proceeds from this offering are primarily being utilized to provide additional capital for the Company's Insurance Subsidiaries and to fund general corporate purposes.

     In February 2001, A.M. Best Company reaffirmed the "A+" (superior) rating for the Insurance Subsidiaries.


INDUSTRY TRENDS

     During the 1990s and into 2000, the insurance industry maintained excess capacity, creating highly competitive market conditions, as evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurer. As a result, the industry suffered from reduced profitability and a contraction of capacity as insurers chose or were forced to exit the marketplace. During the second half of 2000 and through the first nine months of 2001, reduced insurance and reinsurance supply and increased demand caused premium rates and policy terms to show signs of significant improvement.

     The terrorist attacks of September 11, 2001 caused the property and casualty industry to experience significant losses. As a result, industry participants expect that the rate increases and improving terms occurring before September 11th will continue through the remainder of 2001 and possibly for an extended period of time. Increased reinsurance costs may, to some extent, offset the benefits of these trends to insurance companies.

     The Company believes that it is favorably positioned to take advantage of these improving conditions. The rate increase currently being experienced on renewal business is in the 5% to 30% range. There can be no assurance, however, that these favorable trends will continue or that these rate increases can be sustained.


BUSINESS OVERVIEW AND STRATEGY

     The Company designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. Insurance products are distributed through a diverse multichannel delivery system centered around the Company's direct production underwriting organization. A select group of 59 "preferred agents" and a broader network of approximately 6,000 independent agents supplement the production underwriting organization, which consisted of 148 professionals located in 36 regional and field offices across the United States as of December 31, 2001.

     The Company's commercial products include commercial multi-peril package insurance targeting specialized niches, including non-profit organizations, health and fitness organizations, homeowners' associations, condominium associations, specialty schools and day care facilities; commercial automobile insurance targeting the leasing and rent-a-car industries; property insurance for large commercial accounts such as shopping centers, business parks and medical facilities; and inland marine products targeting larger risks such as new builders' risk and miscellaneous property floaters.

     The Company also writes select classes of professional liability and directors' and officers' liability products, as well as personal property and casualty products for the manufactured housing and homeowners' markets.

     The Company maintains detailed systems, records and databases that enable the continuous monitoring of its book of business in order to identify and react swiftly to positive or negative development trends. The Company is able to track performance, including loss ratios, by segment, product, region, state, producer and policyholder. Detailed profitability reports are produced and reviewed on a routine, primarily monthly, basis as part of the policy of continuously analyzing and reviewing the book of business.

     The Company maintains a local presence to more effectively serve its producer and customer base, operating through 9 regional offices and 27 field offices throughout the country, which report to the regional offices. These offices are staffed with field underwriters, marketers and, in some cases, claim personnel, which interact closely with home office management in making key decisions. This approach allows the Company to adapt its underwriting and marketing strategies to local conditions and build close relationships with its customers and producers at the local level.

     The Company selects and targets industries and niches that present specialized areas of demand where it believes it can grow business through creatively developing insurance products with innovative features specially designed to meet those areas of demand. The Company believes that these features are not included in typical property and casualty policies, enabling it to compete based on the unique or customized nature of the coverage provided as opposed to price.


Business Segments

     The Company's operations are classified into three reportable business segments:

     - Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile and specialty property and inland marine insurance products;

     - Specialty Lines Underwriting Group, which has underwriting responsibility for the professional liability and directors' and officers' liability insurance products; and

     - Personal Lines Underwriting Group, which has underwriting responsibility for personal property and casualty insurance products for the manufactured housing and homeowners' markets.

     The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the gross written premiums for each of the Company's business segments and the relative percentages that such premiums represented.

                                                    For the Years Ended December 31,
                        -----------------------------------------------------------------------------------------
                                  2001                           2000                             1999
                        ------------------------        -------------------------       -------------------------
                        Dollars       Percentage        Dollars        Percentage        Dollars       Percentage
                        --------      ----------        --------       ----------       --------       ----------
                                                       (dollars in thousands)
Commercial Lines        $315,948          66.7%         $239,446          66.2%         $200,972          73.1%
Specialty Lines           79,317          16.7            68,193          18.8            48,532          17.7
Personal Lines            78,300          16.6            54,233          15.0            25,414           9.2
                        --------         -----          --------         -----          --------         -----
Total                   $473,565         100.0%         $361,872         100.0%         $274,918         100.0%
                        ========         =====          ========         =====          ========         =====

Commercial Lines:

     Commercial Package: The Company has provided commercial multi-peril package policies to targeted niche markets for over 15 years. The customers for these policies include:

     -    non-profit and social service organizations;

     -    health and fitness organizations;

     -    homeowners' associations;

     -    condominium associations;

     -    specialty schools;

     -    boat dealerships;

     -    mobile home parks; and

     -    day care facilities.

     The package policies provide a combination of comprehensive liability, property and automobile coverage with limits up to $1.0 million for casualty, $50.0 million for property, and umbrella limits on an optional basis up to $10.0 million. The Company believes its ability to provide professional liability, general liability and directors' and officers' coverages in one policy is advantageous and convenient to producers and policyholders.

     Commercial Automobile and Commercial Excess: The Company has provided commercial automobile products to the leasing and rent-a-car industries for over 35 years. Coverages offered to the rent-a-car industry include:

     -    the business owner's property; and

     -    dual interest liability and physical damage on the rental vehicle.

     The Company also offers additional coverage at the rental car counter to rent-a-car customers through arrangements with a number of the largest rent-a-car companies. The insurance protects against liability for bodily injury and property damage in excess of the statutory coverage provided with the rental vehicle and primary coverage over the customer's personal automobile insurance coverage. A proprietary sales training program has been developed to help the car rental companies offer this coverage to the public. This coverage also pays claims up to the coverage limit and is primary over the renter's personal automobile insurance coverages.

     The Company also offers a wide range of liability and physical damage coverages to companies that lease automobiles on an extended term basis and to their customers. For the renter, coverages include both primary liability and physical damage coverage on the vehicle. For the leasing company, coverages include contingent and excess liability over the primary liability layer, which protects the leasing company in the event of a loss when the primary coverage is absent or inadequate. The following products are also offered to leasing companies:

     - interim primary liability and physical damage coverage, which protects the leasing company before and after the vehicle is delivered to the renter;

     - residual value coverage which guarantees the value of the leased vehicle at the termination of the lease; and

     - guaranteed asset protection coverage, which protects the leasing company and renter for the difference between the leased vehicle's actual cash value and the lease or loan net value in instances where the vehicle is stolen or damaged beyond repair.

     Specialty Property & Inland Marine: In September 1998, the Company introduced a new line of business utilizing experienced specialty property and inland marine underwriters. These underwriters specialize in:

     - insuring large property risks for specific classes of customers, including shopping centers, business parks and medical facilities; and

     - underwriting and providing marketing for various classes of inland marine insurance, concentrating on the larger segments of inland marine, including new builders' risk and miscellaneous property floaters.

Specialty Lines:

     The Company has been providing specialty professional liability products for approximately 14 years, specializing in proprietary policies developed primarily for the professional liability, employment practices and directors' and officers' liability markets. The professional liability products provide errors and omissions coverage for lawyers, accountants and other professions. The directors' and officers' product is offered to non-profit, for-profit and financial institutions, with an emphasis on non-profit institutions and private companies.


Personal Lines:

     The Company entered the personal lines property and casualty business through the acquisition of Liberty American Insurance Group, Inc. in 1999. Through Liberty as the personal lines platform, specialized manufactured housing and homeowners' property and casualty business is produced and underwritten, principally in Florida, and to a lesser extent, in California, Arizona and Nevada. The Company also writes and services federal flood insurance under the National Flood Insurance Program for both personal and commercial policyholders.

     Products offered include manufactured housing insurance for senior citizen retirees in "preferred" parks, a program for newly constructed manufactured homes on private property; and a preferred homeowners' program that targets newer homes valued between $100,000 and $250,000 in gated retiree communities. In coastal counties in Florida a homeowners' program is also offered that excludes wind exposure. The Florida Windstorm Underwriting Association insures the wind exposure on these risks.

     The following table provides the geographic distribution of the Company's risks insured as represented by direct earned premiums for all reportable business segments for the year ended December 31, 2001. No other state accounted for more than 2% of total direct earned premiums for all product lines for the year ended December 31, 2001 (dollars in thousands).

State                                       Direct Earned Premiums     Percent of Total
-----                                       ----------------------     ----------------
Florida                                            $108,175                  26.4%
California                                           47,364                  11.6
New York                                             24,976                   6.1
Ohio                                                 20,929                   5.1
Texas                                                17,617                   4.3
Pennsylvania                                         14,716                   3.6
New Jersey                                           14,498                   3.5
Illinois                                             13,845                   3.4
Massachusetts                                        12,381                   3.0
Other                                               135,313                  33.0
                                                   --------                 -----
Total Direct Earned Premiums                       $409,814                 100.0%
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

     The Company attempts to adhere to conservative underwriting and pricing practices. The Company's underwriting strategy is detailed in a document, which is signed by each underwriting professional. Written underwriting guidelines are maintained, and updated regularly, for all classes of business underwritten. Adherence to underwriting guidelines is maintained through underwriting audits conducted by the Company. Product price levels are measured utilizing a price monitoring system which measures the aggregate price level of the book of business. This system is intended to assist management and underwriters in promptly recognizing and correcting price deterioration. When necessary, the Company is willing to re-underwrite, sharply curtail or discontinue a product deemed to present unacceptable risks.

     The Commercial Lines Underwriting Group has underwriting responsibility for the Company's commercial multi-peril package, commercial automobile and large property and inland marine products. The Commercial Lines Underwriting Group currently consists of 30 home office underwriters that are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines home office underwriters and support staff are organized into an underwriting unit responsible for underwriting and servicing renewal business and supporting the field underwriters. The underwriting unit is under the direction of Underwriter Managers who report to the Vice President of Commercial Lines Underwriting.

     The Company has also placed underwriters in each of the Company's regional marketing offices plus two of its field offices. These 16 underwriters have responsibility for pricing and underwriting new business within the Company's guidelines and policy issuance. Overall management of the book of business resides in the home office with the senior underwriting officers. The Company believes that its ability to deliver excellent service and build long lasting relationships is enhanced through maintaining a localized presence.

     The Specialty Lines Underwriting Group consists of 15 home office underwriters and underwriter trainees and 14 regional underwriters. These underwriters and underwriter trainees are supported by underwriting assistants, raters, and other policy administration personnel. The Specialty Lines underwriters have responsibility for underwriting specific professional liability products within designated Company marketing regions. These regional underwriters work closely with the marketing department.

     The Personal Lines Underwriting Group is located in Pinellas Park, Florida. The underwriting staff consists of 14 professionals who are under the direction of the Personal Lines Underwriting Vice President. Much of the underwriting function is automated by rating software and internet access. The underwriting guidelines are embedded within the program and will not allow binding of accounts if a risk does not meet the presented underwriting guidelines. The Company has a proactive exposure distribution management system in place to assure portfolio optimization. This is managed on a zip code level basis through in-house software and external modeling tools. The Company inspects all risks on its new preferred homeowners program and manufactured homes on private property.

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


Reinsurance

     The Company has entered into various reinsurance agreements for the purpose of limiting loss exposure and diversifying business. The Company's casualty excess of loss reinsurance agreement provides that the Company bears the first layer of liability on each occurrence (varying from $0.5 million to $1.0 million based upon the specific product) with its reinsurer bearing the remaining contractual liability, if any, up to $1.0 million. Casualty risks in excess of $1.0 million up to $11.0 million are reinsured under a casualty treaty ("Excess Treaty") placed through a reinsurance broker with several reinsurers. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for each casualty risk in excess of $11.0 million.

     The Company's property excess of loss reinsurance treaty provides that the Company bears the first $0.5 million layer of loss on each risk with the reinsurers bearing the next layer of loss up to $10.0 million on each risk. The Company has an automatic facultative excess of loss cover for each property risk in excess of $10.0 million up to $50.0 million. To mitigate potential exposures to losses arising from terrorist acts, the Company has purchased reinsurance coverage for terrorism with a $10.0 million aggregate policy limit for 2002. Additionally, the Company has property catastrophe reinsurance for its commercial and personal property books of business under which the Company bears the first $5.0 million in catastrophe losses per event, with the reinsurers bearing the next $242.4 million, except that, outside of Florida, the Company bears the first $5.0 million in catastrophe losses per event, with reinsurers bearing the next $5.0 million on its commercial property book of business. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss, the Company currently maintains catastrophe reinsurance coverage for the 250 year storm event on personal lines business and the 100 year storm event on its commercial lines business.

     The Company also has an excess casualty reinsurance agreement which provides an additional $5.0 million of coverage for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits. Additionally, an errors and omissions insurance policy provides an additional $10.0 million of coverage with respect to these exposures.

     Effective January 1, 2001, the Company entered into a three-year aggregate stop loss reinsurance agreement commencing with the 2001 accident year. The agreement includes all the business written by the Company. Under the terms of the agreement, the reinsurer provides reinsurance protection for a certain aggregate dollar limit for losses and loss adjustment expenses in excess of a predetermined loss ratio (the sum of losses and loss adjustment expenses divided by earned premiums).

     The Company seeks to limit the risk of a reinsurer's default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least "A-" (Excellent) by A.M. Best. Second, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. Finally, the Company typically does not write casualty policies in excess of $11.0 million or property policies in excess of $25.0 million. Although reinsurance makes the reinsurer liable, to the extent the risk is transferred, it doesn't relieve the Company of its liability to policyholders.

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

     The Company distributes its products through its direct production underwriting organization, an extensive network of approximately 6,000 independent brokers and its "preferred agent" program. The Company's most important distribution channel is its production underwriting organization. Although the Company has always written business directly, the production underwriting organization was established by the Company to coordinate its direct sales efforts as well as act as the interface with the Company's external producers. The production underwriting organization is currently comprised of 148 professionals located in 36 offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct marketing, relationships with approximately 6,000 brokers have been formed either because the broker has a preexisting relationship with the insured or has sought the Company's expertise in one of its specialty products. This mixed marketing concept provides the Company with the flexibility to respond to changing market conditions and, when appropriate, shift its emphasis between direct and indirect marketing approaches to seize opportunities as they arise. In addition, the production underwriting organization's ability to gather market intelligence enables the rapid identification of soft markets and redeployment to firmer markets, from a product line or geographic perspective. The Company believes that its mixed marketing platform provides a competitive edge in stable market conditions, the strengths of which are all the more evident during periods of dislocation or consolidation.

     The Company's preferred agent program, in which business relationships are formed with brokers specializing in certain of the Company's business niches, consisted of 59 preferred agents at year-end 2001. Preferred Agents are identified by the Company based on productivity and loss experience and receive additional benefits from the Company in exchange for meeting defined production and profitability criteria.

     The Company supplements its marketing efforts through affinity programs, trade shows, direct mailings and national advertisements placed in trade magazines serving industries in which the Company specializes, as well as links to industry web sites. The Company has also enhanced its marketing with Internet-based initiatives such as: the Personal Lines Division's "In Touch(SM)" real-time policy inquiry system which allows agents to view account data, process non-dollar endorsements and in certain states, and for certain products, rate a policy over the internet.


Product Development

     The Company continually evaluates new product opportunities, consistent with its strategic focus on selected market niches. Direct contacts between the Company's field and home office personnel and its customers have produced a number of new product ideas. All new product ideas are presented to the Product Development Committee for consideration. That committee, currently composed of the Company's Executive Vice President and officers from the underwriting, claims and compliance departments, meets regularly to review the feasibility of products from a variety of perspectives, including underwriting risk, marketing and distribution, reinsurance, long-term viability and consistency with the Company's culture and philosophy. For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel (e.g., a limited number of selected production underwriters), an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products may involve lower retentions than customarily utilized. After a new product is approved for test marketing, the Company monitors its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, the Company either moves to improve results by initiating adjustments or abandons the product.


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

     The Company's experienced staff of claims management professionals are assigned to dedicated claim units within specific niche markets. Each of these units receive supervisory direction and news, legislative and product development updates from the unit director. Claims management personnel have an average of approximately twenty years of experience in the industry. The dedicated claim units meet regularly to communicate findings of change within their assigned specialty. Staff within the dedicated claim units have an average of ten years experience in the industry.

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

     As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in societal attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates and judgments; as new data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. The Insurance Subsidiaries obtain an annual statement of opinion from an independent actuary firm for its statutory filings with regulators.

     The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated. As a result of changes in estimates of insured events in prior years, the Company increased losses and loss adjustment expenses incurred by $13.4 million in 2001. Such development was primarily due to losses emerging at a higher rate on automobile leases expiring in 2001 on residual value policies underwritten in prior years than had been originally anticipated when the initial reserves were estimated.

                                                                               As of and For the Years Ended December 31,
                                                                               ------------------------------------------
                                                                                 2001             2000            1999
                                                                               --------         --------        ---------
                                                                                          (Dollars in Thousands)
Unpaid loss and loss adjustment expenses at
 beginning of year (1)                                                         $195,464         $161,353        $137,205
                                                                               --------         --------        --------
Provision for losses and loss adjustment expenses for
 current year claims                                                            166,220          128,761          99,663
Increase (Decrease) in estimated ultimate losses and loss adjustment
 expenses for prior year claims                                                  13,435            2,543            (253)
                                                                               --------         --------        --------
Total incurred losses and loss adjustment expenses                              179,655          131,304          99,410
                                                                               --------         --------        --------
Loss and loss adjustment expense payments for claims
 attributable to:
  Current year                                                                   54,228           36,271          31,493
  Prior years                                                                    70,757           60,922          43,769
                                                                               --------         --------        --------
Total payments                                                                  124,985           97,193          75,262
                                                                               --------         --------        --------
Unpaid loss and loss adjustment expenses at end of year (2)                    $250,134         $195,464        $161,353
                                                                               ========         ========        ========

(1) 1999 balance adjusted to include $2,175 net unpaid loss and loss adjustment expenses for MUSA as of acquisition date.

(2) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $52,599, $42,030 and $26,710 at December 31, 2001, 2000 and 1999, respectively.

     The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1991 through 2001. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                                            AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                       (Dollars in Thousands)
                                    ---------------------------------------------------------
                                      1991      1992      1993      1994      1995      1996
                                    -------   -------   -------   -------   -------   -------
UNPAID LOSS AND LOSS
 ADJUSTMENT EXPENSES, AS
 STATED                             $22,248   $31,981   $38,714   $53,595   $68,246   $85,723

Cumulative Paid as of:

1 year later                          6,698     9,865    10,792    12,391    15,214    22,292
2 years later                        12,485    16,290    19,297    23,139    31,410    38,848
3 years later                        16,288    21,253    24,991    33,511    40,637    52,108
4 years later                        17,780    24,299    28,903    38,461    47,994    63,738
5 years later                        19,406    25,793    30,558    42,366    51,806    69,116
6 years later                        19,898    26,321    32,748    43,860    53,198
7 years later                        20,246    27,252    32,929    44,243
8 years later                        20,625    27,336    33,102
9 years later                        20,611    27,288
10 years later                       20,599

Unpaid Loss and Loss Adjustment
 Expenses re-estimated as of End of Year:

1 year later                         22,056    30,538    38,603    52,670    67,281    84,007
2 years later                        21,327    30,428    38,016    52,062    66,061    81,503
3 years later                        21,198    29,648    37,184    51,149    63,872    76,348
4 years later                        21,118    29,306    36,272    49,805    59,085    73,992
5 years later                        21,399    28,553    35,783    47,366    56,673    75,672
6 years later                        21,106    28,370    34,509    45,797    55,861
7 years later                        21,013    27,959    33,799    45,245
8 years later                        20,854    27,724    33,695
9 years later                        20,703    27,623
10 years later                       20,668

Cumulative Redundancy (Deficiency)
  Dollars                           $ 1,580   $ 4,358   $ 5,019   $ 8,350   $12,385   $10,051
  Percentage                            7.1%     13.6%     13.0%     15.6%     18.1%     11.7%
                                            AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                       (Dollars in Thousands)
                                    ------------------------------------------------------------
                                      1997         1998         1999         2000         2001
                                    --------     --------     --------     --------     --------
UNPAID LOSS AND LOSS
 ADJUSTMENT EXPENSES, AS
 STATED                             $108,928     $136,237     $161,353     $195,464     $250,134

Cumulative Paid as of:

1 year later                          26,870       43,769       60,922       70,757
2 years later                         56,488       84,048      109,092
3 years later                         80,206      115,900
4 years later                         95,047
5 years later
6 years later
7 years later
8 years later
9 years later
10 years later

Unpaid Loss and Loss Adjustment
 Expenses re-estimated as of End of Year:

1 year later                         105,759      135,984      163,896      208,899
2 years later                        103,513      138,245      177,782
3 years later                        104,712      146,679
4 years later                        109,061
5 years later
6 years later
7 years later
8 years later
9 years later
10 years later

Cumulative Redundancy (Deficiency)
  Dollars                           $   (133)    $(10,442)    $(16,429)    $(13,435)
  Percentage                            (0.1)%       (7.7)%      (10.2)%       (6.9)%

(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $52,599, $42,030, $26,710, $16,120, $13,502,
     $10,919, $9,440, $5,580, $5,539, $1,770, and $1,267 at December 31, 2001,
     2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, and 1991,
     respectively.

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

     The unpaid loss and loss adjustment expense of the Insurance Subsidiaries, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company's financial statements prepared in accordance with generally accepted accounting principles ("GAAP") with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance whereas under GAAP these amounts are reported without giving effect to reinsurance. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote
(2) on Page 9 for amounts). There is no effect on net income or shareholders' equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.


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

                                                                       For the Years Ended December 31,
                                                        -----------------------------------------------------------------
                                                         2001           2000           1999           1998           1997
                                                        -----          -----          -----          -----          -----
Loss Ratio                                               60.7%          57.8%          59.7%          54.1%          55.3%
Expense Ratio                                            31.2%          31.3%          33.6%          31.0%          29.1%
                                                        -----          -----          -----          -----          -----
Combined Ratio                                           91.9%          89.1%          93.3%          85.1%          84.4%
                                                        =====          =====          =====          =====          =====
Industry Statutory Combined Ratio after
 Policyholders Dividends                                117.0%         110.1%         107.8%         105.6%         101.6%
                                                        =====          =====          =====          =====          =====
                                                         (1)            (2)            (2)            (2)            (2)

(1)  Source: Best's Review/Preview PC January 2002 (Estimated 2001).

(2)  Source: Best's Review/Preview PC January 2002


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

     The following table sets forth, for the periods indicated, net written premiums to surplus as regards policyholders' for the Insurance Subsidiaries (statutory basis):

                                                            As of and For the Years Ended December 31,
                                            --------------------------------------------------------------------------
                                               2001            2000            1999            1998            1997
                                            ----------      ----------      ----------      ----------      ----------
                                                                            (Dollars in Thousands)
Net Written Premiums (1)                      $333,817        $263,637        $195,258        $143,036        $110,790
Surplus as regards Policyholders              $280,960        $193,292        $179,341        $152,336        $105,985
Premium to Surplus Ratio (1)                1.2 to 1.0      1.4 to 1.0      1.1 to 1.0      1.0 to 1.0      1.0 to 1.0

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

     At December 31, 2001, the Company had total investments with a carrying value of $673.4 million, and 93.9% of the Company's total investments were fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities, with an average rating of "AA". The collateralized mortgage securities and asset backed securities consist of shorter tranche securities possessing favorable pre-payment risk profiles. The remaining 6.1% of the Company's total investments consisted primarily of publicly-traded common stocks.

     The following table sets forth information concerning the composition of the Company's total investments at December 31, 2001:

                                                                     Estimated                           Percent of
                                                                      Market             Carrying         Carrying
                                              Amortized Cost           Value              Value            Value
                                              --------------         ---------          ---------        ----------
                                                                      (Dollars in Thousands)
Fixed Maturities:
  Obligations of States and Political
   Subdivisions                                   $104,628           $106,184           $106,184            15.8%
  U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                        21,024             21,694             21,694             3.2
  Corporate and Bank Debt Securities               157,657            160,326            160,326            23.8
  Collateralized Mortgage Securities                70,362             70,873             70,873            10.5
  Asset Backed Securities                          272,655            273,339            273,339            40.6
Equity Securities                                   34,065             40,992             40,992             6.1
                                                  --------           --------           --------           -----
    Total Investments                             $660,391           $673,408           $673,408           100.0%
                                                  ========           ========           ========           =====

     At December 31, 2001, approximately 98.7% of the Insurance Subsidiaries' fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated "1" or "2" by the NAIC.

     The cost and estimated market value of fixed maturity securities at December 31, 2001, by remaining original contractual maturity, are set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

                                                          Amortized Cost      Estimated Market Value
                                                          --------------      ----------------------
                                                                    (Dollars in Thousands)
Due in one year or less                                     $ 26,096                $ 26,703
Due after one year through five years                        125,719                 127,916
Due after five years through ten years                        48,799                  50,107
Due after ten years                                           82,695                  83,478
Collateralized Mortgage and Asset Backed Securities          343,017                 344,212
                                                            --------                --------
    Total                                                   $626,326                $632,416
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

Regulation

     General: The Company is subject to extensive supervision and regulation in the states in which it operates. The supervision and regulation relate to numerous aspects of the Company's business and financial condition. The primary purpose of the supervision and regulation is the protection of insurance policyholders and not the Company's investors. The extent of regulation varies but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

     -    standards of solvency, including risk-based capital measurements;

     -    restrictions on the nature, quality and concentration of investments;

     - restrictions on the types of terms that the Company can include in the insurance policies it offers;

     -    certain required methods of accounting;

     -    reserves for unearned premiums, losses and other purposes; and

     - potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies.

     The regulations or the state insurance departments may affect the cost or demand for the Company's products and may present impediments to obtaining rate increases or taking other actions to increase profitability. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend the Company from carrying on some or all of its activities. In light of several recent significant property and casualty insurance company insolvencies, it is possible that assessments paid to state guaranty funds may increase. Because the Insurance Subsidiaries are domiciled in Pennsylvania and Florida, the Pennsylvania Department of Insurance and the Florida Department of Insurance have primary authority over the Company.

     Regulation of Insurance Holding Companies: Pennsylvania and Florida, like many other states, have laws governing insurance holding companies (such as Philadelphia Insurance). Under these laws, a person generally must obtain the applicable Insurance Department's approval to acquire, directly or indirectly, 5% to 10% or more of the outstanding voting securities of Philadelphia Insurance or the Insurance Subsidiaries. Such Department's determination of whether to approve any such acquisition would be based on a variety of factors, including an evaluation of the acquiror's financial stability, the competence of its management, the effect of rates on coverages provided, if any, and whether competition in Pennsylvania or Florida would be reduced.

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

     Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under Pennsylvania and Florida insurance laws. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $111.3 million at December 31, 2001. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $27.4 million of dividends in 2002 without obtaining prior approval from the Pennsylvania or Florida Insurance Departments. During 2001 the insurance subsidiaries paid dividends of $13.0 million to PCHC and $3.8 million to Liberty American Insurance Group, Inc., a subsidiary of PCHC.

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

     All the states have adopted the NAIC's financial reporting form, which is typically referred to as the NAIC "Annual Statement", and most states, including Pennsylvania and Florida, generally defer to the NAIC with respect to SAP. In this regard, the NAIC has a substantial degree of practical influence and is able to accomplish certain quasi-legislative initiatives through amendments to the NAIC annual statement and applicable accounting practices and procedures. For instance, in recent years the NAIC has required all insurance companies to have an annual statutory financial audit and an annual actuarial certification as to loss reserves by including such requirements within the annual statement instructions.

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

     Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders' surplus of each of the Insurance Subsidiaries at December 31, 2001 is in excess of the prescribed risk-based capital requirements.

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

     Shared Markets: As a condition of its license to do business in various states, PIIC, MUSA and LAIC are required to participate in mandatory property-liability shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase coverage voluntarily provided by private insurers. In addition, some states require automobile insurers to participate in reinsurance pools for claims that exceed a certain amount. PIIC's participation in such shared markets or pooling mechanisms is generally in proportion to the amount of PIIC's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state.

     Possible New Legislation, Regulations or Interpretations: A number of new, proposed or potential legislative or industry developments could further increase competition in the insurance industry. These developments include:

     - the enactment of the Gramm-Leach-Bliley Act of 1999 (which permits financial services companies such as banks and brokerage firms to engage in the insurance business), which could result in increased competition from new entrants to the Company's markets;

     - the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms;

     - programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;

     - changing practices caused by the Internet, which have led to greater competition in the insurance business; and

     - as a result of the terrorist attacks on September 11, the Administration and Congress have been engaged in discussions with the insurance industry as to the possible involvement of the federal government with respect to terrorism insurance. There can be no assurance as to whether there will be any federal government role in insuring losses from terrorism or the precise nature of any role, and there is no assurance as to the extent of any federal government role on the Company's business and results of operations.

     These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, recent favorable industry trends that have reduced insurance and reinsurance supply and increased demand could be reversed and may negatively influence our ability to maintain or increase rates. Accordingly, these developments could have an adverse effect on the Company's earnings.


Competition

     The Company competes with a large number of other companies in its selected line of business, including major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of these competitors have greater financial and marketing resources than the Company. Profitability could be adversely affected if business is lost due to competitors offering similar or better products at or below the Company's prices. In addition, a number of new, proposed or potential legislative or industry developments could further increase competition. New competition from these developments could cause the demand for the Company's products to fall, which could adversely affect profitability.

     The current business climate remains competitive from a solicitation standpoint. The Company will "walk away", if necessary, from writing business that does not meet established underwriting standards and pricing guidelines. Management believes though that the Company's mixed marketing strategy is a strength in that it provides the flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company's production underwriters have established relationships with approximately 6,000 brokers, thus facilitating a regular flow of submissions.


Employees

     As of March 19, 2002, the Company had 592 full-time employees and 23 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company's relations with its employees are generally excellent.


Item 2. DESCRIPTION OF PROPERTY

     The Company leases certain office space in Bala Cynwyd, PA which serves as its headquarters location, and also leases 36 offices for its field marketing organization.

Item 3. LEGAL PROCEEDINGS

     In connection with the action filed in the U.S. District Court in the Middle District of Florida by two of the Company's subsidiaries, Liberty American Insurance Group Inc. and Mobile Homeowners Insurance Agency Inc., against Westpoint Underwriters LLC, a managing general agent, two former employees of Liberty American and a third individual (which action was reported in Item 1 of Part II of the Company's Form 10-Q for the period ended March 31, 2001), a federal magistrate judge issued a report and recommendations to the Federal District Court on October 17, 2001. With respect to Liberty American's request for preliminary relief, the findings and recommendations stated that one of the former employees had misappropriated Liberty American's trade secrets by using its software to write WestPoint's software. The magistrate judge recommended against injunctive relief, finding that damages may be available as a remedy. Both Liberty American and the defendant have objected, in part, to the findings, and these objections are now being considered by the court.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock, no par value, trades on The Nasdaq Stock Market under the symbol "PHLY". As of February 22, 2002, there were 397 holders of record and 2,233 beneficial shareholders of the Company's common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

                              2001                    2000
                       ------------------      ------------------
     Quarter            High        Low         High         Low
     -------           ------      ------      ------      ------
     First             31.922      25.375      16.000      14.250
     Second            36.000      24.250      18.090      14.580
     Third             37.500      24.350      20.880      15.690
     Fourth            41.300      32.900      30.880      20.000

     The Company did not declare cash dividends on its common stock in 2001 and 2000, and currently intends to retain its earnings to enhance future growth. The payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions and legal and regulatory restrictions.

     As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company's insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Note 3 to the Consolidated Financial Statements).

     (b) During the three years ended December 31, 2001, the Company did not sell any of its securities which were not registered under the Securities Act of 1933, except as follows:

     On July 16, 1999 the Company issued an aggregate of 1,037,772 shares of its common stock to the four shareholders of The Jerger Company, Inc. in connection with the merger of The Jerger Company, Inc. into a subsidiary of the Company. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 as a result of the limited number of persons to whom the shares were issued and the fact that the shares were issued in a negotiated merger transaction.

Item 6. SELECTED FINANCIAL DATA

                                                                       As of and For the Years Ended December 31,
                                                                   (In Thousands, Except Share and Per Share Data)
                                                           2001           2000          1999            1998           1997
                                                       -----------    -----------    -----------    -----------    -----------
Operations and Comprehensive Income
 Statement Data:
Gross Written Premiums                                 $   473,565    $   361,872    $   274,918    $   197,408    $   159,091
Gross Earned Premiums                                  $   421,063    $   328,350    $   245,978    $   174,737    $   150,128
Net Written Premiums                                   $   333,817    $   263,429    $   184,071    $   143,036    $   111,797

Net Earned Premiums                                    $   296,093    $   227,292    $   164,915    $   122,687    $   100,555
Net Investment Income                                       32,426         25,803         20,695         15,448          9,703
Net Realized Investment Gain (Loss)                          3,357         11,718          5,700            474            (16)
Other Income                                                   587          8,981          4,722            219            228
------------------------------------------------------------------------------------------------------------------------------
     Total Revenue                                         332,463        273,794        196,032        138,828        110,470
------------------------------------------------------------------------------------------------------------------------------
Net Loss and Loss Adjustment
 Expenses                                                  179,655        131,304         99,410         66,374         55,009
Acquisition Costs and Other
 Underwriting Expenses                                      97,020         75,054         53,793         38,422         31,344
Other Operating Expenses                                     6,841         14,679          8,939          2,212          1,909
------------------------------------------------------------------------------------------------------------------------------
     Total Losses and Expenses                             283,516        221,037        162,142        107,008         88,262
------------------------------------------------------------------------------------------------------------------------------
Minority Interest:  Distributions on
 Company Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust                                            2,749          7,245          7,245          4,770             --
------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                  46,198         45,512         26,645         27,050         22,208
Total Income Tax Expense                                    15,639         14,742          7,802          7,022          5,338
------------------------------------------------------------------------------------------------------------------------------
     Net Income                                        $    30,559    $    30,770    $    18,843    $    20,028    $    16,870
------------------------------------------------------------------------------------------------------------------------------
Weighted-Average Common Shares
 Outstanding                                            16,528,601     12,177,989     12,501,165     12,249,262     12,193,659
Weighted-Average Share Equivalents
 Outstanding                                               656,075      2,411,552      2,614,399      2,680,165      2,736,039
------------------------------------------------------------------------------------------------------------------------------
Weighted-Average Shares and Share
 Equivalents Outstanding                                17,184,676     14,589,541     15,115,564     14,929,427     14,929,698
------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                               $      1.85    $      2.53    $      1.51    $      1.63    $      1.38
------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                             $      1.78    $      2.11    $      1.25    $      1.34    $      1.13
------------------------------------------------------------------------------------------------------------------------------
Year End Financial Position:
  Total Investments and Cash
   and Cash Equivalents                                $   723,318    $   487,028    $   420,016    $   388,059    $   229,599
  Total Assets                                           1,017,722        730,464        599,051        476,390        292,724
  Unpaid Loss and Loss Adjustment
   Expenses                                                302,733        237,494        188,063        151,150        122,430

  Minority Interest in Consolidated
   Subsidiaries                                                 --         98,905         98,905         98,905             --
  Total Shareholders' Equity                               428,692        182,325        161,440        137,483        111,284
  Common Shares Outstanding                             21,509,723     13,431,408     12,590,908     12,200,563     12,242,431
------------------------------------------------------------------------------------------------------------------------------
Insurance Operating Ratios
 (Statutory Basis):
  Net Loss and Loss Adjustment
   Expenses to Net Earned Premiums                            60.7%          57.8%          59.7%          54.1%          55.3%
  Underwriting Expenses to Net
   Written Premiums                                           31.2%          31.3%          33.6%          31.0%          29.1%
------------------------------------------------------------------------------------------------------------------------------
Combined Ratio                                                91.9%          89.1%          93.3%          85.1%          84.4%
==============================================================================================================================
                                                            A+             A+             A+             A+              A
A.M. Best Rating                                        (Superior)     (Superior)     (Superior)     (Superior)    (Excellent)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Operations

During 2001 the Company continued its growth, with gross written premium increasing 30.9% to $473.6 million. This growth is attributable to a number of varying factors, the most notable of which were:

- Continued benefits from marketplace disruptions due to rating agency downgrades, insolvencies and merger and acquisition activity. These disruptions have resulted in new independent agency relationships, improved premium rates and policy terms and increased market share in certain of the Company's commercial lines segment niche products;

- The 44.4% growth in the personal lines segment, primarily attributable to the Company's "preferred homeowners" insurance program, which was introduced during 2000 to retirees in gated communities; and

- The 20.0% growth in production from the Company's preferred agent force, which is comprised of independent brokers specializing in various of the Company's product niches.

The Company also believes its core strategy of adhering to an underwriting philosophy of sound risk selection and pricing discipline, the mixed marketing platform for its product distribution and creating value added features not typically found in property and casualty products have also contributed to generating premium growth above industry averages, as well as enabling the Company to produce combined ratios (the sum of net loss and loss adjustment expenses and acquisition costs and other underwriting expenses, divided by net earned premiums) well below industry averages. The GAAP combined ratio for the year ended December 31, 2001 was 93.4%, which, once again, was substantially lower than the property and casualty industry as a whole.

As noted above, during the second half of 2000 and through the first nine months of 2001 marketplace disruptions resulted in improving premium rates and policy terms. Additionally, the terrorist attacks of September 11, 2001 caused the property and casualty industry to experience significant losses. As a result, the Company anticipates that the rate increases and improving policy terms, which started to occur in the second half of 2000, will now continue, possibly for an extended period of time. To better position itself to take advantage of these improving conditions the Company issued 3.6 million shares of its common stock through a public offering in the fourth quarter of 2001. The $114.5 million in net proceeds from this offering are primarily being utilized to provide additional capital for the Company's insurance subsidiaries and to fund general corporate purposes.

Furthermore, as a result of the terrorist attacks of September 11, 2001, the Company has endorsed its commercial insurance polices issued during 2002 with the Insurance Services Office ("ISO") terrorism exclusion in states where approved by the respective Insurance Departments. Currently, not all states have approved this ISO terrorism exclusion, and the Company cannot determine whether the state insurance departments which have not yet approved this exclusion will ultimately do so. In its capacity as primary insurer the Company may have a potential gap in its reinsurance protection and could be exposed to potential losses as a result of any terrorist acts. To mitigate this potential exposure to losses arising from terrorist acts, the Company has purchased reinsurance coverage for terrorism with a $10.0 million aggregate policy limit for 2002.

In February 2001, A.M. Best Company reaffirmed the "A+" (Superior) rating for Philadelphia Indemnity Insurance Company, Philadelphia Insurance Company, Mobile USA Insurance Company and Liberty American Insurance Company (collectively the "Insurance Subsidiaries").

Investments

Investments consist of diversified issuers and issues, and as of December 31, 2001, approximately 88.7% and 4.8% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 84.2% and 5.2%, respectively, at December 31, 2000.

During 2001, based upon guidance from the Financial Accounting Standards Board Emerging Issues Task Force (EITF) regarding Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"), certain of the Company's structured securities were subject to re-evaluation as a result of meeting the recognition for impairment losses in EITF 99-20. This re-evaluation resulted in non-cash realized investment losses of $5.8 million. The Company expects to receive full contract value and recover the writedowns. Any such recovery will be recognized prospectively through net investment income.

Also, during 2001 the relative percentage investment in taxable fixed maturity securities versus tax-exempt fixed maturity securities continued to increase due to the Company taking advantage of the more favorable after-tax yields. At the end of 2001, on a cost basis, investment grade taxable fixed maturity securities represented 73.9% of the total invested assets, compared to 66.5% as of the end of 2000.

Collateralized mortgage and asset backed securities, on a cost basis, amounted to $70.4 million and $272.7 million, respectively, as of December 31, 2001 and $65.6 and $106.8, respectively, as of December 31 2000. The increased investment in collateralized mortgage and asset backed securities was due to the relatively higher after tax rates of return compared to other investment options within the Company's investment objective. This objective is to generate competitive after-tax total rates of return within a prudent level of risk and the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best rating. The collateralized mortgage and asset backed investments are shorter tranche securities possessing favorable prepayment risk profiles. The Company utilizes professional investment managers for its investments.


Market Risk of Financial Instruments

The Company's financial instruments are subject to the market risk of potential losses from adverse changes in market rates and prices. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. The Company has established, among other criteria, duration, asset quality and asset allocation guidelines for managing its investment portfolio market risk exposure. The Company's investments are held for purposes other than trading and consist of diversified issuers and issues.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents.

                                                                   DECEMBER 31, 2001
                                                                EXPECTED MATURITY DATES                                   TOTAL
                                                      (In thousands, except average interest rate)                        FAIR
                                         2002       2003        2004        2005       2006    Thereafter    TOTAL        VALUE
                                        -------    -------    --------    -------    -------   ----------   --------    --------
FIXED MATURITIES
AVAILABLE FOR SALE:

Principal Amount                        $73,573    $60,291    $112,656    $76,438    $77,866    $220,418    $621,242    $624,050

Book Value                              $73,629    $60,172    $112,339    $77,283    $78,254    $216,412    $618,089          --

Average Interest Rate                      6.38%      5.15%       5.23%      5.83%      5.43%       5.66%       5.61%       4.88%

PREFERRED:

Principal Amount                        $ 2,395    $ 2,250    $  1,000    $ 2,500         --          --    $  8,145    $  8,366

Book Value                              $ 2,400    $ 2,240    $  1,040    $ 2,557         --          --    $  8,237          --

Average Interest Rate                      5.27%      6.07%       6.84%      6.41%        --          --        6.04%       5.97%

SHORT-TERM DEBT:

Principal Amount                        $45,583         --          --         --         --          --    $ 45,583    $ 45,583

Book Value                              $45,583         --          --         --         --          --    $ 45,583          --

Average Interest Rate                      1.87%        --          --         --         --          --        1.87%       1.87%


Certain Critical Accounting Estimates and Judgments

-    Investments

     --   Fair values

               The carrying amounts for the Company's investments approximates their estimated fair value except for investments in limited partnerships which are valued at cost. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers.

     -- Other than temporary impairment excluding interests in securitized assets

               The Company performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed to determine whether a decline in fair value below a security's cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose.

     --   Impairment recognition for investments in securitized assets

               The Company's impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by EITF 99-20. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met an impairment charge, the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose.

-    Liability for Unpaid Loss and Loss Adjustment Expenses:

     The liability for unpaid loss and loss adjustment expenses ($302.7 million and $237.5 million as of December 31, 2001 and 2000, respectively) reflects the Company's best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. This liability includes an amount determined on the basis of claim adjusters' evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company's liability for unpaid loss and loss adjustment expenses includes but is not limited to reviewing past loss experience and considering other factors such as legal, social, and economic developments. The methods of making such estimates and establishing the resulting liabilities are continually reviewed and updated and any adjustments resulting therefrom are made in the accounting period in which the adjustment arose.

-    Deferred Acquisition Costs:

     Policy acquisition costs ($41.5 million and $33.3 million as of December 31, 2001 and 2000, respectively) which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments therefrom are made in the accounting period in which the adjustment arose.


RESULTS OF OPERATIONS
(2001 versus 2000)

Premiums: Gross written premiums grew $111.7 million (30.9%) to $473.6 million in 2001 from $361.9 million in 2000; gross earned premiums grew $92.7 million (28.2%) to $421.1 million in 2001 from $328.4 million in 2000; net written premiums increased $70.4 million (26.7%) to $333.8 million in 2001 from $263.4 in 2000; and net earned premiums grew $68.8 million (30.3%) to $296.1 million in 2001 from $227.3 million in 2000.

The respective gross written premium increases for the commercial lines, specialty lines and personal lines segments for the years ended December 31, 2001 vs. December 31, 2000 amount to $76.5 million (31.9%), $11.1 million (16.3%) and $24.1 million (44.4%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

- Rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company's commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company's various commercial package and non-profit D&O product lines.

- The consolidation of certain competitor property and casualty insurance companies has led to the displacement of certain of their independent agency relationships. This consolidation continues to result in new agency relationship opportunities for the Company. These relationships have resulted in additional prospects and premium writings for the Company's commercial and specialty lines segments.

- Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

-    Rate increases on renewal business.

Overall premium growth in the specialty lines segment has been offset in part by the Company's decision not to renew certain policies in the professional liability product lines due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels.

The respective net written premium increases for the commercial lines, specialty lines and personal lines segments for the years ended December 31, 2001 vs. December 31, 2000 amount to $60.3 million (36.9%), $1.9 million (2.8%) and $8.2 million (25.5%), respectively. The differing percentage increases in net written premiums versus gross written premiums for the period is primarily due to the various changes in the Company's reinsurance programs.

Net Investment Income: Net investment income was $32.4 million for the year ended December 31, 2001 and $25.8 million for the same period of 2000. Total investments grew to $673.4 million at December 31, 2001 from $437.3 million at December 31, 2000. The growth in investment income is attributable to investing net cash flows provided by operating activities and the proceeds of the Company's equity offering received late in the fourth quarter. In addition, the Company increased the percentage invested in taxable investments versus tax exempt investments in order to achieve the incremental after tax net investment income available from taxable investments. The low level of U.S. Treasury yields persisted throughout 2001. This capital markets environment had the effect of both increasing the level of prepayments in certain of the Company's interest rate sensitive investments and causing the Company to slightly shorten its duration position in the expectation of higher future fixed income yields. As a result, the Company's average duration on its fixed income portfolio approximated 2.7 years at December 31, 2001, compared to 3.5 years at December 31, 2000. As a consequence of the above factors, the Company's tax equivalent book yield on its fixed income holdings was 6.00% at December 31, 2001, compared to 7.37% at December 31, 2000.

Net Realized Investment Gain: Net realized investment gains were $3.4 million for the year ended December 31, 2001 and $11.7 million for the same period in 2000. The Company realized net investment gains of $8.3 million from the sales of common stock securities and $0.9 million from the sales of fixed maturity securities during the year ended December 31, 2001. These realized net investment gains were offset by $5.8 million in non-cash realized investment losses experienced on certain structured securities as a result of an impairment evaluation in accordance with the recent EITF 99-20 guidance. The proceeds from the sales are being reinvested in fixed maturity securities to increase current investment income and decrease the overall percentage of investments in common stock securities. The net realized investment gains of $11.7 million for the year ended December 31, 2000 were due to sales of certain equity investments which resulted in realized net investment gains amounting to $15.1 million, and were offset by $3.4 million of realized net investment losses from sales of certain fixed income securities. The proceeds from these sales were reinvested principally in fixed maturity securities.

Other Income: Other income approximated $0.6 million for the year ended December 31, 2001 and $9.0 million for the same period of 2000. Other income primarily consists of commissions earned on brokered personal lines business. Such commissions earned continued to decrease, as planned, as brokering activities were lessened in 2001 in favor of writing business directly.

Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $48.4 million (36.9%) to $179.7 million for the year ended December 31, 2001 from $131.3 million for the same period of 2000 and the loss ratio increased to 60.7% in 2001 from 57.8% in 2000. The year ended December 31, 2001 included a $4.0 million increase to net loss and loss adjustment expenses arising from business interruption, business personal property, business property and workers' compensation exposures relating to the September 11, 2001 terrorist attacks. Excluding this item, net loss and loss adjustment expenses increased by $44.4 million (33.8%). The increase in net loss and loss adjustment expenses was due principally to:

-    The 30.3% growth in net earned premiums; and

- Losses emerging at a higher rate on automobile leases expiring in 2001 on residual value policies underwritten in prior years than had been originally anticipated when the initial reserves were estimated.

Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $21.9 million (29.2%) to $97.0 million for the year ended December 31, 2001 from $75.1 million for the same period of 2000. This increase was due primarily to the 30.3% growth in net earned premiums, offset by relative changes in the Company's product mix and associated distribution channel expense.

Other Operating Expenses: Other operating expenses decreased $7.9 million to $6.8 million for the year ended December 31, 2001 from $14.7 million for the same period of 2000. The decrease in other operating expenses was primarily due to the decrease in brokering activities resulting in a decrease in the amount of broker commissions (see "Other Income" above). Goodwill amortization of $1.5 million per year, both for 2001 and 2000 will cease on January 1, 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Income Tax Expense: The Company's effective tax rate for the years ended December 31, 2001 and 2000 was 33.9% and 32.4%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities, offset in part by non-deductible goodwill amortization. The increase in the effective tax rate is principally due to a greater investment of cash flows in taxable securities relative to tax-exempt securities.


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


GROWTH OPPORTUNITIES

The Company believes that it can continue its premium growth due to: its national presence via 36 production underwriting offices located across the United States from which the production underwriting organization markets the Company's products and services directly to its customers, as well as coordinating the efforts of the Company's external producers; the evaluation and development of new product opportunities and differentiation of policy and service features; the disruption in the marketplace as a result of consolidation activity and certain distressed situations along with the improving fundamentals (premium rates and policy terms) in the property and casualty industry; and expansion of its personal lines business into new states in addition to seeking premium growth in its current markets. The Company also anticipates cross selling opportunities to arise between its personal and commercial lines business niches as well as cross selling opportunities within its preferred agency base for its portfolio of commercial niche insurance products.

Overall future premium growth may be offset in part due to the continuing adverse affects the September 11th terrorist attacks have had on the Company's rental car customers offering its excess liability (SLI) insurance coverage to the business and leisure traveler. This product is sold at the rental car counters through arrangements with a number of the largest rent-a-car companies and protects rent-a-car customers against liability for bodily injury and property damage excess of the statutory coverage provided with the rental vehicle. The SLI product represented approximately 8.0% of the 2001 commercial lines segment total net written premium.

The Company believes its unique product features and mixed marketing strategy is a strength, in that it provides the market intelligence and flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from market segments where pricing is soft to market segments with emerging opportunities.


LIQUIDITY AND CAPITAL RESOURCES

Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of its subsidiaries. The Company's primary sources of funds are dividends from its subsidiaries and payments received pursuant to tax allocation agreements with the insurance subsidiaries. For the year ended December 31, 2001, payments to PCHC pursuant to such tax allocation agreements totaled $18.6 million. The payment of dividends to PCHC from the insurance subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits or policyholders' surplus of the insurance subsidiaries from which dividends may be paid totaled $111.3 million at December 31, 2001. Of this amount, the insurance subsidiaries are entitled to pay a total of approximately $27.4 million of dividends in 2002 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida. During 2001 the insurance subsidiaries paid dividends of $13.0 million to PCHC and $3.8 million to Liberty American Insurance Group, Inc., a subsidiary of PCHC.

On May 16, 2001, the Company issued 4.0 million common shares to satisfy the stock purchase contract obligation from the Company's 1998 FELINE PRIDESSM offering. The issuance of such shares resulted in a $98.9 million increase in Shareholders' Equity and a corresponding decrease in the Minority Interest In Consolidated Subsidiaries balance.

On November 27, 2001 the Company closed on its public offering of an aggregate of 3.6 million shares of its common stock. Proceeds from the offering were $114.5 million (after underwriting and associated costs). The Company contributed $70.0 million of the net proceeds to its subsidiaries in 2001, of which $60.0 million was contributed to the Insurance Subsidiaries. The remaining proceeds are presently being held for general corporate purposes.

On September 14, 2001, the Company's Board of Directors authorized the repurchase of an additional $15.0 million of the Company's common stock. This authorization is in addition to the previously announced $40.0 million common stock buyback authorization, bringing the total current remaining authorization to $30.1 million. Purchases are made from time to time in the open market or through privately negotiated transactions.

Two of the Company's Insurance Subsidiaries are members of the Federal Home Loan Bank of Pittsburgh ("FHLB"). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member's access to credit is based upon its FHLB eligible collateral. At December 31, 2001 the Insurance Subsidiaries borrowing capacity was $80.8 million. The Insurance Subsidiaries have utilized a portion of its borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $31.3 million at December 31, 2001 and bear interest at adjusted LIBOR and mature twelve months from inception. The weighted-average interest rate on borrowings outstanding as of December 31, 2001 was 2.07%.

Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 2001, the investment and cash balances in such trust accounts totaled approximately $11.9 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2001, the balance on deposit for the benefit of such policyholders totaled approximately $13.5 million.

The Company produced net cash from operations of $115.1 million in 2001, $47.0 million in 2000 and $47.4 million in 1999. Operating cash included cash provided from tax benefits as a result of the exercise of employee stock options amounting to $25.8 million, $0.1 million and $0.3 million for 2001, 2000 and 1999, respectively. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. To minimize the potential for a write off of amounts due from reinsurers, the Company: evaluates the financial condition of its reinsurers; principally contracts with large reinsurers that are rated at least "A-" (Excellent) by A.M. Best Company; regularly monitors its reinsurance receivables; and collects the obligations of its reinsurers on a timely basis.

The insurance subsidiaries, which operate under an intercompany reinsurance pooling agreement, must have certain levels of surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the "NAIC") suggest that a property and casualty insurer's ratio of annual statutory net premium written to policyholders' surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders' surplus was 1.2-to-1.0 and 1.4-to-1.0 for 2001 and 2000, respectively. Management believes that the policyholders' surplus, which was $281.0 million at December 31, 2001, will be sufficient to support current and anticipated premium writings.

Risk-based capital is designed to measure the acceptable amount of capital and surplus an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately to rehabilitation or liquidation. Based on the standards currently contained in the applicable Pennsylvania and Florida Insurance Company statutes, the Insurance Subsidiaries' capital and surplus is in excess of the prescribed risk-based capital requirements.

The Company has certain contractual obligations and commitments which are summarized below:

                                                                      Payments Due by Period
                                                                          (in thousands)
                                              ---------------------------------------------------------------------
Certain Contractual Obligations                             Less than 1                                     After 5
                                               Total           year          1-3 years     4-5 years         years
                                              -------       -----------      ---------     ---------        -------
Loans Payable (1)                             $31,341         $31,341         $   --         $   --         $   --
Operating Leases                               11,061           2,709          3,655          3,126          1,571
Other Commercial Commitments (2)                1,100           1,100             --             --             --
                                              -------         -------         ------         ------         ------
Total                                         $43,502         $35,150         $3,655         $3,126         $1,571
                                              =======         =======         ======         ======         ======

(1) Represents 12 month collateralized borrowings from the Federal Home Loan Bank of Pittsburgh, the proceeds from which are invested to achieve a positive spread between the investment and borrowing interest rates.
(2)  Represents open commitments under certain limited partnership agreements.


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


FORWARD-LOOKING INFORMATION

Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; (v) catastrophe losses; and (vi) the amount of time and extent of business interruptions and other losses resulting from any future terrorist attacks.

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

                                                                   DECEMBER 31, 2001
                                                                 EXPECTED MATURITY DATES                                  TOTAL
                                                     (Dollars in thousands, except average interest rate)                  FAIR
                                          2002       2003       2004       2005       2006     Thereafter    TOTAL        VALUE
                                        -------    -------    --------    -------    -------   ----------   --------    --------
FIXED MATURITIES AVAILABLE
FOR SALE:
Principal Amount                        $73,573    $60,291    $112,656    $76,438    $77,866    $220,418    $621,242    $624,050
Book Value                              $73,629    $60,172    $112,339    $77,283    $78,254    $216,412    $618,089
Average Interest Rate                      6.38%      5.15%       5.23%      5.83%      5.43%       5.66%       5.61%       4.88%

PREFERRED:
Principal Amount                        $ 2,395    $ 2,250    $  1,000    $ 2,500                           $  8,145    $  8,366
Book Value                              $ 2,400    $ 2,240    $  1,040    $ 2,557                           $  8,237
Average Interest Rate                      5.27%      6.07%       6.84%      6.41%                              6.04%       5.97%

SHORT-TERM DEBT:
Principal Amount                        $45,583                                                             $ 45,583    $ 45,583
Book Value                              $45,583                                                             $ 45,583
Average Interest Rate                      1.87%                                                                1.87%       1.08%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                   Index to Financial Statements and Schedules

Financial Statements                                                                        Page
--------------------                                                                     ----------
Report of Independent Accountants                                                            30
Consolidated Balance Sheets - As of December 31, 2001 and 2000                               31
Consolidated Statements of Operations and Comprehensive Income
  - For the Years Ended December 31, 2001, 2000 and 1999                                     32
Consolidated Statements of Changes in Shareholders' Equity - For the Years Ended
 December 31, 2001, 2000 and 1999                                                            33
Consolidated Statements of Cash Flows - For the Years Ended December 31,
 2001, 2000 and 1999                                                                         34
Notes to Consolidated Financial Statements                                                 35-50

Financial Statement Schedules:

Schedule

I    Summary of Investments - Other Than Investments in
     Related Parties As of December 31, 2001                                                S-1

II   Condensed Financial Information of Registrant As of
     December 31, 2001 and 2000 and For Each of the Three
     Years in the Period Ended December 31, 2001                                         S-2 -- S-4

III  Supplementary Insurance Information As of and For
     the Years Ended December 31, 2001, 2000 and 1999                                       S-5

IV   Reinsurance For the Years ended December 31, 2001,
     2000 and 1999                                                                          S-6

VI   Supplementary Information Concerning Property-Casualty
     Insurance Operations As of and For the Years Ended
     December 31, 2001, 2000 and 1999                                                       S-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Philadelphia Consolidated Holding
Corp.:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 8, 2002

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                As of December 31,
                                                                           --------------------------
                                                                              2001              2000
                                                                           ----------        --------
                       ASSETS
Investments:
  Fixed Maturities Available for Sale at Market
   (Amortized Cost $626,326 and $392,439)                                  $  632,416        $394,733
  Equity Securities at Market (Cost $34,065 and $24,087)                       40,992          42,553
                                                                           ----------        --------
     Total Investments                                                        673,408         437,286

  Cash and Cash Equivalents                                                    49,910          49,742
  Accrued Investment Income                                                     6,582           5,726
  Premiums Receivable                                                          96,025          69,377
  Prepaid Reinsurance Premiums and Reinsurance Receivables                     99,601          73,513
  Income Taxes Recoverable                                                         --          13,323
  Deferred Income Taxes                                                         6,196             909
  Deferred Acquisition Costs                                                   41,526          33,324
  Property and Equipment, Net                                                  10,082          10,476
  Goodwill less Accumulated Amortization of $5,604 and $4,112                  25,724          30,809
  Other Assets                                                                  8,668           5,979
                                                                           ----------        --------
     Total Assets                                                          $1,017,722        $730,464
                                                                           ==========        ========


         LIABILITIES and SHAREHOLDERS' EQUITY
Policy Liabilities and Accruals:
  Unpaid Loss and Loss Adjustment Expenses                                 $  302,733        $237,494
  Unearned Premiums                                                           197,839         145,484
                                                                           ----------        --------
     Total Policy Liabilities and Accruals                                    500,572         382,978
  Loans Payable                                                                31,341          22,000
  Premiums Payable                                                             25,659          20,868
  Other Liabilities                                                            31,458          23,388
                                                                           ----------        --------
     Total Liabilities                                                        589,030         449,234
                                                                           ----------        --------
Minority Interest in Consolidated Subsidiaries:
  Company Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust Holding
  Solely Debentures of Company                                                     --          98,905
                                                                           ----------        --------
Commitments and Contingencies

Shareholders' Equity:
  Preferred Stock, $.01 Par Value,
   10,000,000 Shares Authorized,
   None Issued and Outstanding                                                     --              --
  Common Stock, No Par Value,
   50,000,000 Shares Authorized, 21,509,723 and
   13,431,408 Shares Issued and Outstanding                                   268,509          46,582
  Notes Receivable from Shareholders                                           (3,373)         (2,287)
  Accumulated Other Comprehensive Income                                        8,461          13,494
  Retained Earnings                                                           155,095         124,536
                                                                           ----------        --------
     Total Shareholders' Equity                                               428,692         182,325
                                                                           ----------        --------
     Total Liabilities and Shareholders' Equity                            $1,017,722        $730,464
                                                                           ==========        ========

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  For the Years Ended December 31,
                                                                           -----------------------------------------------
                                                                               2001             2000              1999
                                                                           -----------       -----------       -----------
Revenue:
  Net Earned Premiums                                                          296,093           227,292           164,915
  Net Investment Income                                                         32,426            25,803            20,695
  Net Realized Investment Gain                                                   3,357            11,718             5,700
  Other Income                                                                     587             8,981             4,722
                                                                           -----------       -----------       -----------
     Total Revenue                                                             332,463           273,794           196,032
                                                                           -----------       -----------       -----------
Losses and Expenses:
  Loss and Loss Adjustment Expenses                                            222,581           175,163           122,491
  Net Reinsurance Recoveries                                                   (42,926)          (43,859)          (23,081)
                                                                           -----------       -----------       -----------
  Net Loss and Loss Adjustment Expenses                                        179,655           131,304            99,410
  Acquisition Costs and Other
   Underwriting Expenses                                                        97,020            75,054            53,793
  Other Operating Expenses                                                       6,841            14,679             8,939
                                                                           -----------       -----------       -----------
     Total Losses and Expenses                                                 283,516           221,037           162,142
                                                                           -----------       -----------       -----------
Minority Interest:  Distributions on Company Obligated
  Mandatorily Redeemable Preferred Securities of
  Subsidiary Trust                                                               2,749             7,245             7,245
                                                                           -----------       -----------       -----------
Income Before Income Taxes                                                      46,198            45,512            26,645
                                                                          -----------       -----------       -----------
Income Tax Expense (Benefit):
  Current                                                                       18,216            17,666             8,360
  Deferred                                                                      (2,577)           (2,924)             (558)
                                                                           -----------       -----------       -----------
     Total Income Tax Expense                                                   15,639            14,742             7,802
                                                                           -----------       -----------       -----------
     Net Income                                                            $    30,559       $    30,770       $    18,843
                                                                           ===========       ===========       ===========
Other Comprehensive Income (Loss), Net of Tax:
  Holding Gain (Loss) Arising during Year                                  $    (2,851)      $     7,604       $    (5,205)
  Reclassification Adjustment                                                   (2,182)           (7,617)           (3,705)
                                                                           -----------       -----------       -----------
Other Comprehensive Loss                                                        (5,033)              (13)           (8,910)
                                                                           -----------       -----------       -----------
Comprehensive Income                                                       $    25,526       $    30,757       $     9,933
                                                                           ===========       ===========       ===========
Per Average Share Data:
  Basic Earnings Per Share                                                 $      1.85       $      2.53       $      1.51
                                                                           ===========       ===========       ===========
  Diluted Earnings Per Share                                               $      1.78       $      2.11       $      1.25
                                                                           ===========       ===========       ===========
Weighted-Average Common Shares Outstanding                                  16,528,601        12,177,989        12,501,165
Weighted-Average Share Equivalents Outstanding                                 656,075         2,411,552         2,614,399
                                                                           -----------       -----------       -----------
Weighted-Average Shares and Share Equivalents
 Outstanding                                                                17,184,676        14,589,541        15,115,564
                                                                           ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                   For the Years Ended December 31,
                                                                                ---------------------------------------
                                                                                  2001           2000            1999
                                                                                --------       --------        --------
Common Stock:
  Balance at Beginning of Year                                                  $ 46,582       $ 68,859        $ 44,796
  Issuance of Shares Pursuant to Public Offering                                 114,518             --              --
  Issuance of Shares Pursuant to Stock Purchase
   Contracts                                                                      98,905             --              --
  Issuance of Shares Pursuant to Acquisition Agreement                                --             --          25,000
  Exercise of Employee Stock Options                                               6,437        (23,132)           (517)
  Issuance of Shares Pursuant to Stock Purchase Plans                              2,067            855            (420)
                                                                                --------       --------        --------
     Balance at End of Year                                                      268,509         46,582          68,859
                                                                                --------       --------        --------
Notes Receivable from Shareholders:
  Balance at Beginning of Year                                                    (2,287)        (2,506)         (1,680)
  Notes Receivable Issued Pursuant to Employee
   Stock Purchase Plan                                                            (2,158)          (414)         (1,445)
  Collection of Notes Receivable                                                   1,072            633             619
                                                                                --------       --------        --------
     Balance at End of Year                                                       (3,373)        (2,287)         (2,506)
                                                                                --------       --------        --------
Accumulated Other Comprehensive Income,
  Net of Deferred Income Taxes:
    Balance at Beginning of Year                                                  13,494         13,507          22,417
    Other Comprehensive Loss, Net of Taxes                                        (5,033)           (13)         (8,910)
                                                                                --------       --------        --------
     Balance at End of Year                                                        8,461         13,494          13,507
                                                                                --------       --------        --------
Retained Earnings:
  Balance at Beginning of Year                                                   124,536         93,766          74,923
  Net Income                                                                      30,559         30,770          18,843
                                                                                --------       --------        --------
     Balance at End of Year                                                      155,095        124,536          93,766
                                                                                --------       --------        --------
Common Stock Held in Treasury:
  Balance at Beginning of Year                                                        --        (12,186)         (2,973)
  Common Shares Repurchased                                                           --        (40,766)        (12,081)
  Exercise of Employee Stock Options                                                  --         52,712             975
  Issuance of Shares Pursuant to Stock Purchase Plans                                 --            240           1,893
                                                                                --------       --------        --------
     Balance at End of Year                                                           --             --         (12,186)
                                                                                --------       --------        --------
     Total Shareholders' Equity                                                 $428,692       $182,325        $161,440
                                                                                ========       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 For the Years Ended December 31,
                                                                          ----------------------------------------------
                                                                            2001              2000                1999
                                                                          ---------         ---------           ---------
Cash Flows from Operating Activities:
  Net Income                                                              $  30,559         $  30,770           $  18,843
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Net Realized Investment Gain                                             (3,357)          (11,718)             (5,700)
    Depreciation and Amortization Expense                                     2,528             3,856               3,371
    Deferred Income Tax Benefit                                              (2,577)           (2,924)               (558)
    Change in Premiums Receivable                                           (26,648)          (20,201)            (11,154)
    Change in Other Receivables                                             (26,944)          (19,292)            (26,159)
    Change in Deferred Acquisition Costs                                     (8,202)           (7,270)             (6,720)
    Change in Income Taxes Recoverable                                       (6,083)          (12,504)               (211)
    Change in Other Assets                                                     (840)             (959)             (1,428)
    Change in Unpaid Loss and Loss Adjustment Expenses                       65,239            49,431              33,590
    Change in Unearned Premiums                                              52,355            33,878              30,073
    Change in Other Liabilities                                              13,320             3,740              13,215
    Tax Benefit from Exercise of Employee Stock Options                      25,799               145                 255
                                                                          ---------         ---------           ---------
     Net Cash Provided by Operating Activities                              115,149            46,952              47,417
                                                                          ---------         ---------           ---------
Cash Flows from Investing Activities:
  Proceeds from Sales of Investments in Fixed
   Maturities                                                               112,676           122,795              64,968
  Proceeds from Maturity of Investments in Fixed
   Maturities                                                                72,650            22,110              39,728
  Proceeds from Sales of Investments in Equity
   Securities                                                                20,864            50,230              37,013
  Cost of Fixed Maturities Acquired                                        (424,852)         (208,513)           (148,411)
  Cost of Equity Securities Acquired                                        (22,529)          (18,861)            (25,686)
  Payment for Acquisition, Net of Cash Acquired                                  --                --              (7,372)
  Purchase of Property and Equipment, Net                                    (1,808)           (3,184)             (1,768)
                                                                          ---------         ---------           ---------
     Net Cash Used for Investing Activities                                (242,999)          (35,423)            (41,528)
                                                                          ---------         ---------           ---------
Cash Flows from Financing Activities:
  Net Proceeds from Public Offering of Common Stock                         114,518                --                  --
  Proceeds from Loans Payable                                                31,341            22,000                  --
  Repayments on Loans Payable                                               (22,000)               --                  --
  Proceeds from Exercise of Employee Stock Options                            3,041             1,853                 203
  Proceeds from Collection of Notes Receivable                                1,072               633                 619
  Proceeds from Shares Issued Pursuant to Stock Purchase Plans                   46               188                  27
  Cost of Common Stock Repurchased                                               --           (12,691)            (12,081)
                                                                          ---------         ---------           ---------
     Net Cash Provided (Used) by Financing Activities                       128,018            11,983             (11,232)
                                                                          ---------         ---------           ---------
Net Increase (Decrease) in Cash and Cash Equivalents                            168            23,512              (5,343)
Cash and Cash Equivalents at Beginning of Year                               49,742            26,230              31,573
                                                                          ---------         ---------           ---------
Cash and Cash Equivalents at End of Year                                  $  49,910         $  49,742           $  26,230
                                                                          =========         =========           =========
Cash Paid During the Year for:
  Income Taxes                                                            $   7,023         $   7,760           $   8,295
  Interest                                                                      689               200                  --

Non-Cash Transactions:
  Acceptance of Mature Shares for Exercise Cost of
   Employee Stock Options                                                 $      --         $   6,811           $      --
  Issuance of Shares Pursuant to Employee
   Stock Purchase Plan in Exchange for Notes Receivable                   $   2,158         $     414           $   1,445

Acquisitions:

Fair Value Of Assets Acquired                                             $      --         $      --           $  77,310
  Cash Paid                                                                      --                --             (25,676)
  Common Stock Issued                                                            --                --             (25,000)
                                                                          ---------         ---------           ---------
  Liabilities Assumed                                                     $      --         $      --           $  26,634
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

            Philadelphia Consolidated Holding Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   General Information and Significant Accounting Policies

Philadelphia Consolidated Holding Corp. ("Philadelphia Insurance"), and its subsidiaries (collectively the "Company") doing business as Philadelphia Insurance Companies, include four property and casualty insurance companies, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company, which are domiciled in Pennsylvania; and Mobile USA Insurance Company and Liberty American Insurance Company, which are domiciled in Florida (collectively the "Insurance Subsidiaries"); an underwriting manager, Maguire Insurance Agency, Inc.; a managing general agency, Mobile Homeowners Insurance Agencies, Inc; a premium finance company Liberty American Premium Finance Company; and an investment subsidiary, PCHC Investment Corp. The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select target industries or niches including, among others, nonprofit organizations; the health, fitness and wellness industry; select classes of professional liability; the rental car industry; automobile leasing industry; and personal property and casualty insurance products for the manufactured housing and homeowners markets. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager and managing general agency.


Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(a)  Investments

Fixed maturity investments, classified as Available for Sale, are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders' equity, net of applicable deferred income taxes. Income on fixed maturities is recognized on the accrual basis.

The decision to purchase or sell investments is based on management's assessment of various factors such as foreseeable economic conditions, including current interest rates and the interest rate risk, and the liquidity and capital positions of the Company.

Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for collateralized mortgage and asset backed securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain collateralized mortgage and asset backed securities repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Collateralized mortgage and asset backed securities amounted to $70.9 million and $273.3 million, respectively, at December 31, 2001 and $66.8 million and $103.9 million, respectively, at December 31, 2000. The collateralized mortgage and asset backed securities held as of December 31, 2001 and 2000 are shorter tranche securities possessing favorable prepayment risk profiles.

Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders' equity, net of applicable deferred income taxes.

Realized investment gains and losses are calculated on the specific identification basis and recorded as income when the securities are sold.

Investments are considered impaired when the Company determines a decline in value to be other than temporary. Accordingly, such a decline is recorded as a charge to income in the period this determination is made.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The provisions of SFAS 133 require, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company held no derivative financial instruments, nor embedded financial derivatives, as of December 31, 2001 and 2000.

In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when
(1) the asset's fair value is below its carrying value, and (2) there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The adoption of EITF 99-20 on April 1, 2001 by the Company had an immaterial effect on earnings and financial position. During 2001 certain structured securities were subject to re-evaluation under EITF 99-20 as a result of an adverse change in estimated cash flows due to credit rating downgrades. This re-evaluation resulted in non-cash realized investment losses of $5.8 million for the year ended December 31, 2001.


(b)  Cash and Cash Equivalents

Cash equivalents, consisting of fixed maturity investments with maturities of three months or less when purchased and money market funds, are stated at cost which approximates market value.


(c)  Deferred Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. Amortization of policy acquisition costs in the accompanying consolidated statements of operations and comprehensive income was $80.2 million, $60.4 million, and $46.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.


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


(e)  Goodwill

Goodwill amounted to $25.7 million and $30.8 million at December 31, 2001 and 2000, respectively, and was being amortized on a straight line basis over 20 years. During 2001 goodwill was decreased $3.5 million based upon the Company's current reduced estimate of the contingent additional purchase price for the Liberty acquisition. The effect of this adjustment had no impact on operations for 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for recognizing and measuring goodwill and other intangible assets. Under this new accounting standard, the Company will cease goodwill amortization on January 1, 2002 and will also review goodwill and other intangible assets for any impairment or other effects of the new standard. The Company will adopt the provisions of SFAS No. 142 as of January 1, 2002, and does not anticipate a material impact on financial position or results of operations. Goodwill amortization was $1.5 million in 2001, $1.5 million in 2000 and $0.8 million in 1999.


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

(g)  Premiums

Premiums are generally earned on a pro rata basis over the terms of the policies. Premiums applicable to the unexpired terms of the policies in-force are reported as unearned premiums. The Company records an allowance for doubtful accounts for premiums receivable balances estimated to be uncollectible. At December 31, 2001 and 2000 the allowance for doubtful accounts amounted to $1.0 million and $1.4 million, respectively.


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


(l)  Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the year was ($1.5) million, $4.1 million and ($2.8) million in 2001, 2000 and 1999, respectively. The related tax effect of Reclassification Adjustments was $1.2 million, $4.1 million, and $2.0 million in 2001, 2000 and 1999, respectively.


2.   Acquisition

On July 16, 1999, Philadelphia Insurance closed on its acquisition of Liberty (Mobile USA Insurance Company, Liberty American Insurance Company, Mobile Homeowners Insurance Agencies, Inc., and Liberty American Premium Finance Company) for a purchase price of $45.0 million, and a contingent additional amount of up to $5.0 million based upon the earnings for the acquired business. Of the purchase price, $20.0 million was paid in cash and the balance in 1,037,772 shares of common stock of the Company. Based on the Company's current estimate, no additional future amount will be paid. The acquisition was accounted for using the purchase method of accounting. Goodwill resulting from the acquisition amounted to $32.7 million. This amount represents the excess of acquisition costs over the fair value of net assets acquired.


3.   Statutory Information

Accounting Principles: In December 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaces the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification of Statutory Accounting Principles provides guidance for areas where statutory accounting was previously silent and changed previous statutory accounting in some areas (e.g., deferred income taxes, electronic data processing equipment and software, and uncollected premiums). The Insurance Departments of Pennsylvania and Florida adopted the Codification guidance, effective January 1, 2001. The effect of adoption of the Codification of Statutory Accounting Principles, recorded as a direct increase to the Company's combined statutory unassigned surplus of it's subsidiaries, was $15.7 million.

GAAP differs in certain respects from SAP prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania and/or the State of Florida. The principal differences between SAP and GAAP are as follows:

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

- Under SAP, net deferred income tax assets are admitted following the application of certain criteria, with the resulting admitted deferred tax amount being credited directly to policyholder surplus.

- Under SAP, premiums receivable are considered nonadmitted if determined to be uncollected based upon aging criteria as defined in SAP.

Financial Information: The statutory capital and surplus of the Insurance Subsidiaries as of December 31, 2001 and 2000 was $281.0 million and $193.3 million, respectively. Statutory net income for the years ended December 31, 2001, 2000 and 1999 was $28.3 million, $26.2 million, and $19.2 million, respectively. Capital contributions for the years ended December 31, 2001 and 2000 were $73.0 and $0 million, respectively.

Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which the Insurance Subsidiaries may pay to Philadelphia Insurance during 2002 without prior approval is $27.4 million. Dividends paid for the years ended December 31, 2001 and 2000 were $16.8 and $0 million, respectively.

Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department, and ultimately, rehabilitation or liquidation. Based on the standards, the Insurance Subsidiaries capital and surplus at December 31, 2001 is in excess of the prescribed risk-based capital requirements.


4.   Investments

The Company invests primarily in investment grade fixed maturities which possessed an average quality rating of AA at December 31, 2001. The cost, gross unrealized gains and losses and estimated market value of investments as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                         Gross             Gross            Estimated
                                                                      Unrealized        Unrealized            Market
                                                    Cost (1)             Gains            Losses            Value (2)
                                                    --------          ----------        ----------          ---------
December 31, 2001
Fixed Maturities:
Available for Sale
  U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                        $ 21,024            $   670            $   --            $ 21,694
  Obligations of States and
   Political Subdivisions                            104,628              2,006               450             106,184
  Corporate and Bank Debt Securities                 157,657              4,212             1,543             160,326
  Collateralized Mortgage Securities                  70,362                831               320              70,873
  Asset Backed Securities                            272,655              2,988             2,304             273,339
---------------------------------------------------------------------------------------------------------------------
  Total Fixed Maturities
   Available for Sale                                626,326             10,707             4,617             632,416
---------------------------------------------------------------------------------------------------------------------
Equity Securities                                     34,065              7,239               312              40,992
---------------------------------------------------------------------------------------------------------------------
Total Investments                                   $660,391            $17,946            $4,929            $673,408
=====================================================================================================================
December 31, 2000
Fixed Maturities:
Available for Sale
  U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                        $ 21,719            $   160            $    4            $ 21,875
  Obligations of States and
   Political Subdivisions                             82,596              4,035                18              86,613
  Corporate and Bank Debt Securities                 115,684              1,784             1,955             115,513
  Collateralized Mortgage Securities                  65,637              1,452               269              66,820
  Asset Backed Securities                            106,803              1,614             4,505             103,912
---------------------------------------------------------------------------------------------------------------------
  Total Fixed Maturities
  Available for Sale                                 392,439              9,045             6,751             394,733
---------------------------------------------------------------------------------------------------------------------
Equity Securities                                     24,087             18,761               295              42,553
---------------------------------------------------------------------------------------------------------------------
Total Investments                                   $416,526            $27,806            $7,046            $437,286
=====================================================================================================================

(1) Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts.
(2)  Estimated market values have been based on quoted market prices.

The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders' equity at December 31, 2001.

The cost and estimated market value of fixed maturity securities at December 31, 2001, by remaining contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Estimated
                                                                              Market
                                                            Cost (1)         Value (2)
                                                            --------         ---------
Due in One Year or Less                                     $ 26,096         $ 26,703
Due After One Year Through Five Years                        125,719          127,916
Due After Five Years through Ten Years                        48,799           50,107
Due After Ten Years                                           82,695           83,478
Collateralized Mortgage and Asset Backed Securities          343,017          344,212
-------------------------------------------------------------------------------------
                                                            $626,326         $632,416
=====================================================================================

(1) Original cost adjusted for amortization of premiums and accretion of discounts.
(2)  Estimated market values have been based on quoted market prices.

The sources of net investment income for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

                                    2001              2000              1999
                                  --------          --------          --------
Fixed Maturities                   $30,962           $23,396           $18,210
Equity Securities                    1,343             1,414             1,169
Cash and Cash Equivalents            1,908             1,961             2,111
------------------------------------------------------------------------------
Total Investment Income             34,213            26,771            21,490
Investment Expense                  (1,787)             (968)             (795)
------------------------------------------------------------------------------
Net Investment Income              $32,426           $25,803           $20,695
==============================================================================

There are no material investments in fixed maturity securities that were non-income producing during the years ended December 31, 2001, 2000, and 1999. Investment expense includes $107,000, $182,000, and $212,000, in investment management fees paid to a director of the Company in 2001, 2000, and 1999, respectively. These transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other investment advisors.

Realized pre-tax gains (losses) on the sale of investments for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

                                2001             2000             1999
                              -------          -------          -------
Fixed Maturities
  Gross Realized Gains        $ 5,023          $   242          $   285
  Gross Realized Losses        (9,979)          (3,607)          (1,079)
-----------------------------------------------------------------------
Net Loss                       (4,956)          (3,365)            (794)
-----------------------------------------------------------------------
Equity Securities
  Gross Realized Gains         10,259           18,685            9,300
  Gross Realized Losses        (1,946)          (3,602)          (2,806)
-----------------------------------------------------------------------
Net Gain                        8,313           15,083            6,494
-----------------------------------------------------------------------
  Total Net Realized
  Investment Gain             $ 3,357          $11,718          $ 5,700
=======================================================================


5.   Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. At December 31, 2001 and 2000, the carrying value of the securities on deposit totaled $13.5 million and $12.5 million, respectively.

Additionally, the Insurance Subsidiaries have investments, principally asset backed securities, which collateralize the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 9. The carrying value of these investments was $33.9 million and $0 million as of December 31, 2001 and 2000, respectively.

6.   Trust Accounts

The Company maintains investments in trust accounts under reinsurance agreements with unrelated insurance companies. These investments collateralize the Company's obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income, resulting from investment of these assets are distributed to the Company on a monthly basis. At December 31, 2001 and 2000 the carrying value of these trust fund investments were $11.9 million and $10.9 million, respectively.

The Company's share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.


7.   Property and Equipment

The following table summarizes property and equipment at December 31, 2001 and 2000 (dollars in thousands):

                                                  December 31,
                                            --------------------------        Estimated Useful
                                              2001              2000            Lives (Years)
                                            --------          --------        ----------------
Furniture, Fixtures and Automobiles         $  3,854          $  3,351                  5
Software, Computer Hardware and
 Telephone Equipment                          14,897            13,767                3-7
Land and Building                              3,585             3,580                 40
Leasehold Improvements                         1,489             1,489              10-12
----------------------------------------------------------------------
                                              23,825            22,187
Accumulated Depreciation and
 Amortization                                (13,743)          (11,711)
----------------------------------------------------------------------
Property and Equipment                      $ 10,082          $ 10,476
======================================================================

Included in property and equipment are costs incurred in developing or purchasing information systems technology of $6.3 million and $5.4 million in 2001 and 2000, respectively. Amortization of these costs was $0.8 million, $0.6 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Depreciation expense, excluding amortization of capitalized information systems technology costs, was $1.4 million, $1.4 million and $1.5 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

The carrying value of property and equipment is reviewed for recoverability based on an evaluation of the estimated useful life of such assets.


8.   Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for Unpaid Loss and Loss Adjustment Expenses is summarized as follows (in thousands):

                                              2001             2000             1999
                                            --------         --------         --------
Balance at January 1, (1)                   $237,494         $188,063         $154,473
  Less Reinsurance Recoverables (2)           42,030           26,710           17,268
                                            --------         --------         --------
  Net Balance at January 1, (3)              195,464          161,353          137,205
                                            --------         --------         --------
Incurred related to:
  Current Year                               166,220          128,761           99,663
  Prior Years                                 13,435            2,543             (253)
                                            --------         --------         --------
Total Incurred                               179,655          131,304           99,410
                                            --------         --------         --------
Paid related to:
  Current Year                                54,228           36,271           31,493
  Prior Years                                 70,757           60,922           43,769
                                            --------         --------         --------
Total Paid                                   124,985           97,193           75,262
                                            --------         --------         --------
Net Balance at December 31,                  250,134          195,464          161,353
  Plus Reinsurance Recoverables               52,599           42,030           26,710
                                            --------         --------         --------
Balance at December 31,                     $302,733         $237,494         $188,063
                                            ========         ========         ========

(1) 1999 Adjusted to include $3,323 gross unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

(2) 1999 Adjusted to include $1,148 reinsurance recoverables for Mobile USA Insurance Company as of acquisition date.

(3) 1999 Adjusted to include $2,175 net unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

As a result of changes in estimates of insured events in prior years, the Company increased losses and loss adjustment expenses incurred by $13.4 million in 2001. Such development was primarily due to losses emerging at a higher rate on automobile leases expiring in 2001 on residual value policies underwritten in prior years than had been originally anticipated when the initial reserves were estimated.


9.   Loans Payable

The Company had aggregate borrowings of $31.3 million and $0 million as of December 31, 2001 and 2000, respectively, from the Federal Home Loan Bank of Pittsburgh. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings were invested in asset backed securities and collateralized mortgage obligations to achieve a positive spread between the rate of interest on these securities and the borrowing rates. The weighted-average interest rate on borrowings outstanding as of December 31, 2001 was 2.07%.

In November 2000 the Company, pursuant to a Board of Directors authorization, entered into an unsecured revolving credit facility for aggregate borrowings of up to $22.0 million at any one time outstanding with a maturity date of 364 days after closing. During 2000, $22.0 million of the facility was utilized by the Company to pay a withholding tax liability as a result of the CEO electing to have shares otherwise issuable withheld in satisfaction of the minimum withholding tax attributable to the exercise of stock options. Borrowings under the facility bore interest at adjusted LIBOR and unused commitments under the facility were subject to a fee of 20 basis points per annum. Interest expense amounted to $0.1 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively. During the first quarter 2001 the Company repaid all aggregate borrowings and cancelled the commitment under this revolving credit facility.


10.  Income Taxes

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2001 and 2000 are as follows (in thousands):


                                                                              December 31,
                                                                         -----------------------
                                                                          2001            2000
                                                                         -------         -------
Assets:
  Loss Reserve Discounting                                               $12,308         $10,252
  Excess of Tax Over Financial Reporting Earned Premium                   11,492           8,821
  Excess of Financial Reporting Over Tax Net Realized Investment           2,029              --
   Losses
  Deferred Compensation                                                       97             777
  Other Assets                                                               399             515
------------------------------------------------------------------------------------------------
Total Assets                                                              26,325          20,365
================================================================================================

Liabilities:
  Deferred Acquisition Costs                                              14,534          11,663
  Unrealized Appreciation of Securities                                    4,556           7,266
  Property and Equipment Basis                                               548             470
  Other Liabilities                                                          491              57
------------------------------------------------------------------------------------------------
Total Liabilities                                                         20,129          19,456
------------------------------------------------------------------------------------------------
Net Deferred Income Tax Asset                                            $ 6,196         $   909
================================================================================================

The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

                                                                  Amount of Tax    Percent
                                                                  -------------    -------
For the year ended December 31, 2001:
  Federal Tax at Statutory Rate                                      $16,169           35
  Nontaxable Municipal Bond Interest and Dividends Received           (1,456)          (3)
   Exclusion
  Nondeductible Goodwill Amortization                                    523            1
  Other, Net                                                             403            1
-----------------------------------------------------------------------------------------
Income Tax Expense                                                   $15,639           34%
=========================================================================================

For the year ended December 31, 2000:
  Federal Tax at Statutory Rate                                      $15,929           35%
  Nontaxable Municipal Bond Interest and Dividends Received
   Exclusion                                                          (1,884)          (4)
  Nondeductible Goodwill Amortization                                    522            1
  Other, Net                                                             175           --
-----------------------------------------------------------------------------------------
Income Tax Expense                                                   $14,742           32%
=========================================================================================

For the year ended December 31, 1999:
  Federal Tax at Statutory Rate                                      $ 9,326           35%
  Nontaxable Municipal Bond Interest and Dividends Received
   Exclusion                                                          (1,931)          (7)
  Nondeductible Goodwill Amortization                                    292            1
  Other, Net                                                             115           --
-----------------------------------------------------------------------------------------
Income Tax Expense                                                   $ 7,802           29%
=========================================================================================

Income taxes recoverable amounted to $13.3 million at December 31, 2000. Of such amount, $8.6 million of prior year tax payments were received during January 2001. The remaining recoverable amount was applied to 2001.

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


11.  Minority Interest in Consolidated Subsidiaries

During 1998, the Company issued 10.350 million FELINE PRIDESSM at $10.00 per security and PCHC Financing I, the Company's business trust subsidiary, issued 1,000,000 7.0% Trust Originated Preferred Securities with a stated liquidation amount per trust preferred security equal to $10.00. The 10.350 million FELINE PRIDESSM consisted of 9.350 million units referred to as Income Prides and 1.000 million units referred to as Growth Prides. Each Income Prides consisted of a unit comprised of (a) a purchase contract under which the holder purchased a number of shares of Philadelphia Consolidated Holding Corp. common stock on May 16, 2001 (equal to .3858 shares per FELINE PRIDESSM) under the terms specified in the stock purchase contract and (b) beneficial ownership of a 7.0% Trust Originated Preferred Security issued by PCHC Financing I and representing an undivided beneficial ownership in the assets of PCHC Financing I. Each holder received aggregate cumulative cash distributions at the annual rate of 7.00% of the $10.00 stated amount for the security, payable quarterly in arrears. Each Growth Prides consisted of a unit with a face amount of $10.00 comprised of (a) a purchase contract under which (i) the holder purchased a number of shares of Philadelphia Consolidated Holding Corp. common stock on May 16, 2001 (equal to ..3858 shares per FELINE PRIDESSM) under the terms specified in the stock purchase contract and (ii) the Company paid the holder contract adjustment payments at the rate of .50% of the stated amount per annum and (b) a 1/100 undivided beneficial ownership interest in a treasury security having a principal amount at maturity equal to $1,000 and maturing on May 15, 2001.

On May 16, 2001, the Company issued 4.0 million common shares to satisfy the stock purchase contract obligation from the Company's 1998 FELINE PRIDESSM offering. The issuance of such shares resulted in a $98.9 million increase in Shareholders' Equity and a corresponding decrease in the Minority Interest In Consolidated Subsidiaries balance.


12.  Shareholders' Equity

Basic and diluted earnings per share are calculated as follows (dollars and share data in thousands, except per share data):

                                                                   As of and For the Years Ended December 31,
                                                                 ---------------------------------------------
                                                                  2001                2000              1999
                                                                 -------             -------           -------
Weighted-Average Common Shares Outstanding                        16,529              12,178            12,501
Weighted-Average Share Equivalents Outstanding                       656               2,412             2,615
                                                                 -------             -------           -------
Weighted-Average Shares and Share Equivalents outstanding         17,185              14,590            15,116
                                                                 =======             =======           =======

Net Income                                                       $30,559             $30,770           $18,843
                                                                 =======             =======           =======
Basic Earnings Per Share                                         $  1.85             $  2.53           $  1.51
                                                                 =======             =======           =======
Diluted Earnings Per Share                                       $  1.78             $  2.11           $  1.25
                                                                 =======             =======           =======

During the fourth quarter of 2001, the Company closed on its public offering of an aggregate of 3.6 million shares of its common stock. Proceeds from the offering amounted to $114.5 million (after underwriting and associated costs). The Company contributed $70.0 million of the net proceeds to its subsidiaries in 2001, of which $60.0 million was contributed to the Insurance Subsidiaries. The remaining proceeds are presently being held for general corporate purposes.

Under the Company's stock option plan, stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options are primarily exercisable after the expiration of five years following the grant date. Under this plan, the Company has reserved 2,475,000 shares of common stock for issuance pursuant to options granted under the plan.

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

The following is a summary of the Company's option activity, including weighted-average option information:


                                                     2001                             2000                          1999
                                          ----------------------------   ---------------------------     ---------------------------
                                                          Exercise                      Exercise                        Exercise
                                                            Price                         Price                           Price
                                           Options      Per Option (1)    Options     Per Option (1)      Options     Per Option (1)
                                          ---------     --------------   ----------   --------------     ---------    --------------
Outstanding at beginning of
 year                                     1,330,075         $12.68        3,835,917       $ 5.55         3,637,167        $ 4.85
Granted                                     572,500         $27.09          272,500       $18.32           257,500        $15.87
Exercised                                  (392,000)        $ 8.09       (2,640,842)      $ 2.61           (46,250)       $ 4.40
Canceled                                    (57,500)        $19.68         (137,500)      $18.28           (12,500)       $20.43
                                          ---------                      ----------                      ---------
Outstanding at end of year                1,453,075         $19.32        1,330,075       $12.68         3,835,917        $ 5.55
                                          =========                      ==========                      =========

Exercisable at end of year                  296,950                          21,050                      2,661,892

Weighted-average fair
 value of options granted
 during the year                                            $10.99                        $ 7.75                          $ 6.76


                                              Exercise                       Exercisable
                               Outstanding      Price        Remaining           at          Exercise
                                   At            Per        Contractual       December         Price
Range of Exercise Prices        December     Option (1)   Life (Years) (1)    31, 2001          Per
                                31, 2001                                                    Option (1)
------------------------------------------------------------------------------------------------------
$2.61 to $9.31                    296,950       $8.65           4.2            296,950        $8.65
$13.88 to $19.75                  441,125      $16.02           7.4                  -            -
$20.50 to $27.00                  557,500      $25.01           8.8                  -            -
$27.63 to $34.63                  157,500      $29.93           9.6                  -            -
                                ---------                                       -------
                                1,453,075      $19.32                           296,950        $8.65
                                =========                                       =======

(1)  Weighted Average.

The Company has established the following non-qualified stock purchase plans:

Employee Stock Purchase Plan (the "Stock Purchase Plan"): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan as amended is 1,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 103,855 and 54,463 shares in 2001 and 2000, respectively. The weighted-average fair value of those purchase rights granted in 2001 and 2000 was $3.85 and $3.08, respectively.

Directors Stock Purchase Plan ("Directors Plan"): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 50,000. Non-employee Directors, during monthly offerings periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 1,709 and 2,207 shares in 2001 and 2000, respectively. The weighted-average fair value of those purchase rights granted in 2001 and 2000 was $4.56 and $2.64, respectively.

Preferred Agents Stock Purchase Plan ("Preferred Agents Plan"): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 200,000. Eligible Preferred Agents during designated offering periods may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Preferred Agents Plan, the Company issued 0 and

13,528 shares in 2001 and 2000, respectively. The weighted-average fair value of those purchase rights granted in 2000 was $2.48.

The following represents pro forma information as if the Company recorded compensation costs using the fair value of the issued compensation instruments (the results may not be indicative of the actual effect on net income in future years) (in thousands, except per average common share data):

                                                                2001            2000            1999
                                                              -------         -------         -------
Net Income As Reported                                        $30,559         $30,770         $18,843
Assumed Stock Compensation Cost                                 1,543             947             657
                                                              -------         -------         -------
Pro Forma Net Income                                          $29,016         $29,823         $18,186
                                                              =======         =======         =======
Diluted Earnings Per Average Common Share as Reported         $  1.78         $  2.11         $  1.25
                                                              =======         =======         =======
Pro Forma Diluted Earnings Per Average Common Share           $  1.69         $  2.04         $  1.20
                                                              =======         =======         =======

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

                                       2001          2000          1999
                                       ----          ----          ----
Expected Stock Volatility              32.0%         30.6%         31.6%
Risk-Free Interest Rate                 4.7%          6.2%          5.9%
Expected Option Life (Years)            6.0           6.0           6.0
Expected Dividends                      0.0%          0.0%          0.0%


13.  Stock Repurchase Authorization

On September 14, 2001, the Company's Board of Directors increased the authorization for the Company to repurchase up to a total of $55.0 million of its common stock. For the three year period ended December 31, 2001, the Company repurchased 1.6 million shares for approximately $24.9 million under this authorization.


14.  Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders.

The loss and loss adjustment expense reserves ceded under such arrangements were $52.6 million and $42.0 million at December 31, 2001 and 2000, respectively. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance reserves (excluding reserves ceded to voluntary and mandatory pool mechanisms) that are with companies rated "A" (Excellent) or better by A.M. Best Company is 97.0% and 99.2% as of December 31, 2001 and 2000, respectively. Additionally, approximately 3%, 4% and 4% of the Company's net written premiums for the years ended December 31, 2001, 2000, and 1999, respectively, were assumed from an unrelated reinsurance company.

The effect of reinsurance on premiums written and earned is as follows (in thousands):


                                              Written            Earned
                                              --------          --------
For the Year Ended December 31, 2001:
  Direct Business                             $464,491          $409,814
  Reinsurance Assumed                            9,074            11,249
  Reinsurance Ceded                            139,748           124,970
------------------------------------------------------------------------
Net Premiums                                  $333,817          $296,093
------------------------------------------------------------------------
Percentage Assumed of Net                                            3.8%
========================================================================

For the Year Ended December 31, 2000:
  Direct Business                             $350,603          $319,591
  Reinsurance Assumed                           11,256             8,747
  Reinsurance Ceded                             98,430           101,046
------------------------------------------------------------------------
Net Premiums                                  $263,429          $227,292
------------------------------------------------------------------------
Percentage Assumed of Net                                            3.8%
========================================================================

For the Year Ended December 31, 1999:
  Direct Business                             $271,312          $243,667
  Reinsurance Assumed                            6,767             4,339
  Reinsurance Ceded                             94,008            83,091
------------------------------------------------------------------------
Net Premiums                                  $184,071          $164,915
------------------------------------------------------------------------
Percentage Assumed of Net                                            2.6%
========================================================================


15.  Profit Sharing

The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 75% of the participant's pre-tax contribution, subject to a maximum of 6% of the participant's eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company's contribution upon completion of four years of service. The Company's total contributions to the plan were $0.6 million, $0.6 million and $0.3 million in 2001, 2000, and 1999, respectively.


16.  Commitments and Contingencies

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any pending or threatened legal or administrative proceedings, which management believes can reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

The Company currently leases office space to serve as its headquarters location and 36 field offices for its production underwriters. In addition, the Company leases certain computer equipment. Rental expense for these operating leases was $2.6 million, $2.2 million and $1.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.

At December 31, 2001 the Company has open commitments of $1.1 million under certain limited partnership agreements. The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 were as follows (in thousands):

Year Ending December 31:
------------------------
2002                                     $ 2,709
2003                                       1,968
2004                                       1,687
2005                                       1,660
2006 and Thereafter                        3,037
------------------------------------------------
Total Minimum Payments Required          $11,061
================================================

17.  Summary of Quarterly Financial Information - Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2001 and 2000 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):


                                                                                  Three Months Ended
                                                       ---------------------------------------------------------------------------
                                                        March 31,             June 30,          September 30,         December 31,
                                                          2001                  2001                2001                  2001
                                                       -----------           -----------        -------------        -------------
Net Earned Premiums                                    $    66,523           $    71,703         $    77,755          $    80,112
Net Investment Income                                  $     8,042           $     8,091         $     8,238          $     8,055
Net Realized Investment Gain                           $     2,299           $       318         $       488          $       252
Net Loss and Loss Adjustment Expenses                  $    39,152           $    42,866         $    50,640          $    46,997
Acquisition Costs and Other
 Underwriting Expenses                                 $    22,468           $    22,695         $    25,880          $    25,977

Minority Interest:
  Distributions on Company Obligated
   Mandatorily Redeemable Preferred
   Securities Of Subsidiary Trust                      $     1,811           $       938         $        --          $        --
Net Income                                             $     7,714           $     7,736         $     5,972          $     9,137

Basic Earnings Per Share                               $      0.57           $      0.50         $      0.34          $      0.48
Diluted Earnings Per Share                             $      0.54           $      0.48         $      0.32          $      0.46

Weighted-Average Common Shares
 Outstanding                                            13,477,940            15,587,962          17,808,317           19,147,755
Weighted-Average Share Equivalents
 Outstanding                                               701,604               692,256             704,534              684,796
                                                       -----------           -----------         -----------          -----------
Weighted-Average Shares and Share
 Equivalents Outstanding                                14,179,544            16,280,218          18,512,851           19,832,551
                                                       ===========           ===========         ===========          ===========

                                               March 31,           June 30,         September 30,        December 31,
                                                 2000                 2000               2000                2000
                                              -----------         -----------       -------------        ------------
Net Earned Premiums                           $    48,627         $    54,291        $    59,271          $    65,103
Net Investment Income                         $     6,264         $     5,832        $     6,030          $     7,677
Net Realized Investment Gain                  $        93         $       389        $     3,556          $     7,680
Net Loss and Loss Adjustment Expenses         $    28,240         $    31,973        $    33,970          $    37,121
Acquisition Costs and Other
 Underwriting Expenses                        $    16,719         $    17,317        $    19,532          $    21,486

Minority Interest:
  Distributions on Company Obligated
   Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust             $     1,811         $     1,812        $     1,811          $     1,811
Net Income                                    $     5,665         $     5,802        $     8,128          $    11,175

Basic Earnings Per Share                      $      0.46         $      0.48        $      0.69          $      0.90
Diluted Earnings Per Share                    $      0.38         $      0.39        $      0.56          $      0.78

Weighted-Average Common Shares
 Outstanding                                   12,327,797          12,122,135         11,825,698           12,437,348
Weighted-Average Share Equivalents
 Outstanding                                    2,496,325           2,581,779          2,603,161            1,838,712
                                              -----------         -----------        -----------          -----------
Weighted-Average Shares and Share
 Equivalents Outstanding                       14,824,122          14,703,914         14,428,859           14,276,060
                                              ===========         ===========        ===========          ===========

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

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                    Commercial      Specialty         Personal
                                                      Lines           Lines            Lines            Corporate           Total
                                                    ----------      ---------         --------          ---------         ----------
2001:
  Gross Written Premiums                             $315,948         $79,317         $ 78,300           $     --         $  473,565
                                                     -------------------------------------------------------------------------------
  Net Written Premiums                               $223,700         $69,772         $ 40,345           $     --         $  333,817
                                                     -------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                                $189,835         $68,156         $ 38,102           $     --         $  296,093
  Net Investment Income                                    --              --               --             32,426             32,426
  Net Realized Investment Gain                             --              --               --              3,357             3,357
  Other Income                                             --              --            2,964             (2,377)              587
                                                     -------------------------------------------------------------------------------
  Total Revenue                                       189,835          68,156           41,066             33,406            332,463
                                                     -------------------------------------------------------------------------------
Losses and Expenses:
   Net Loss and Loss Adjustment Expenses              117,429          42,840           19,386                 --            179,655
   Acquisition Costs and Other Underwriting
    Expenses                                               --              --               --             97,020             97,020
   Other Operating Expenses                                --              --            1,546              5,295              6,841
                                                     -------------------------------------------------------------------------------
   Total Losses and Expenses                          117,429          42,840           20,932            102,315            283,516
                                                     -------------------------------------------------------------------------------
Minority Interest:  Distributions on Company
 Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust                            --              --               --              2,749              2,749
                                                     -------------------------------------------------------------------------------
Income Before Income Taxes                             72,406          25,316           20,134            (71,658)            46,198
Total Income Tax Expense                                   --              --               --             15,639             15,639
                                                     -------------------------------------------------------------------------------
Net Income                                           $ 72,406         $25,316         $ 20,134           $(87,297)        $   30,559
                                                     ===============================================================================
Total Assets                                         $     --         $    --         $167,940           $849,782         $1,017,722
                                                     ===============================================================================
2000:
  Gross Written Premiums                             $239,446         $68,193         $ 54,233           $     --         $  361,872
                                                     -------------------------------------------------------------------------------
  Net Written Premiums                               $163,430         $67,860         $ 32,139           $     --         $  263,429
                                                     -------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                                $142,250         $56,884         $ 28,158           $     --         $  227,292
  Net Investment Income                                    --              --               --             25,803             25,803
  Net Realized Investment Gain                             --              --               --             11,718             11,718
  Other Income                                             --              --           11,720             (2,739)             8,981
                                                     -------------------------------------------------------------------------------
  Total Revenue                                       142,250          56,884           39,878             34,782            273,794
                                                     -------------------------------------------------------------------------------
Losses and Expenses:
   Net Loss and Loss Adjustment Expenses               85,677          32,448           13,179                 --            131,304
   Acquisition Costs and Other Underwriting
    Expenses                                               --              --               --             75,054             75,054
   Other Operating Expenses                                --              --           10,227              4,452             14,679
                                                     -------------------------------------------------------------------------------
   Total Losses and Expenses                           85,677          32,448           23,406             79,506            221,037
                                                     -------------------------------------------------------------------------------
Minority Interest:  Distributions on Company
 Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust                            --              --               --              7,245              7,245
                                                     -------------------------------------------------------------------------------
Income Before Income Taxes                             56,573          24,436           16,472            (51,969)            45,512
Total Income Tax Expense                                   --              --               --             14,742             14,742
                                                     -------------------------------------------------------------------------------
Net Income                                           $ 56,573         $24,436         $ 16,472           $(66,711)        $   30,770
                                                     ===============================================================================
Total Assets                                         $     --         $    --         $154,874           $575,590         $  730,464
                                                     ===============================================================================
1999:
  Gross Written Premiums                             $200,972         $48,532         $ 25,414           $     --         $  274,918
                                                     -------------------------------------------------------------------------------
  Net Written Premiums                               $129,078         $40,936         $ 14,057           $     --         $  184,071
                                                     -------------------------------------------------------------------------------
Revenue:
  Net Earned Premiums                                $118,623         $33,433         $ 12,859           $     --         $  164,915
  Net Investment Income                                    --              --               --             20,695             20,695
  Net Realized Investment Gain                             --              --               --              5,700              5,700
  Other Income                                             --              --            5,843             (1,121)             4,722
                                                     -------------------------------------------------------------------------------
  Total Revenue                                       118,623          33,433           18,702             25,274            196,032
                                                     -------------------------------------------------------------------------------
Losses and Expenses:
   Net Loss and Loss Adjustment Expenses               72,286          17,873            9,251                 --             99,410
   Acquisition Costs and Other Underwriting
    Expenses                                               --              --               --             53,793             53,793
   Other Operating Expenses                                --              --            5,938              3,001              8,939
                                                     -------------------------------------------------------------------------------
   Total Losses and Expenses                           72,286          17,873           15,189             56,794            162,142
                                                     -------------------------------------------------------------------------------
Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                           --              --               --              7,245              7,245
                                                     -------------------------------------------------------------------------------
Income Before Income Taxes                             46,337          15,560            3,513            (38,765)            26,645
Total Income Tax Expense                                   --              --               --              7,802              7,802
                                                     -------------------------------------------------------------------------------
Net Income                                           $ 46,337         $15,560         $  3,513           $(46,567)        $   18,843
                                                     ===============================================================================
Total Assets                                         $     --         $    --         $ 98,503           $500,548         $  599,051
                                                     ===============================================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.


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


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Proxy Statement under the caption "Additional Information Regarding the Board".


                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K


(a) Financial Statements and Exhibits

     1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 29 are filed as part of this Report.

     2. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Exhibit No.             Description
-----------             -----------
3.1       *             Articles of Incorporation of Philadelphia Insurance, as amended to date.
3.1.1     *             Amendment to Articles of Incorporation of Philadelphia Insurance.
3.2       *             By-laws of Philadelphia Insurance, as amended to date.
10.1      *(1)          Amended and Restated Key Employees' Stock Option Plan.
10.1.1    ********(1)   Amended and Restated Key Employees' Stock Option Plan.
10.2      *(1)          Key Employees' Stock Bonus Plan.
10.2.1    *(1)          Excerpt of Board of Directors and Shareholders Resolution amending Key Employees' Stock
                        Bonus Plan.
10.6      *             Casualty Excess of Loss Reinsurance Agreement No. 14P-106,401,402, effective January 1, 1990, with Swiss
                        Re, as amended to date.
10.7      *             Property Quota Share Reinsurance Agreement No. 14P-202, effective December 9, 1989, with Swiss Re, as amended to date.

Exhibit No.              Description
-----------              -----------
10.8      *              Casualty Quota Share Reinsurance Agreement No. 14P-201, effective January 1, 1989, with Swiss Re, as amended to date.
10.9      *              Retrocession Contract No. 80101, effective October 1, 1990, with Swiss Re, as amended to date, together with related Casualty Quota Share Reinsurance Agreement No. X21-201, as amended to date.
10.10     *              Retrocession Contract No. 81100/81101, effective October 1, 1990, with Swiss Re, as amended to date, together with related Property Quota Share Reinsurance Agreement No. DP2AB, effective October 1, 1990, as amended to date.
10.11     *              Retrocession Contract No. 80100/80103, effective October 1, 1990, with Swiss Re, as amended to date, together with related Casualty Quota Share Reinsurance Agreement No. DC2ABC, effective October 1, 1990, as amended to date.
10.12     *              Agreement of Reinsurance no. B367, dated June 11, 1991, with General Reinsurance Corporation, as amended to date.
10.13     *              Agreement of Reinsurance No. A271, dated July 2, 1993, with General Reinsurance Corporation.
10.14     *              General Agency Agreement, effective December 1, 1987, between MIA and Providence Washington Insurance
                         Company, as amended to date, together with related Quota Share Reinsurance Agreements, as amended to date.
10.15     *              E & O Insurance Policy effective July 20, 1993.
10.15.1   *******        E & O Insurance Policy effective July 20, 1996.
10.15.2   *********      E & O Insurance Policy effective July 20, 1997.
10.16     *              Minutes of the Board of Directors Meeting dated October 20, 1992, and excerpts from the Minutes of the
                         Board of Directors Meeting dated November 16, 1992.
10.17     *(1)           Letter dated July 9, 1993 from James J. Maguire, confirming verbal agreements concerning options.
10.18     *(1)           James J. Maguire Stock Option Agreements.
10.18.1   ***(1)         Amendment to James J. Maguire Stock Option Agreements.
10.19     *(1)           Wheelways Salary Savings Plus Plan Summary Plan Description.
10.20     *              Key Man Life Insurance Policies on James J. Maguire
10.21     *              Reinsurance Pooling Agreement dated August 14, 1992, between PIIC and PIC.
10.22     *              Tax Sharing Agreement, dated July 16, 1987, between Philadelphia Insurance and PIC, as amended to date.
10.23     *              Tax Sharing Agreement, dated November 1, 1986, between Philadelphia Insurance and PIIC, as amended to date.
10.24     *(1)           Management Agreement dated May 20, 1991, between PIIC and MIA, as amended to date.
10.24.1   *******(1)     Management Agreement dated May 20, 1991, between PIIC and MIA, as amended September 25, 1996.
10.25     *(1)           Management Agreement dated October 23, 1991, between PIC and MIA, as amended to date.
10.25.1   *******(1)     Management Agreement dated October 23, 1991, between PIC and MIA, as amended September 25, 1996.
10.26     *              General Mutual Release and Settlement of All Claims dated July 2, 1993, with the Liquidator of Integrity
                         Insurance Company.
10.27     *              Settlement Agreement and General Release with Robert J. Wilkin, Jr., dated August 18, 1993.
10.28     **             Lease tracking portfolio assignment agreement.
10.29     ****(1)        James J. Maguire Split Dollar Life Insurance Agreement, Collateral Assignment and Joint and Last Survivor
                         Flexible Premium Adjustable Life Insurance Policy Survivorship Life.
10.30     *****          Allenbrook Software License Agreement, dated September 26, 1995.
10.31     *****          Sublease Agreement dated August 24, 1995 with CoreStates Bank, N.A.
10.32     *****          Lease Agreement dated August 30, 1995 with The Prudential Insurance Company of America.
10.33     ******(1)      Employee Stock Purchase Plan.
10.34     ******(1)      Cash Bonus Plan.
10.35     ******(1)      Executive Deferred Compensation Plan.
10.36     ********(1)    Directors Stock Purchase Plan
10.37     *********      Lease Agreement dated May 8, 1997 with Bala Plaza, Inc.
10.38     *********      Casualty Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Property Per Risk
                         Excess of Loss Reinsurance Agreement effective January 1, 1997 and Property Facultative Excess of Loss
                         Automatic  Reinsurance Agreement effective January 1, 1997.

Exhibit No.              Description
-----------              -----------
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


(b)  Reports on Form 8-K:

     The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 2001

                    Date of Report                 Item Reported
                    October 19, 2001               Supplemental financial data for the three and
                                                   nine months ended September 30, 2001 and 2000

                    November 2, 2001               Press Release - Philadelphia Consolidated Holding
                                                   Corp. announces proposed public offering

                    November 20, 2001              Purchase Agreement by and among Philadelphia
                                                   Consolidated Holding Corp., James J. Maguire and
                                                   Merrill Lynch & Co., Merrill Lynch, Pierce,
                                                   Fenner & Smith Incorporated and Bank of America
                                                   Securities LLC

                                                   Press Release - Philadelphia Consolidated Holding
                                                   Corp. announces pricing of public offering of
                                                   4,000,000 shares

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Philadelphia Consolidated Holding Corp.


                                         By: /s/ James J. Maguire
                                         ---------------------------------------
                                         James J. Maguire
                                         Chairman of the Board of Directors
                                          And Chief Executive Officer
                                         March 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                   Signature                              Title                                       Date
                   ---------                              -----                                       ----
                                                                                                 March 25, 2002
             /s/ James J. Maguire                Chairman of the Board of
           ---------------------------       Directors and Chief Executive
               James J. Maguire             Officer (Principal Executive Officer)




              /s/ Craig P. Keller            Senior Vice President, Secretary,                   March 25, 2002
           ---------------------------    Treasurer, and Chief Financial Officer
                Craig P. Keller                  (Principal Financial and
                                                   Accounting Officer)



           /s/ James J. Maguire, Jr.              President & COO, Director                      March 25, 2002
           ---------------------------
             James J. Maguire, Jr.



              /s/ Sean S. Sweeney           Executive Vice President, Director                   March 25, 2002
          ----------------------------
                Sean S. Sweeney



           /s/ Elizabeth H. Gemmill                      Director                                March 25, 2002
           ---------------------------
             Elizabeth H. Gemmill



          /s/ William J. Henrich, Jr.                    Director                                March 25, 2002
          ----------------------------
            William J. Henrich, Jr.



            /s/ Paul R. Hertel, Jr.                      Director                                March 25, 2002
           ---------------------------
              Paul R. Hertel, Jr.



             /s/ Thomas J. McHugh                        Director                                March 25, 2002
           ---------------------------
               Thomas J. McHugh



             /s/ Michael J. Morris                       Director                                March 25, 2002
           ---------------------------
               Michael J. Morris



              /s/ Dirk A. Stuurop                        Director                                March 25, 2002
           ---------------------------
                Dirk A. Stuurop



           /s/ J. Eustace Wolfington                     Director                                March 25, 2002
           ---------------------------
             J. Eustace Wolfington



               /s/ James L. Zech                         Director                                March 25, 2002
           ---------------------------
                 James L. Zech


            Philadelphia Consolidated Holding Corp. and Subsidiaries
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                             As of December 31, 2001
                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------
COLUMN A                                                COLUMN B     COLUMN C        COLUMN D
                                                                    Estimated    Amount at which
                                                                      Market       shown in the
Type of Investment                                        Cost *      Value        Balance Sheet
------------------------------------------------------------------------------------------------
Fixed Maturities:
Bonds:
  United States Government and Government
  Agencies and Authorities                              $ 21,024     $ 21,694        $ 21,694
  States, Municipalities and Political Subdivisions      104,628      106,184         106,184
  Public Utilities                                        20,564       20,652          20,652
  All Other Corporate Bonds                              476,052      479,759         479,759
Redeemable Preferred Stock                                 4,058        4,127           4,127
                                                        --------     --------        --------
     Total Fixed Maturities                              626,326      632,416         632,416
                                                        --------     --------        --------
Equity Securities:
Common Stocks:
  Banks, Trust and Insurance Companies                     3,792        5,411           5,411
  Industrial, Miscellaneous and all other                 30,273       35,581          35,581
                                                        --------     --------        --------
     Total Equity Securities                              34,065       40,992          40,992
                                                        --------     --------        --------
     Total Investments                                  $660,391     $673,408        $673,408
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

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                                   Schedule II
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                                 Balance Sheets
                        (In Thousands, Except Share Data)


                                                                       As of December 31,
                                                                    -----------------------
                                                                      2001           2000
                                                                    --------       --------
                         ASSETS

Cash and Cash Equivalents                                           $     --       $    246
Equity in and Advances to Unconsolidated Subsidiaries (a)            428,578        301,847
Income Taxes Recoverable from affiliates                                 689          2,320
Other Assets                                                               1              4
                                                                    --------       --------
     Total Assets                                                   $429,268       $304,417
                                                                    ========       ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Loans Payable                                                       $     --       $ 22,000
Other Liabilities                                                        576          1,187
                                                                    --------       --------
     Total Liabilities                                                   576         23,187
                                                                    --------       --------
Minority Interest in Consolidated Subsidiaries:
  Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Debentures of Company               --         98,905
                                                                    --------       --------
Commitments and Contingencies

Shareholders' Equity
  Preferred Stock, $.01 Par Value, 10,000,000 Shares
   Authorized, None Issued and Outstanding                                --             --
  Common Stock, No Par Value, 50,000,000 Shares
   Authorized, 21,509,723 Shares Issued and Outstanding, and
   13,431,408 Shares Issued                                          268,509         46,582
  Notes Receivable from Shareholders                                  (3,373)        (2,287)
  Accumulated Other Comprehensive Income                               8,461         13,494
  Retained Earnings                                                  155,095        124,536
                                                                    --------       --------
                                                                     428,692        182,325
                                                                    --------       --------
     Total Liabilities and Shareholders' Equity                     $429,268       $304,417
                                                                    ========       ========

(a)  This has been eliminated in the Company's Consolidated Financial
     Statements.

 See Notes to Consolidated Financial Statements included in Item 8, pages 35-50.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Operations
                                 (In Thousands)

                                                                       For the Years Ended December 31,
                                                                      -----------------------------------
                                                                       2001          2000          1999
                                                                      -------       -------      --------
Revenue:
  Dividends from Subsidiaries (a)                                     $21,074       $20,122      $ 65,356
                                                                      -------       -------      --------
     Total Revenue                                                     21,074        20,122        65,356
                                                                      -------       -------      --------
Other Expenses                                                          1,248         1,077           684
                                                                      -------       -------      --------
     Total Expenses                                                     1,248         1,077           684
                                                                      -------       -------      --------
Minority Interest:  Distributions on Company
 Mandatorily Redeemable Preferred Securities of Subsidiary Trust        2,749         7,245         7,245
                                                                      -------       -------      --------
Income, Before Income Taxes and Equity in Earnings of
 Unconsolidated Subsidiaries                                           17,077        11,800        57,427
Income Tax Benefit                                                     (1,399)       (2,913)       (2,775)
                                                                      -------       -------      --------
Income, Before Equity in Earnings of Unconsolidated
 Subsidiaries                                                          18,476        14,713        60,202
Equity in Earnings of Unconsolidated Subsidiaries                      12,083        16,057       (41,359)
                                                                      -------       -------      --------
  Net Income                                                          $30,559       $30,770      $ 18,843
                                                                      =======       =======      ========

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

 See Notes to Consolidated Financial Statements included in Item 8, pages 35-50.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Cash Flows
                                 (In Thousands)


                                                                                 For the Years Ended December 31,
                                                                              -------------------------------------
                                                                                2001           2000          1999
                                                                              ---------      --------      --------
Cash Flows From Operating Activities:
  Net Income                                                                  $  30,559      $ 30,770      $ 18,843
  Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
    Equity in Earnings of Unconsolidated Subsidiaries                           (12,083)      (16,057)       41,359
    Change in Other Liabilities                                                    (611)           46           (37)
    Change in Other Assets                                                            3            (1)           11
    Change in Income Taxes Recoverable                                          (20,911)          455        (3,450)
    Tax Benefit from Exercise of Employee Stock Options                          25,799           145           255
                                                                              ---------      --------      --------
      Net Cash Provided by Operating Activities                                  22,756        15,358        56,981
                                                                              ---------      --------      --------

Cash Flows Used by Investing Activities:
  Payment for Acquisition                                                            --            --       (25,676)
  Net Transfers to Subsidiaries (a)                                            (119,679)      (27,080)      (20,023)
                                                                              ---------      --------      --------
      Net Cash Used by Investing Activities                                    (119,679)      (27,080)      (45,699)
                                                                              ---------      --------      --------

Cash Flows From Financing Activities:
  Net Proceeds From Public Offering of Common Stock                             114,518            --            --
  Proceeds from Loans Payable                                                        --        22,000            --
  Repayments on Loans Payable                                                   (22,000)           --            --
  Proceeds from Exercise of Employee Stock Options                                3,041         1,853           203
  Proceeds from Collection of Notes Receivable                                    1,072           633           619
  Proceeds from Shares Pursuant to Stock Purchase Plans                              46           188            27
  Cost of Common Stock Repurchased                                                   --       (12,691)      (12,081)
                                                                              ---------      --------      --------
      Net Cash Provided (Used) by Financing Activities                           96,677        11,983       (11,232)
                                                                              ---------      --------      --------

Net Increase (Decrease) in Cash and Equivalents                                    (246)          261            50
Cash and Cash Equivalents at Beginning of Year                                      246           (15)          (65)
                                                                              ---------      --------      --------
Cash and Cash Equivalents at End of Year                                      $      --      $    246      $    (15)
                                                                              =========      ========      ========

Cash Dividends Received From Unconsolidated Subsidiaries                      $  21,074      $ 20,122      $ 65,356
                                                                              =========      ========      ========
Non-Cash Transactions:
  Acceptance of Mature Shares for Exercise Cost of Employee Stock Options     $      --      $  6,811      $     --
  Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange
   for Notes Receivable                                                       $   2,158      $    414      $  1,445

Acquisitions:
  Fair Value Of Assets Acquired                                               $      --      $     --      $ 77,310
  Cash Paid                                                                          --            --       (25,676)
  Common Stock Issued                                                                --            --       (25,000)
                                                                              ---------      --------      --------
  Liabilities Assumed                                                         $      --      $     --      $ 26,634
                                                                              =========      ========      ========

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

 See Notes to Consolidated Financial Statements included in Item 8, pages 35-50.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
               Schedule III - Supplementary Insurance Information
          As of and For the Year Ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

COLUMN A                COLUMN B         COLUMN C         COLUMN D     COLUMN E       COLUMN F

                                       Future Policy
                                          Benefits,                  Other Policy
                     Deferred Policy   Losses, Claims                 Claims and
                       Acquisition        and Loss        Unearned     Benefits        Premium
Segment                   Costs           Expenses        Premiums     Payable         Revenue
-------              ---------------   --------------     --------   ------------     --------
2001:
  Commercial Lines       $    --          $212,134        $124,522                    $189,835
  Specialty Lines             --            82,735          39,725                      68,156
  Personal Lines              --             7,864          33,592                      38,102
  Corporate               41,526                --              --                          --
                         -------          --------        --------                    --------
Total                    $41,526          $302,733        $197,839                    $296,093
                         =======          ========        ========                    ========

2000:
  Commercial Lines       $    --          $161,801        $ 84,418                    $142,250
  Specialty Lines             --            67,260          35,549                      56,884
  Personal Lines              --             8,433          25,517                      28,158
  Corporate               33,324                --              --                          --
                         -------          --------        --------                    --------
Total                    $33,324          $237,494        $145,484                    $227,292
                         =======          ========        ========                    ========

1999:
  Commercial Lines       $    --          $144,917        $ 62,962                    $118,623
  Specialty Lines             --            35,314          27,236                      33,433
  Personal Lines              --             7,832          21,408                      12,859
  Corporate               26,054                --              --                          --
                         -------          --------        --------                    --------
Total                    $26,054          $188,063        $111,606                    $164,915
                         =======          ========        ========                    ========
COLUMN A                COLUMN G       COLUMN H        COLUMN I       COLUMN J       COLUMN K

                                       Benefits,     Amortization
                                        Claims,       of Deferred
                          Net        Losses, and        Policy         Other
                       Investment     Settlement     Acquisition     Operating       Premiums
Segment                  Income        Expenses         Costs         Expenses       Written
-------                ----------    -----------     ------------    ---------       --------
2001:
  Commercial Lines      $    --        $117,429        $    --        $    --        $223,700
  Specialty Lines            --          42,840             --             --          69,772
  Personal Lines             --          19,386             --          1,546          40,345
  Corporate              32,426              --         80,239          5,295              --
                        -------        --------        -------        -------        --------
Total                   $32,426        $179,655        $80,239        $ 6,841        $333,817
                        =======        ========        =======        =======        ========

2000:
  Commercial Lines      $    --        $ 85,677        $    --        $    --        $163,430
  Specialty Lines            --          32,448             --             --          67,860
  Personal Lines             --          13,179             --         10,227          32,139
  Corporate              25,803              --         60,415          4,452              --
                        -------        --------        -------        -------        --------
Total                   $25,803        $131,304        $60,415        $14,679        $263,429
                        =======        ========        =======        =======        ========

1999:
  Commercial Lines      $    --        $ 72,286        $    --        $    --        $129,078
  Specialty Lines            --          17,873             --             --          40,936
  Personal Lines             --           9,251             --          5,938          14,057
  Corporate              20,695              --         46,451          3,001              --
                        -------        --------        -------        -------        --------
Total                   $20,695        $ 99,410        $46,451        $ 8,939        $184,071
                        =======        ========        =======        =======        ========

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                            Schedule IV - Reinsurance
                                 Earned Premiums
              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)

--------------------------------------------------------------------------------------------------------
COLUMN A                             COLUMN B      COLUMN C      COLUMN D     COLUMN E       COLUMN F
--------------------------------------------------------------------------------------------------------
                                                   Ceded to      Assumed                  Percentage of
                                      Gross         Other      from Other                     Amount
                                      Amount       Companies    Companies    Net Amount   Assumed to Net
--------------------------------------------------------------------------------------------------------
2001

Property and Casualty Insurance      $409,814      $124,970      $11,249      $296,093         3.8%
========================================================================================================

2000

Property and Casualty Insurance      $319,591      $101,046      $ 8,747      $227,292         3.8%
========================================================================================================

1999

Property and Casualty Insurance      $243,667      $ 83,091      $ 4,339      $164,915         2.6%
========================================================================================================

            Philadelphia Consolidated Holding Corp. and Subsidiaries
          Schedule VI - Supplemental Information Concerning Property -
                         Casualty Insurance Operations
         As of and For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------



                                           Reserve for
                                              Unpaid
                             Deferred       Claims and
                              Policy          Claim      Discount if                     Net            Net
Affiliation with           Acquisition      Adjustment   any deducted   Unearned       Earned       Investment
Registrant                     Costs         Expenses    in Column C    Premiums      Premiums        Income

COLUMN A                    COLUMN B        COLUMN C       COLUMN D     COLUMN E      COLUMN F       COLUMN G
Consolidated Property
 - Casualty Entities

December 31, 2001            $41,526        $302,733          $0        $197,839      $296,093        $32,426

December 31, 2000            $33,324        $237,494          $0        $145,484      $227,292        $25,803

December 31, 1999            $26,054        $188,063          $0        $111,606      $164,915        $20,695
-----------------------------------------------------------------------------------------------------------
                           Claims and Claims Adjustment
                           Expenses Incurred Related to



                                                                                Paid Claims
                                   (1)        (2)          Amortization of       and Claim
Affiliation with                 Current     Prior         deferred policy       Adjustment     Net Written
Registrant                        Year        Year        acquisition costs       Expenses        Premiums

COLUMN A                              COLUMN H                COLUMN I            COLUMN J        COLUMN K
Consolidated Property
 - Casualty Entities

December 31, 2001               $166,220    $13,435            $80,239            $124,985        $333,817

December 31, 2000               $128,761     $2,543            $60,415             $97,193        $263,429

December 31, 1999                $99,663      ($253)           $46,451             $75,262        $184,071

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                                 Exhibit Index

                      For the Year Ended December 31, 2001



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

                                      (E-1)

                                      P. 62

Exhibit No.           Page No.              Description
-----------           --------              -----------

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


                                     (E-2)

                                     P. 63

Exhibit No.           Page No.              Description
-----------           --------              -----------

10.41   **********                          Lease Agreement dated July 6, 1998 with Bala Plaza, Inc.
10.42   ***********                         Plan and Agreement of Merger Between Philadelphia
                                            Consolidated Holding Corp. and The Jerger Co. Inc.
11      ************  Page 67 of 71         Statement regarding computation of earnings per share.
21      *                                   List of Subsidiaries of the Registrant.
23      ************  Page 69 of 71         Consent of PricewaterhouseCoopers LLP
24      *                                   Power of Attorney
99.1    ************  Page 71 of 71         Report of Independent Accountants of
                                            PricewaterhouseCoopers LLP on Financial Statement
                                            Schedules.

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

(1) Compensatory Plan or Arrangement, or Management Contract.


(b) Reports on Form 8-K:

     The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 2001


Date of Report           Item Reported
--------------           -------------

October 19, 2001         Supplemental financial data for the
                         three and nine months ended September
                         30, 2001 and 2000

November 2, 2001         Press Release - Philadelphia
                         Consolidated Holding Corp. announces
                         proposed public offering

November 20, 2001        Purchase Agreement by and among
                         Philadelphia Consolidated Holding Corp.,
                         James J. Maguire and Merrill Lynch &
                         Co., Merrill Lynch, Pierce,

                                     (E-3)

                                     P. 64

Date of Report           Item Reported
--------------           -------------
                         Fenner & Smith Incorporated and Bank of America
                         Securities LLC

                         Press Release - Philadelphia Consolidated Holding Corp. announces pricing of public offering of 4,000,000 shares

                                     (E-4)

                                     P. 65