Form 10-Q
period 2002-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2002-05-06
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2002


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

                            ONE BALA PLAZA, SUITE 100
                         BALA CYNWYD, PENNSYLVANIA 19004
                                 (610) 617-7900
               --------------------------------------------------
               (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]    NO: [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2002.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 21,558,995 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Part I - Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 2002 and
           December 31, 2001                                                   3

         Consolidated Statements of Operations and Comprehensive
           Income - For the three months ended March 31, 2002 and 2001         4


         Consolidated Statements of Changes in Shareholders' Equity -
           For the three months ended March 31, 2002 and year ended
           December 31, 2001                                                   5


         Consolidated Statements of Cash Flows - For the three
           months ended March 31, 2002 and 2001                                6


         Notes to Consolidated Financial Statements                          7-9

     Item 2.

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10-12

     Item 3.

         Quantitative and Qualitative Disclosures About Market Risk           13



Part II - Other Information                                                   14


Signatures                                                                    15

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    As of
                                                          ---------------------------
                                                           March 31,     December 31,
                                                              2002           2001
                                                          -----------    -----------
                                                          (Unaudited)
                          ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
          (AMORTIZED COST $672,876 AND $626,326) ......   $   673,163    $   632,416
   EQUITY SECURITIES AT MARKET (COST $51,709
          AND $34,065) ................................        58,147         40,992
                                                          -----------    -----------
            TOTAL INVESTMENTS .........................       731,310        673,408

   CASH AND CASH EQUIVALENTS ..........................        49,514         49,910
   ACCRUED INVESTMENT INCOME ..........................         6,553          6,582
   PREMIUMS RECEIVABLE ................................        90,676         96,025
   PREPAID REINSURANCE PREMIUMS AND REINSURANCE
            RECEIVABLES ...............................       100,985         99,601
   DEFERRED INCOME TAXES ..............................         9,853          6,196
   DEFERRED ACQUISITION COSTS .........................        43,940         41,526
   PROPERTY AND EQUIPMENT, NET ........................        10,310         10,082
   GOODWILL ...........................................        25,724         25,724
   OTHER ASSETS .......................................         6,266          8,668
                                                          -----------    -----------
            TOTAL ASSETS ..............................   $ 1,075,131    $ 1,017,722
                                                          ===========    ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES ...........   $   324,584    $   302,733
   UNEARNED PREMIUMS ..................................       215,173        197,839
                                                          -----------    -----------
            TOTAL POLICY LIABILITIES AND ACCRUALS .....       539,757        500,572
   LOANS PAYABLE ......................................        31,341         31,341
   PREMIUMS PAYABLE ...................................        26,116         25,659
   OTHER LIABILITIES ..................................        41,415         31,458
                                                          -----------    -----------
            TOTAL LIABILITIES .........................       638,629        589,030
                                                          -----------    -----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
        10,000,000 SHARES AUTHORIZED,
        NONE ISSUED AND OUTSTANDING ...................          --             --
   COMMON STOCK, NO PAR VALUE,
        50,000,000 SHARES AUTHORIZED, 21,559,095 AND
        21,509,723 SHARES ISSUED AND OUTSTANDING ......       269,471        268,509
   NOTES RECEIVABLE FROM SHAREHOLDERS .................        (3,112)        (3,373)
   ACCUMULATED OTHER COMPREHENSIVE INCOME .............         4,371          8,461
   RETAINED EARNINGS ..................................       165,772        155,095
                                                          -----------    -----------
            TOTAL SHAREHOLDERS' EQUITY ................       436,502        428,692
                                                          -----------    -----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 1,075,131    $ 1,017,722
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                        For the Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                       2002            2001
                                                   ------------    ------------
REVENUE:
   NET EARNED PREMIUMS .........................   $     89,244    $     66,523
   NET INVESTMENT INCOME .......................          8,855           8,042
   NET REALIZED INVESTMENT GAIN ................             47           2,299
   OTHER INCOME ................................              1              53
                                                   ------------    ------------
      TOTAL REVENUE ............................         98,147          76,917
                                                   ------------    ------------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES ...........         65,611          45,538
   NET REINSURANCE RECOVERIES ..................        (12,562)         (6,386)
                                                   ------------    ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES .......         53,049          39,152
   ACQUISITION COSTS AND OTHER UNDERWRITING
      EXPENSES .................................         27,821          22,468
   OTHER OPERATING EXPENSES ....................          1,484           2,032
                                                   ------------    ------------
      TOTAL LOSSES AND EXPENSES ................         82,354          63,652
                                                   ------------    ------------
MINORITY INTEREST:  DISTRIBUTIONS ON
   COMPANY OBLIGATED MANDATORILY
   REDEEMABLE PREFERRED SECURITIES
   OF SUBSIDIARY TRUST .........................           --             1,811
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES .....................         15,793          11,454
                                                   ------------    ------------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT .....................................          6,571           4,777
   DEFERRED ....................................         (1,455)         (1,037)
                                                   ------------    ------------
      TOTAL INCOME TAX EXPENSE .................          5,116           3,740
                                                   ------------    ------------

      NET INCOME ...............................   $     10,677    $      7,714
                                                   ============    ============

OTHER COMPREHENSIVE LOSS, NET OF TAX:
   HOLDING LOSS ARISING DURING PERIOD ..........   $     (4,059)   $       (591)
   RECLASSIFICATION ADJUSTMENT .................            (31)         (1,494)
                                                   ------------    ------------
   OTHER COMPREHENSIVE LOSS ....................         (4,090)         (2,085)
                                                   ------------    ------------
COMPREHENSIVE INCOME ...........................   $      6,587    $      5,629
                                                   ============    ============

PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE ....................   $       0.50    $       0.57
                                                   ============    ============
   DILUTED EARNINGS PER SHARE ..................   $       0.48    $       0.54
                                                   ============    ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING .................................     21,528,091      13,477,940
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING .................................        724,311         701,604
                                                   ------------    ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING .....................     22,252,402      14,179,544
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                         For the Three       For the
                                                          Months Ended      Year Ended
                                                            March 31,      December 31,
                                                              2002            2001
                                                         -------------     ------------

COMMON STOCK:
   BALANCE AT BEGINNING OF YEAR ......................      $ 268,509       $  46,582
   ISSUANCE OF SHARES PURSUANT TO PUBLIC OFFERING ....           --           114,518
   ISSUANCE OF SHARES PURSUANT TO STOCK
      PURCHASE CONTRACTS .............................           --            98,905
   EXERCISE OF EMPLOYEE STOCK OPTIONS, NET OF TAX ....            982           6,437
   ISSUANCE OF SHARES PURSUANT TO STOCK
      PURCHASE PLANS .................................            (20)          2,067
                                                            ---------       ---------
         BALANCE AT END OF PERIOD ....................        269,471         268,509
                                                            ---------       ---------

NOTES RECEIVABLE FROM SHAREHOLDERS:
   BALANCE AT BEGINNING OF YEAR ......................         (3,373)         (2,287)
   NOTES RECEIVABLE FORFEITED (ISSUED) PURSUANT
      TO STOCK PURCHASE PLAN .........................             31          (2,158)
   COLLECTION OF NOTES RECEIVABLE ....................            230           1,072
                                                            ---------       ---------
         BALANCE AT END OF YEAR ......................         (3,112)         (3,373)
                                                            ---------       ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
   BALANCE AT BEGINNING OF YEAR ......................          8,461          13,494
   OTHER COMPREHENSIVE LOSS, NET OF TAXES ............         (4,090)         (5,033)
                                                            ---------       ---------
         BALANCE AT END OF YEAR ......................          4,371           8,461
                                                            ---------       ---------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF YEAR ......................        155,095         124,536
   NET INCOME ........................................         10,677          30,559
                                                            ---------       ---------
         BALANCE AT END OF YEAR ......................        165,772         155,095
                                                            ---------       ---------

         TOTAL SHAREHOLDERS' EQUITY ..................      $ 436,502       $ 428,692
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                              For the Three Months
                                                                 Ended March 31,
                                                              --------------------
                                                                 2002        2001
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME .............................................   $ 10,677    $  7,714
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
   NET REALIZED INVESTMENT GAIN ...........................        (47)     (2,299)
   DEPRECIATION AND AMORTIZATION EXPENSE ..................        196         605
   DEFERRED INCOME TAX BENEFIT ............................     (1,455)     (1,037)
   CHANGE IN PREMIUMS RECEIVABLE ..........................      5,349       1,268
   CHANGE IN OTHER RECEIVABLES ............................     (1,355)     (1,710)
   CHANGE IN DEFERRED ACQUISITION COSTS ...................     (2,414)     (2,417)
   CHANGE IN INCOME TAXES PAYABLE .........................      3,719      10,986
   CHANGE IN OTHER ASSETS .................................        494         905
   CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
    EXPENSES ..............................................     21,851      12,392
   CHANGE IN UNEARNED PREMIUMS ............................     17,334      12,669
   CHANGE IN OTHER LIABILITIES ............................       (753)      4,123
      TAX BENEFIT FROM EXERCISE OF EMPLOYEE
      STOCK OPTIONS .......................................        573         693
                                                              --------    --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ......     54,169      43,892
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
          MATURITIES ......................................     13,941      11,777
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
          MATURITIES ......................................     26,807       3,865
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
         SECURITIES .......................................        253       6,593
   COST OF FIXED MATURITIES ACQUIRED ......................    (77,492)    (58,436)
   COST OF EQUITY SECURITIES ACQUIRED .....................    (17,955)     (2,022)
   PURCHASE OF PROPERTY AND EQUIPMENT .....................       (769)       (493)
                                                              --------    --------
           NET CASH USED BY INVESTING ACTIVITIES ..........    (55,215)    (38,716)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   REPAYMENTS ON LOANS PAYABLE ............................       --       (22,000)
   EXERCISE OF EMPLOYEE STOCK OPTIONS .....................        410         760
   PROCEEDS FROM SHARES ISSUED PURSUANT TO
      STOCK PURCHASE PLANS ................................         10          14
   COLLECTION OF NOTES RECEIVABLE .........................        230         184
                                                              --------    --------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        650     (21,042)
                                                              --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................       (396)    (15,866)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........     49,910      49,742
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................   $ 49,514    $ 33,876
                                                              ========    ========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES ...........................................   $  2,200    $   --
   INTEREST ...............................................   $    129    $    130

NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
    EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR
    NOTES RECEIVABLE ......................................   $    (31)   $    (70)


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements as of and for the three months ended March 31, 2002 and 2001 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of the information set forth therein. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year or any other period.

     These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001.

2.   Investments

     The carrying amounts for the Company's investments approximates their estimated fair value except for investments in limited partnerships which are valued at cost. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers. At March 31, 2002, the Company held no derivative financial instruments nor embedded financial derivatives.

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

     The Company's impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose.

3.   Goodwill

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (" SFAS No. 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for recognizing and measuring goodwill and other intangible assets. Under this new accounting standard, the Company ceased goodwill amortization on January 1, 2002. Goodwill amortization for the three months ended March 31, 2001 amounted to $0.4 million.

4.   Loans Payable

     As of March 31, 2002, the Company had aggregate borrowings of $31.3 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings were invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

5.   Earnings Per Share

     Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three months ended March 31, 2002 and 2001, respectively (in thousands):


                                                          As of and For the
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                            2002      2001
                                                          -------   -------

     Weighted-Average Common Shares Outstanding .......    21,528    13,478

     Weighted-Average Share Equivalents Outstanding ...       724       702
                                                          -------   -------

     Weighted-Average Shares and Share Equivalents
      Outstanding .....................................    22,252    14,180
                                                          =======   =======

     Net Income .......................................   $10,677   $ 7,714
                                                          =======   =======

     Basic Earnings per Share .........................   $  0.50   $  0.57
                                                          =======   =======

     Diluted Earnings per Share .......................   $  0.48   $  0.54
                                                          =======   =======

6.   Income Taxes

     The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

7.   Comprehensive Income

     Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Losses arising during the three months ended March 31, 2002 and 2001 was ($2.2) million and ($0.3) million, respectively. The related tax effect of Reclassification Adjustments for the three months ended March 31, 2002 and 2001 was $0 million and ($0.8) million.

8.   Segment Information

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

     Following is a tabulation of business segment information for the three months ended March 31, 2002 and 2001. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                               Commercial   Specialty     Personal
                                                 Lines         Lines        Lines      Corporate       Total
                                               ----------   ----------   ----------   ----------    ----------
March 31, 2002:
Gross Written Premiums                         $   90,559   $   24,428   $   21,480   $     --      $  136,467
                                               ----------   ----------   ----------   ----------    ----------
Net Written Premiums                           $   74,863   $   22,773   $   11,864   $     --      $  109,500
                                               ----------   ----------   ----------   ----------    ----------
Revenue:
  Net Earned Premiums                          $   61,070   $   18,935   $    9,239   $     --      $   89,244
  Net Investment Income                              --           --           --          8,855         8,855
  Net Realized Investment Gain                       --           --           --             47            47
  Other Income                                       --           --            570         (569)            1
                                               ----------   ----------   ----------   ----------    ----------
  Total Revenue                                    61,070       18,935        9,809        8,333        98,147
                                               ----------   ----------   ----------   ----------    ----------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses           36,657       11,666        4,726         --          53,049
   Acquisition Costs and Other Underwriting
     Expenses                                        --           --           --         27,821        27,821
   Other Operating Expenses                          --           --             19        1,465         1,484
                                               ----------   ----------   ----------   ----------    ----------
   Total Losses and Expenses                       36,657       11,666        4,745       29,286        82,354
                                               ----------   ----------   ----------   ----------    ----------

Income Before Income Taxes                         24,413        7,269        5,064      (20,953)       15,793

Total Income Tax Expense                             --           --           --          5,116         5,116
                                               ----------   ----------   ----------   ----------    ----------

Net Income                                     $   24,413   $    7,269   $    5,064   $  (26,069)   $   10,677
                                               ==========   ==========   ==========   ==========    ==========

Total Assets                                   $     --     $     --     $  174,093   $  901,038    $1,075,131
                                               ==========   ==========   ==========   ==========    ==========

March 31, 2001:
Gross Written Premiums                         $   60,390   $   20,584   $   23,060   $     --      $  104,034
                                               ----------   ----------   ----------   ----------    ----------
Net Written Premiums                           $   41,810   $   17,886   $   17,391   $     --      $   77,087
                                               ----------   ----------   ----------   ----------    ----------
Revenue:
  Net Earned Premiums                          $   41,418   $   15,856   $    9,249   $     --      $   66,523
  Net Investment Income                              --           --           --          8,042         8,042
  Net Realized Investment Gain                       --           --           --          2,299         2,299
  Other Income                                       --           --            905         (852)           53
                                               ----------   ----------   ----------   ----------    ----------
  Total Revenue                                    41,418       15,856       10,154        9,489        76,917
                                               ----------   ----------   ----------   ----------    ----------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses           24,413       10,018        4,721         --          39,152
   Acquisition Costs and Other Underwriting
     Expenses                                        --           --           --         22,468        22,468
   Other Operating Expenses                          --           --            389        1,643         2,032
                                               ----------   ----------   ----------   ----------    ----------
   Total Losses and Expenses                       24,413       10,018        5,110       24,111        63,652
                                               ----------   ----------   ----------   ----------    ----------

Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                     --           --           --          1,811         1,811
                                               ----------   ----------   ----------   ----------    ----------

Income Before Income Taxes                         17,005        5,838        5,044      (16,433)       11,454

Total Income Tax Expense                             --           --           --          3,740         3,740
                                               ----------   ----------   ----------   ----------    ----------

Net Income                                     $   17,005   $    5,838   $    5,044   $  (20,173)   $    7,714
                                               ==========   ==========   ==========   ==========    ==========

Total Assets                                   $     --     $     --     $  162,533   $  582,393    $  744,926
                                               ==========   ==========   ==========   ==========    ==========

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

GENERAL

Although the Company's financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include, but are not limited to:

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

- Inflation - Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts is known.

- Investment Risk - Substantial future increases in interest rates could result in a decline in the market value of the Company's investment portfolio and resulting losses and/or reduction in shareholders' equity.

- Catastrophe Exposure - The Company's insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events. It is possible that a catastrophic event could adversely impact profitability.

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2002 VS. MARCH 31, 2001)

         Premiums: Gross written premiums grew $32.5 million (31.3%) to $136.5 million for the three months ended March 31, 2002 from $104.0 million for the same period of 2001; gross earned premiums grew $27.9 million (30.6%) to $119.1 million for the three months ended March 31, 2002 from $91.2 million for the same period of 2001; net written premiums increased $32.4 million (42.0%) to $109.5 million for the three months ended March 31, 2002 from $77.1 million for the same period of 2001; and net earned premiums grew $22.7 million (34.1%) to $89.2 million in 2002 from $66.5 million in 2001.

The respective gross written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2002 vs. March 31, 2001 amount to $30.2 million (50.0%), $3.8 million (18.7%)
and ($1.6) million (6.9%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

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

The overall premium decrease for the personal lines segment was due principally to the Company's decision not to write new business or renew certain policies in designated areas of Florida in the Company's manufactured housing product line based on an evaluation of property exposures. This decrease has been partially offset by an increase in premiums for the Company's homeowners product line for which new and renewal policies are being added in select areas.

The respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2002 vs. March 31, 2001 amount to $33.1 million (79.1%), $4.9 million (27.3%)
and ($5.5) million (31.8%) respectively. The differing percentage increases (decreases) in net written premiums versus gross written premiums for the period is primarily due to the various changes in the Company's reinsurance programs.

         Net Investment Income: Net investment income approximated $8.9 million for the three months ended March 31, 2002 and $8.0 million for the same period of 2001. Total investments grew to $731.3 million at March 31, 2002 from $474.7 million at March 31, 2001. The growth in investment income is due to investing net cash flows provided from operating activities and the proceeds of the Company's equity offering received during the fourth quarter of 2001. The capital market environment during 2001 (low U.S. Treasury yields) had the effect of both increasing the level of prepayments in certain of the Company's interest rate sensitive investments and causing the Company to slightly shorten its average duration position in the expectation of higher future fixed income yields. As a result, the Company's average duration in its fixed income portfolio approximated 3.17 years at March 31, 2002, compared to 3.37 years at March 31, 2001 and the Company's tax equivalent book yield on its fixed income holdings was 6.15% at March 31, 2002, compared to 7.07% at March 31, 2001.

         Net Realized Investment Gain: Net realized investment gains were $47,000 for the three months ended March 31, 2002 and $2.3 million for the same period in 2001. The Company realized net investment gains of $2.3 million from the sales of common stock equity securities during the three months ended March 31, 2001. The proceeds from these common stock sales were reinvested in fixed maturity securities to increase current investment income, lessen the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities.

         Other Income: Other income approximated $1,000 for the three months ended March 31, 2002 and $100,000 for the same period of 2001. Other income primarily consisted of commissions earned on brokered personal lines business. Such commissions earned decreased as brokering activities were discontinued in favor of writing business directly. However, the Company is seeking to increase brokering activities in the future as it is not writing new business or renewing certain policies in designated areas of Florida for the Company's manufactured housing product as a result of its property exposures in these areas and related catastrophe loss considerations.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $13.8 million (35.2%) to $53.0 million for the three months ended March 31, 2002 from $39.2 million for the same period of 2001 and the loss ratio increased to 59.4% in 2002 from 58.9% in 2001. This increase in net loss and loss adjustment expenses was due principally to the 34.1% growth in net earned premiums.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $5.3 million (23.6%) to $27.8 million for the three months ended March 31, 2002 from $22.5 million for the same period of 2001. This increase was due primarily to the 34.1% growth in net earned premiums offset by relative changes in the Company's product mix and associated distribution channel expense.

         Other Operating Expenses: Other operating expenses decreased $0.5 million to $1.5 million for the three months ended March 31, 2002 from $2.0 million for the same period of 2001. The decrease in other operating expenses was primarily due to the discontinuance of goodwill amortization effective January 1, 2002.

         Income Tax Expense: The Company's effective tax rate for the three months ended March 31, 2002 and 2001 was 32.4% and 32.7%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2002, the Company's investments experienced unrealized investment depreciation of $4.1 million, net of the related deferred tax benefit of $2.2 million. At March 31, 2002, the Company had total investments with a carrying value of $731.3 million, of which 92.0% consisted of investments in investment grade fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 8.0% of the Company's total investments consisted primarily of publicly traded common stock securities.

         The Company produced net cash from operations of $54.2 million and $43.9 million, respectively, for the three months ended March 31, 2002 and 2001. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There is no material change to the Quantitative and Qualitative market risk disclosure from the Company's Form 10-K for the fiscal year ended December 31, 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

         a.       Not applicable.

         b. The Company filed the following report on Form 8-K during the quarterly period ended March 31, 2002:

                   Date of Report                   Item Reported
                  ----------------     --------------------------------------

                  February 5, 2002     February 5, 2002 Investor Presentation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PHILADELPHIA CONSOLIDATED HOLDING CORP.
                             ---------------------------------------
                             Registrant


Date   May 6, 2002                     /s/ James J. Maguire
     ------------------------          -------------------------------------
                                       James J. Maguire
                                       Chairman of the Board of Directors,
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date   May 6, 2002                     /s/ Craig P. Keller
     ------------------------          -------------------------------------
                                       Craig P. Keller
                                       Senior Vice President, Secretary,
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)