Form 10-Q
period 2002-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2002-08-13
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2002


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

                                 YES: [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8, 2002.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 21,626,402 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002





Part I - Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 2002 and
           December 31, 2001                                                                     3


         Consolidated Statements of Operations and Comprehensive
           Income - For the three and six months ended
           June 30, 2002 and 2001                                                                4


         Consolidated Statements of Changes in Shareholders' Equity - For the
           six months ended June 30, 2002 and year ended
           December 31, 2001                                                                     5


         Consolidated Statements of Cash Flows - For the six
           months ended June 30, 2002 and 2001                                                   6


         Notes to Consolidated Financial Statements                                            7-11

     Item 2.

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           12-17

     Item 3.

         Quantitative and Qualitative Disclosures About Market Risk                             18



Part II - Other Information                                                                    19-21


Signatures                                                                                      22

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             As of
                                                                          --------------------------------------------
                                                                              June 30,                December 31,
                                                                                2002                      2001
                                                                            (Unaudited)
                                                                          -----------------         ------------------
                               ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $708,101 AND $626,326).....................          $    721,681              $    632,416
   EQUITY SECURITIES AT MARKET (COST $42,653
     AND $34,065)...............................................                47,185                    40,992
                                                                          ------------              ------------
       TOTAL INVESTMENTS........................................               768,866                   673,408

   CASH AND CASH EQUIVALENTS....................................                45,711                    49,910
   ACCRUED INVESTMENT INCOME....................................                 7,722                     6,582
   PREMIUMS RECEIVABLE..........................................               109,609                    96,025
   PREPAID REINSURANCE PREMIUMS AND
   REINSURANCE RECEIVABLES......................................                98,031                    99,601
   DEFERRED INCOME TAXES........................................                 7,480                     6,196
   DEFERRED ACQUISITION COSTS...................................                48,836                    41,526
   PROPERTY AND EQUIPMENT, NET..................................                10,609                    10,082
   GOODWILL.....................................................                25,724                    25,724
   OTHER ASSETS.................................................                 6,882                     8,668
                                                                          ------------              ------------
        TOTAL ASSETS............................................          $  1,129,470              $  1,017,722
                                                                          ============              ============



                   LIABILITIES AND SHAREHOLDERS' EQUITY

POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES.....................          $    331,889              $    302,733
   UNEARNED PREMIUMS............................................               244,905                   197,839
                                                                          ------------              ------------
       TOTAL POLICY LIABILITIES AND ACCRUALS....................               576,794                   500,572
   LOANS PAYABLE................................................                31,341                    31,341
   PREMIUMS PAYABLE.............................................                32,451                    25,659
   OTHER LIABILITIES............................................                34,282                    31,458
                                                                          ------------              ------------
       TOTAL LIABILITIES........................................               674,868                   589,030
                                                                          ------------              ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,                                                   -                         -
     NONE ISSUED AND OUTSTANDING................................
   COMMON STOCK, NO PAR VALUE,
     100,000,000 SHARES AUTHORIZED, 21,626,519 AND
     21,509,723 SHARES ISSUED AND OUTSTANDING...................               270,977                   268,509
   NOTES RECEIVABLE FROM SHAREHOLDERS...........................                (2,873)                   (3,373)
   ACCUMULATED OTHER COMPREHENSIVE INCOME.......................                11,773                     8,461
   RETAINED EARNINGS............................................               174,725                   155,095
                                                                          ------------              ------------
       TOTAL SHAREHOLDERS' EQUITY...............................               454,602                   428,692
                                                                          ------------              ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............          $  1,129,470              $  1,017,722
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)



                                                                For the Three Months                 For the Six Months
                                                                   Ended June 30,                      Ended June 30,
                                                           -------------------------------     -------------------------------
                                                               2002             2001               2002             2001
                                                           -------------    --------------     -------------    --------------
REVENUE:
   NET EARNED PREMIUMS...............................      $   100,273      $    71,703        $   189,517      $   138,226
   NET INVESTMENT INCOME.............................            9,375            8,091             18,230           16,133
   NET REALIZED INVESTMENT GAIN (LOSS)...............           (3,181)             318             (3,134)           2,617
   OTHER INCOME......................................               15               63                 16              116
                                                           -----------      -----------        -----------      -----------
     TOTAL REVENUE...................................          106,482           80,175            204,629          157,092
                                                           -----------      -----------        -----------      -----------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES.................           72,067           54,686            137,678          100,224
   NET REINSURANCE RECOVERIES........................          (11,235)         (11,820)           (23,797)         (18,206)
                                                           ------------     ------------       ------------     ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES.............           60,832           42,866            113,881           82,018
   ACQUISITION COSTS AND OTHER
        UNDERWRITING EXPENSES........................           31,057           22,695             58,878           45,163
   OTHER OPERATING EXPENSES..........................            1,454            2,130              2,938            4,162
                                                           -----------      -----------        -----------      -----------
     TOTAL LOSSES AND EXPENSES.......................           93,343           67,691            175,697          131,343
                                                           -----------      -----------        -----------      -----------

MINORITY INTEREST:  DISTRIBUTIONS ON COMPANY OBLIGATED
MANDATORILY REDEEMABLE PREFERRED SECURITIES
OF SUBSIDIARY TRUST..................................                -              938                  -            2,749
                                                           -----------      -----------        -----------      -----------

INCOME BEFORE INCOME TAXES...........................           13,139           11,546             28,932           23,000
                                                           -----------      -----------        -----------      -----------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT...........................................            5,798            5,921             12,369           10,698
   DEFERRED..........................................           (1,612)          (2,111)            (3,067)          (3,148)
                                                           ------------     ------------       ------------     ------------

     TOTAL INCOME TAX EXPENSE........................            4,186            3,810              9,302            7,550
                                                           -----------      -----------        -----------      -----------

     NET INCOME......................................      $     8,953      $     7,736        $    19,630      $    15,450
                                                           ===========      ===========        ===========      ===========


OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   HOLDING GAIN (LOSS) ARISING DURING PERIOD.............        5,334             (921)             1,275           (1,512)
   RECLASSIFICATION ADJUSTMENT...........................        2,068             (207)             2,037           (1,701)
                                                           -----------      ------------       -----------      ------------
   OTHER COMPREHENSIVE INCOME (LOSS).....................        7,402           (1,128)             3,312           (3,213)
                                                           -----------      ------------       -----------      ------------
COMPREHENSIVE INCOME.....................................  $    16,355      $     6,608        $    22,942      $    12,237
                                                           ===========      ===========        ===========      ===========

PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE..........................      $      0.41      $      0.50        $      0.91      $      1.06
                                                           ===========      ===========        ===========      ===========
   DILUTED EARNINGS PER SHARE........................      $      0.40      $      0.48        $      0.88      $      1.01
                                                           ===========      ===========        ===========      ===========

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING.......................................       21,578,045       15,587,962         21,553,206       14,538,780
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING.......................................          753,575          692,256            741,742          712,939
                                                           -----------      -----------        -----------      -----------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING...........................       22,331,620       16,280,218         22,294,948       15,251,719
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                           For the Six Months
                                                                                 Ended             For the Year Ended
                                                                             June 30, 2002            December 31,
                                                                              (Unaudited)                 2001
                                                                          ---------------------   ---------------------
COMMON STOCK:
  BALANCE AT BEGINNING OF YEAR..................................          $         268,509       $          46,582
  ISSUANCE OF SHARES PURSUANT TO PUBLIC OFFERING................                          -                 114,518
  ISSUANCE OF SHARES PURSUANT TO STOCK
    PURCHASE CONTRACTS..........................................                          -                  98,905
  EXERCISE OF EMPLOYEE STOCK OPTIONS............................                      2,115                   6,437
  ISSUANCE OF SHARES PURSUANT TO STOCK
    PURCHASE PLANS..............................................                        353                   2,067
                                                                          -----------------       -----------------
      BALANCE AT END OF PERIOD..................................                    270,977                 268,509
                                                                          -----------------       -----------------
NOTES RECEIVABLE FROM SHAREHOLDERS:
  BALANCE AT BEGINNING OF YEAR..................................                     (3,373)                 (2,287)
  NOTES RECEIVABLE FORFEITED (ISSUED) PURSUANT
    TO STOCK PURCHASE PLAN......................................                         46                  (2,158)
  COLLECTION OF NOTES RECEIVABLE................................                        454                   1,072
                                                                          -----------------       -----------------
      BALANCE AT END OF PERIOD..................................                     (2,873)                 (3,373)
                                                                          ------------------      ------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF
  DEFERRED INCOME TAXES:
  BALANCE AT BEGINNING OF YEAR..................................                      8,461                  13,494
  OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES...............                      3,312                  (5,033)
                                                                          -----------------       ------------------
      BALANCE AT END OF PERIOD..................................                     11,773                   8,461
                                                                          -----------------       -----------------
RETAINED EARNINGS:
  BALANCE AT BEGINNING OF YEAR..................................                    155,095                 124,536
  NET INCOME....................................................                     19,630                  30,559
                                                                          -----------------       -----------------
      BALANCE AT END OF PERIOD..................................                    174,725                 155,095
                                                                          -----------------       -----------------
      TOTAL SHAREHOLDERS' EQUITY................................          $         454,602       $         428,692
                                                                          =================       =================




         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                          For the Six Months Ended June 30,
                                                                       -----------------------------------------
                                                                            2002                    2001
                                                                       ----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                          $      19,630          $     15,450
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT (GAIN) LOSS........................               3,134                (2,617)
     DEPRECIATION AND AMORTIZATION EXPENSE......................                 738                 1,225
     DEFERRED INCOME TAX BENEFIT................................              (3,067)               (3,148)
   CHANGE IN PREMIUMS RECEIVABLE................................             (13,584)               (1,281)
     CHANGE IN OTHER RECEIVABLES................................                 430               (15,356)
   CHANGE IN INCOME TAXES PAYABLE...............................              (3,078)               (8,015)
     CHANGE IN DEFERRED ACQUISITION COSTS.......................              (7,310)               (5,596)
     CHANGE IN OTHER ASSETS.....................................                   5                   784
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
     EXPENSES...................................................              29,156                31,094
     CHANGE IN UNEARNED PREMIUMS................................              47,066                31,188
     CHANGE IN OTHER LIABILITIES................................              10,134                  (137)
     TAX BENEFIT FROM EXERCISE OF EMPLOYEE
      STOCK OPTIONS.............................................               1,251                24,474
                                                                       ----------------       ------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..............              84,505                68,065
                                                                       ----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES...............................................             137,290                23,311
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES...............................................              49,730                25,482
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES...............................................              12,891                11,988
   COST OF FIXED MATURITIES ACQUIRED............................            (264,746)             (131,266)
   COST OF EQUITY SECURITIES ACQUIRED...........................             (23,850)               (7,695)
   PURCHASE OF PROPERTY AND EQUIPMENT, NET......................              (1,736)               (1,083)
                                                                       ----------------       ------------------
       NET CASH USED BY INVESTING ACTIVITIES....................             (90,421)              (79,263)
                                                                       ----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   REPAYMENTS ON LOANS PAYABLE..................................                   -               (22,000)
   PROCEEDS FROM LOANS PAYABLE..................................                   -                20,841
   PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS.............                 864                 1,860
   PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE.................                 454                   435
   PROCEEDS FROM SHARES ISSUED PURSUANT TO
     STOCK PURCHASE PLANS.......................................                 399                    24
                                                                       ----------------       ------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..............               1,717                 1,160
                                                                       ----------------       ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................              (4,199)              (10,038)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................              49,910                49,742
                                                                       ----------------       ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................       $      45,711          $     39,704
                                                                       ================       ==================

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES.................................................       $      13,936          $          -
   INTEREST.....................................................       $         288          $        130

NON-CASH TRANSACTIONS:

   ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
    EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR
    NOTES RECEIVABLE............................................       $         (46)         $        (84)

   ISSUANCE OF COMMON SHARES IN SATISFACTION OF
    STOCK PURCHASE CONTRACTS....................................       $           -          $     98,905


         The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The consolidated financial statements as of and for the six months ended June 30, 2002 and 2001 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of the information set forth therein. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year or any other period.

         These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001.

2.       Investments

         The carrying amounts for the Company's investments approximates their estimated fair value, except for investments in limited partnerships, which are valued at cost. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers. At June 30, 2002, the Company held no derivative financial instruments or embedded financial derivatives.

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

         The Company's impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Realized losses recorded for the three months ended June 30, 2002 and 2001 were $1.2 million and $4.3 million, respectively, and for the six months ended June 30, 2002 and 2001 were $1.2 million and $4.3 million, respectively, as a result of this impairment evaluation.

3.       Goodwill

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for recognizing and measuring goodwill and other intangible assets. Under this new accounting standard, the Company ceased goodwill amortization on January 1, 2002. Goodwill amortization for the six months ended June 30, 2001 amounted to $0.8 million.

         The following table provides a reconciliation of the prior year's three and six month periods ended June 30 reported net income to adjusted net income had SFAS No. 142 been applied at the beginning of fiscal 2001 (in millions, except per share amounts):


                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                 --------------------------------    ------------------------------
                                                      2002             2001              2002             2001
                                                 --------------    --------------    ------------    --------------
    Reported net income                          $   8,953         $  7,736          $ 19,630        $  15,450
    Adjustment for goodwill amortization                 -              376                 -              752
                                                 --------------    --------------    ------------    --------------
    Adjusted net income                          $   8,953         $  8,112          $ 19,630        $  16,202
                                                 ==============    ==============    ============    ==============
    Reported basic earnings per share            $    0.41         $   0.50          $   0.91        $    1.06
    Adjustment for goodwill amortization                 -             0.02                 -             0.05
                                                 --------------    --------------    ------------    --------------
    Adjusted basic earnings per share            $    0.41         $   0.52          $   0.91        $    1.11
                                                 ==============    ==============    ============    ==============
    Reported diluted earnings per share          $    0.40         $   0.48          $   0.88        $    1.01
    Adjustment for goodwill amortization                 -             0.02                 -             0.05
                                                 --------------    --------------    ------------    --------------
    Adjusted diluted earnings per share          $    0.40         $   0.50          $   0.88        $    1.06
                                                 ==============    ==============    ============    ==============


4.       Liability for Unpaid Loss and Loss Adjustment Expenses

         The liability for unpaid loss and loss adjustment expenses reflects the Company's best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Estimating the ultimate claims liability is necessarily a complex and judgmental process, inasmuch as the amounts are based on management's informed estimates and judgments using data currently available. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company's liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available the Company's estimate for the liability for unpaid loss and loss adjustment expenses is revised accordingly. If the Company's ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2002, the related adjustments could have a material adverse impact on the Company's financial condition, and results of operations.

         As a result of changes in estimates of insured events in prior years, the Company increased loss and loss adjustment expenses incurred by $5.0 million during the second quarter ended June 30, 2002. Such adverse loss development is due to losses emerging at a higher rate on automobile leases currently expiring on residual value policies underwritten during the years 1996 through 1998 than had been originally anticipated when the reserves were estimated as a result of changes in the automobile after market.

         The Company continues to evaluate and monitor the remaining leases outstanding on its residual value policies underwritten during the period 1996 through 2002. As part of this evaluation the Company has recently engaged an outside consulting firm, which is a leading provider of residual values, portfolio risk analysis and analytical data products to the automotive industry, to further evaluate the current conditions and determine the impact, if any, on the Company's outstanding residual value policies as a result of changes in the benchmark for residual values and the automotive after market which have occurred subsequent to the inception date of the Company's policies. It is expected that the outside consulting firm will complete their analysis during the third quarter of 2002.


5.       Loans Payable

         As of June 30, 2002, the Company had aggregate borrowings of $31.3 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings were invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

6.       Earnings Per Share

         Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and six months ended June 30, 2002 and 2001, respectively (in thousands):


                                                         As of and For the Three         As of and For the Six
                                                          Months Ended June 30,           Months Ended June 30
                                                        --------------------------     ---------------------------
                                                           2002           2001           2002             2001
                                                        -----------    -----------     ----------      -----------
Weighted-Average Common Shares Outstanding                21,578         15,588          21,553          14,539

Weighted-Average Share Equivalents Outstanding               754            692             742             713
                                                        --------       --------        --------        --------

Weighted-Average Shares and Share
 Equivalents Outstanding                                  22,332         16,280          22,295          15,252
                                                        ========       ========        ========        ========


Net Income                                              $  8,953       $  7,736        $ 19,630        $ 15,450
                                                        ========       ========        ========        ========

Basic Earnings per Share                                $   0.41       $   0.50        $   0.91        $   1.06
                                                        ========       ========        ========        ========

Diluted Earnings per Share                              $   0.40       $   0.48        $   0.88        $   1.01
                                                        ========       ========        ========        ========

7.       Income Taxes

         The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

8.       Commitments and Contingencies

         On April 30, 2002, U.S. Bank, N.A. d/b/a Firstar Bank ("Firstar"), a bank to which one of the Company's insurance subsidiaries, Philadelphia Indemnity Insurance Company ("PIIC"), issued insurance coverages, filed a complaint against PIIC in the United States District Court for the Southern District of Ohio (Western Division). The complaint asks for damages and a declaratory judgment against PIIC. The complaint arises principally out of a loss adjustment change and also relates to other coverage interpretations made by PIIC under the terms of residual value protection insurance policies issued to Firstar relating to vehicles financed by Firstar. The complaint alleges that as a result of the loss adjustment change Firstar may suffer damages of as much as $75,000,000. On June 27, 2002, PIIC filed an answer to the complaint denying liability with respect to the matters set forth above. PIIC believes that this claim is without merit and intends to vigorously defend this action.

         As previously reported in the Company's Form 10-Q for the period ending March 31, 2001 and Form 10-K for the period ending December 31, 2001, two of the Company's subsidiaries, Liberty American Insurance Group Inc. and Mobile Homeowners Insurance Agency Inc., had filed an action in the U.S. District Court in the Middle District of Florida against WestPoint Underwriters LLC, a managing general agent, two former employees of Liberty American and a third individual, and a federal magistrate judge issued a report and recommendations to the Federal District court. With respect to Liberty American's request for preliminary relief, the findings and recommendations stated that one of the former employees had misappropriated Liberty American's trade secrets by using its software to write WestPoint's software. The magistrate judge recommended against injunctive relief, finding that damages may be available as a remedy. Liberty American objected, in part, to the findings. The District Court judge has now issued orders denying Liberty American's objections to the findings, adopting substantially all the magistrate judge's recommendations and dismissing the Company's subsidiaries' claim against the third individual referred to above. The claims against WestPoint and the two former employees referred to above are still pending. The accompanying financial statements contain no benefit, if any, from damages related to this action.

9.       Comprehensive Income

         Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three and six months ended June 30, 2002 and 2001 was $2.9 million and ($0.5) million, respectively, and $0.7 million and ($0.8) million, respectively. The related tax effect of Reclassification Adjustments for the three and six months ended June 30, 2002 and 2001 was $1.1 million and ($0.1) million, respectively, and $1.1 million and ($0.9) million respectively.

         10.      Segment Information

         The Company's operations are classified into three reportable business segments: The Commercial Lines Underwriting Group ("Commercial Lines"), which has underwriting responsibility for the Commercial Automobile and Commercial Property and Commercial multi-peril package insurance products; the Specialty Lines Underwriting Group ("Specialty Lines"), which has underwriting responsibility for the professional liability insurance products; and the Personal Lines Group ("Personal Lines"), which designs, markets and underwrites personal property and casualty insurance products for the Manufactured Housing and Homeowners markets. The reportable segments operate solely within the United States. The segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segment's performance based upon underwriting results.

         Following is a tabulation of business segment information for the three and six months ended June 30, 2002 and 2001. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                                      Six Months Ended,
                                               -----------------------------------------------------------------
                                               Commercial    Specialty    Personal
                                                  Lines        Lines        Lines       Corporate      Total
                                               -----------------------------------------------------------------
June 30, 2002:
Gross Written Premiums                         $  199,029   $   52,324   $   45,894             -   $   297,247
                                               -----------------------------------------------------------------
Net Written Premiums                           $  161,202   $   48,488   $   25,169             -   $   234,859
                                               -----------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $  131,346   $   39,408   $   18,763             -   $   189,517
  Net Investment Income                                 -            -            -        18,230        18,230
  Net Realized Investment Loss                          -            -            -        (3,134)       (3,134)
  Other Income                                          -            -          922          (906)           16
                                               -----------------------------------------------------------------
  Total Revenue                                   131,346       39,408       19,685        14,190       204,629
                                               -----------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses        37,81,266       23,153        9,462             -       113,881
   Acquisition Costs and Other Underwriting
     Expenses                                           -            -            -        58,878        58,878
   Other Operating Expenses                             -            -           62         2,876         2,938
                                               -----------------------------------------------------------------
   Total Losses and Expenses                       81,266       23,153        9,524        61,754       175,697
                                               -----------------------------------------------------------------


Income Before Income Taxes                         50,080       16,255       10,161       (47,564)       28,932

Total Income Tax Expense                                -            -            -         9,302         9,302
                                               -----------------------------------------------------------------

Net Income                                     $   50,080   $   16,255   $   10,161    $  (56,866)  $    19,630
                                               =================================================================

Total Assets                                            -            -   $  193,830    $  935,640   $ 1,129,470
                                               =================================================================


June 30, 2001:
Gross Written Premiums                         $  135,590   $   41,598   $   47,519             -   $   224,707
                                               -----------------------------------------------------------------
Net Written Premiums                           $   94,306   $   36,732   $   28,585             -   $   159,623
                                               -----------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $   86,077   $   32,711   $   19,438             -   $   138,226
  Net Investment Income                                 -            -            -        16,133        16,133
  Net Realized Investment Gain                          -            -            -         2,617         2,617
  Other Income                                          -            -        1,598        (1,482)          116
                                               -----------------------------------------------------------------
  Total Revenue                                    86,077       32,711       21,036        17,268       157,092
                                               -----------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses           51,510       20,604        9,904             -        82,018
   Acquisition Costs and Other Underwriting
     Expenses                                           -            -            -        45,163        45,163
   Other Operating Expenses                             -            -          778         3,384         4,162
                                               -----------------------------------------------------------------
   Total Losses and Expenses                       51,510       20,604       10,682        48,547       131,343
                                               -----------------------------------------------------------------

Minority Interest:  Distributions on
Company
  Obligated Mandatorily Redeemable
Preferred
  Securities of Subsidiary Trust                        -            -            -         2,749         2,749
                                               -----------------------------------------------------------------

Income Before Income Taxes                         34,567       12,107       10,354       (34,028)       23,000

Total Income Tax Expense                                -            -            -         7,550         7,550
                                               -----------------------------------------------------------------

Net Income                                     $   34,567   $   12,107   $   10,354    $  (41,578)  $    15,450
                                               =================================================================

Total Assets                                            -            -   $  169,520    $  636,124   $   805,644
                                               =================================================================

                                                                      Three Months Ended,
                                               ------------------------------------------------------------------
                                               Commercial    Specialty    Personal
                                                  Lines        Lines        Lines        Corporate      Total
                                               ------------------------------------------------------------------
June 30, 2002:
Gross Written Premiums                         $  108,471   $   27,895   $   24,414     $        -   $   160,780
                                               ------------------------------------------------------------------
Net Written Premiums                           $   86,340   $   25,715   $   13,305     $        -   $   125,360
                                               ------------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $   70,275   $   20,474   $    9,524              -   $   100,273
  Net Investment Income                                 -            -            -          9,375         9,375
  Net Realized Investment Loss                          -            -            -         (3,181)       (3,181)
  Other Income                                          -            -          352           (337)           15
                                               ------------------------------------------------------------------
  Total Revenue                                    70,275       20,474        9,876          5,857       106,482
                                               ------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses           44,609       11,487        4,736              -        60,832
   Acquisition Costs and Other Underwriting
     Expenses                                           -            -            -         31,057        31,057
   Other Operating Expenses                             -            -           43          1,411         1,454
                                               ------------------------------------------------------------------
   Total Losses and Expenses                       44,609       11,487        4,779         32,468        93,343
                                               ------------------------------------------------------------------


Income Before Income Taxes                         25,666        8,987        5,097        (26,611)       13,139

Total Income Tax Expense                                -            -            -          4,186         4,186
                                               ------------------------------------------------------------------

Net Income                                     $   25,666   $    8,987   $    5,097     $  (30,797)  $     8,953
                                               ==================================================================

Total Assets                                            -            -   $  193,830     $  935,640   $ 1,129,470
                                               ==================================================================

June 30, 2001:
Gross Written Premiums                         $   75,200   $   21,015   $   24,459              -   $   120,674
                                               ------------------------------------------------------------------
Net Written Premiums                           $   52,495   $   18,847   $   11,194              -   $    82,536
                                               ------------------------------------------------------------------
Revenue:
  Net Earned Premiums                          $   44,659   $   16,855   $   10,189              -   $    71,703
  Net Investment Income                                 -            -            -          8,091         8,091
  Net Realized Investment Gain                          -            -            -            318           318
  Other Income                                          -            -          693           (630)           63
                                               ------------------------------------------------------------------
  Total Revenue                                    44,659       16,855       10,882          7,779        80,175
                                               ------------------------------------------------------------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses           27,097       10,586        5,183              -        42,866
   Acquisition Costs and Other Underwriting
     Expenses                                           -            -            -         22,695        22,695
   Other Operating Expenses                             -            -          389          1,741         2,130
                                               ------------------------------------------------------------------
   Total Losses and Expenses                       27,097       10,586        5,572         24,436        67,691
                                               ------------------------------------------------------------------

Minority Interest:  Distributions on
Company
  Obligated Mandatorily Redeemable
Preferred
  Securities of Subsidiary Trust                        -            -            -            938           938
                                               ------------------------------------------------------------------

Income Before Income Taxes                         17,562        6,269        5,310        (17,595)       11,546

Total Income Tax Expense                                -            -            -          3,810         3,810
                                               ------------------------------------------------------------------

Net Income                                     $   17,562   $    6,269   $    5,310     $  (21,405)  $     7,736
                                               ==================================================================

Total Assets                                            -            -   $  169,520     $  636,124   $   805,644
                                               ==================================================================

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

GENERAL

Although the Company's financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include, but are not limited to:

o Industry factors - Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company's strategy is to focus on underwriting profits, and accordingly the Company's marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

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

The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company's Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2001.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001)

         Premiums: Gross written premiums grew $72.5 million (32.3%) to $297.2 million for the six months ended June 30, 2002 from $224.7 million for the same period of 2001; gross earned premiums grew $58.1 million (30.2%) to $250.5 million for the six months ended June 30, 2002 from $192.4 million for the same period of 2001; net written premiums increased $75.3 million (47.2%) to $234.9 million for the six months ended June 30, 2002 from $159.6 million for the same period of 2001; and net earned premiums grew $51.3 million (37.1%) to $189.5 million in 2002 from $138.2 million in 2001.

The respective gross written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2002 vs. June 30, 2001 amount to $63.4 million (46.8%), $10.7 million (25.8%)
and ($1.6) million (3.4%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

o Rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company's commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company's various commercial package and non-profit D&O product lines.

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

o    Rate increases.

Overall premium growth in the specialty lines segment has been offset in part by the Company's decision not to renew certain policies in the professional liability product lines due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels.

The overall premium decrease for the personal lines segment was due principally to the Company's decision not to write new business or renew certain policies in designated areas of Florida in the Company's manufactured housing product line, based on an evaluation of property exposures. This decrease has been partially offset by an increase in premiums for the Company's homeowners product line for which new and renewal policies are being added in select areas.

Pursuant to a routine underwriting review which focused on pricing adequacy, loss experience, as well as other underwriting criteria, the Company cancelled a Commercial Automobile Excess Liability Insurance customer (Commercial Lines Underwriting Group) effective October 22, 2002 as a result of an unacceptable underwriting risk profile. Such customer's gross written premium and net written premium amounted to $45.8 million and $11.8 million, respectively, for the year ended December 31, 2001 and $20.1 million and $5.8 million, respectively, for the six months ended June 30, 2002.

The respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2002 vs. June 30, 2001 amount to $66.9 million (70.9%), $11.8 million (32.0%)
and ($3.4) million (12.0%) respectively. The differing percentage increases (decreases) in net written premiums versus gross written premiums for the period is primarily due to the Company commuting a 2001 accident year aggregate stop loss reinsurance program whereby net written and net earned premiums increased by $3.6 million ($2.4 million Commercial Lines, $0.8 million Specialty Lines,
0.4 million Personal Lines), and in part to other various changes in the Company's reinsurance program.

         Net Investment Income: Net investment income approximated $18.2 million for the six months ended June 30, 2002 and $16.1 million for the same period of 2001. Total investments grew to $768.9 million at June 30, 2002 from $511.0 million at June 30, 2001. The growth in investment income is due to investing net cash flows provided from operating activities and the proceeds of the Company's equity offering received during the fourth quarter of 2001. The capital market environment during 2001 and most of 2002 (low U.S. Treasury yields) had the effect of increasing the level of prepayments in certain of the Company's interest rate sensitive investments. The Company's average duration in its fixed income portfolio approximated 3.5 years at June 30, 2002, compared to
3.2 years at June 30, 2001, and the Company's tax equivalent book yield on its fixed income holdings was 6.2% at June 30, 2002, compared to 7.2% at June 30, 2001.

         Net Realized Investment Gain (Loss): Net realized investment gains (losses) were ($3.1) million for the six months ended June 30, 2002 and $2.6 million for the same period in 2001. The Company realized net investment losses of $1.9 million principally from the sales of common stock equity securities during the six months ended June 30, 2002. Additionally, $1.2 million in non-cash realized investment losses were recorded on certain structured securities as a result of the Company's impairment evaluation. The proceeds from the common stock sales were reinvested principally in common stock securities. The Company realized net investment gains of $5.9 million from the sales of common stock equity securities and $1.0 million from the sales of fixed maturity securities during the six months ended June 30, 2001. These realized net investment gains were offset in part by $4.3 million in non-cash realized investment losses experienced on certain structured securities as a result of an impairment evaluation. The proceeds from the sales were reinvested in fixed maturity securities to increase current investment income, lessen

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                                   (Continued)

the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities.

         Other Income: Other income approximated $16,000 for the six months ended June 30, 2002 and $116,000 for the same period of 2001. Other income primarily consisted of commissions earned on brokered personal lines business. Such commissions earned decreased as brokering activities were discontinued in favor of writing business directly. However, the Company is seeking to increase brokering activities in the future, as it is not writing new business or renewing certain policies in designated areas of Florida for the Company's manufactured housing product as a result of its property exposures in these areas and related catastrophe loss considerations.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $31.9 million (38.9%) to $113.9 million for the six months ended June 30, 2002 from $82.0 million for the same period of 2001 and the loss ratio increased to 60.1% in 2002 from 59.3% in 2001. This increase in net loss and loss adjustment expenses was due principally to the 37.1% growth in net earned premiums, and in part to the Company increasing loss and loss adjustment expenses incurred by $5.0 million as a result of changes in estimates of insured events in prior years. Such adverse loss development is due to losses emerging at a higher rate on automobile leases currently expiring on residual value policies underwritten during the years 1996 through 1998 than had been originally anticipated when the reserves were estimated, as a result of changes in the automobile after market. The Company also commuted a 2001 accident year aggregate stop loss reinsurance program, resulting in net written and net earned premium increasing by $3.6 million. The Company had not ceded any losses to the 2001 accident year aggregate stop loss reinsurance program.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $13.7 million (30.3%) to $58.9 million for the six months ended June 30, 2002 from $45.2 million for the same period of 2001. This increase was due primarily to the 37.1% growth in net earned premiums, offset by relative changes in the Company's product mix and associated distribution channel expense.

         Other Operating Expenses: Other operating expenses decreased $1.3 million to $2.9 million for the six months ended June 30, 2002 from $4.2 million for the same period of 2001. The decrease in other operating expenses was primarily due to the discontinuance of goodwill amortization effective January 1, 2002.

         Income Tax Expense: The Company's effective tax rate for the six months ended June 30, 2002 and 2001 was 32.2% and 32.8%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and in part due to the discontinuance of goodwill amortization. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001)

         Premiums: Gross written premiums grew $40.1 million (33.2%) to $160.8 million for the three months ended June 30, 2002 from $120.7 million for the same period of 2001; gross earned premiums grew $30.1 million (29.7%) to $131.3 million for the three months ended June 30, 2002 from $101.2 million for the same period of 2001; net written premiums increased $42.9 million (52.0%) to $125.4 million for the three months ended June 30, 2002 from $82.5 million for the same period of 2001; and net earned premiums grew $28.6 million (39.9%) to $100.3 million in 2002 from $71.7 million in 2001.

The respective gross written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2002 vs. June 30, 2001 amount to $33.3 million (44.2%), $6.9 million (32.7%) and
($45,000), (0.2%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

o Rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company's commercial and specialty lines business segments and continue to result

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                                   (Continued)

     in additional prospects and increased premium writings, most notably for the Company's various commercial package and non-profit D&O product lines.

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

o    Rate increases.

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

Pursuant to a recent underwriting review which focused on pricing adequacy, loss experience, as well as other underwriting criteria, the Company cancelled a Commercial Automobile Excess Liability Insurance customer (Commercial Lines Underwriting Group) effective October 27, 2002 as a result of an unacceptable underwriting risk profile. Such customer's gross written premium and net written premium amounted to $45.8 million and $11.8 million, respectively, for the year ended December 31, 2001 and $20.1 million and $5.8 million, respectively, for the six months ended June 30, 2002.

The respective net written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2002 vs. June 30, 2001 amount to $33.8 million (64.5%), $6.9 million (36.4%) and $2.1 million (18.9%) respectively. The differing percentage increases (decreases) in net written premiums versus gross written premiums for the period is primarily due to the Company commuting a 2001 accident year aggregate stop loss reinsurance program whereby net written and net earned premiums increased by $3.6 million ($2.4 million Commercial Lines, $0.8 million Specialty Lines, $0.4 million Personal Lines), and in part to other various changes in the Company's reinsurance program.

         Net Investment Income: Net investment income approximated $9.4 million for the three months ended June 30, 2002 and $8.1 million for the same period of 2001. Total investments grew to $768.9 million at June 30, 2002 from $511.0 million at June 30, 2001. The growth in investment income is due to investing net cash flows provided from operating activities and the proceeds of the Company's equity offering received during the fourth quarter of 2001. The capital market environment of 2001 and the latter part of the second quarter 2002 (low U.S. Treasury yields) had the effect of increasing the level of prepayments in certain of the Company's interest rate sensitive investments.

         Net Realized Investment Gain (Loss): Net realized investment gains (losses) were ($3.2) million for the three months ended June 30, 2002 and $0.3 million for the same period in 2001. The Company realized net investment losses of $2.0 million principally from the sales of common stock equity securities during the three months ended June 30, 2002. Additionally, $1.2 million in non-cash realized investment losses were recorded on certain structured securities as a result of the Company's impairment evaluation. The proceeds from the common stock sales were reinvested principally in common stock securities. The Company realized net investment gains of $3.6 million from the sales of common stock equity securities and $1.0 million from the sales of fixed maturity securities during the three months ended June 30, 2001. These realized net investment gains were offset in part by $4.3 million in non-cash realized investment losses experienced on certain structured securities as a result of an

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                                   (Continued)


impairment evaluation. The proceeds from the sales were reinvested in fixed maturity securities to increase current investment income, lessen the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities.

         Other Income: Other income approximated $15,000 for the three months ended June 30, 2002 and $63,000 for the same period of 2001. Other income primarily consisted of commissions earned on brokered personal lines business. Such commissions earned decreased as brokering activities were discontinued in favor of writing business directly. However, the Company is seeking to increase brokering activities in the future as it is not writing new business or renewing certain policies in designated areas of Florida for the Company's manufactured housing product as a result of its property exposures in these areas and related catastrophe loss considerations.

         Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $17.9 million (41.7%) to $60.8 million for the three months ended June 30, 2002 from $42.9 million for the same period of 2001 and the loss ratio increased to 60.7% in 2002 from 59.8% in 2001. This increase in net loss and loss adjustment expenses was due principally to the 39.9% growth in net earned premiums, and in part to the Company increasing loss and loss adjustment expenses incurred by $5.0 million as a result of changes in estimates of insured events in prior years. Such adverse loss development is due to losses emerging at a higher rate on automobile leases currently expiring on residual value policies underwritten during the years 1996 through 1998 than had been originally anticipated when the reserves were estimated, as a result of changes in the automobile after market. The Company also commuted a 2001 accident year aggregate stop loss reinsurance program resulting in net written and net earned premium increasing by $3.6 million. The Company had not ceded any losses to the 2001 accident year aggregate stop loss reinsurance program.

         Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $8.4 million (37.0%) to $31.1 million for the three months ended June 30, 2002 from $22.7 million for the same period of 2001. This increase was due primarily to the 39.9% growth in net earned premiums offset by relative changes in the Company's product mix and associated distribution channel expense.

         Other Operating Expenses: Other operating expenses decreased $0.6 million to $1.5 million for the three months ended June 30, 2002 from $2.1 million for the same period of 2001. The decrease in other operating expenses was primarily due to the discontinuance of goodwill amortization effective January 1, 2002.

         Income Tax Expense: The Company's effective tax rate for the three months ended June 30, 2002 and 2001 was 31.9% and 33.0%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and in part to the discontinuance of goodwill amortization. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2002, the Company's investments experienced unrealized investment appreciation of $3.3 million, net of the related deferred tax expense of $1.8 million. At June 30, 2002, the Company had total investments with a carrying value of $768.9 million, of which 93.9% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 6.1% of the Company's total investments consisted primarily of publicly traded common stock securities.

         The Company produced net cash from operations of $84.5 million and $68.1 million, respectively, for the six months ended June 30, 2002 and 2001. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

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


                                                                  JUNE 30, 2002
                                                             EXPECTED MATURITY DATES
                                                   (In thousands, except average interest rate)                             TOTAL
                                                                                                                            FAIR
                                2002          2003        2004         2005        2006      Thereafter      TOTAL          VALUE
                              --------     --------     --------     --------     --------   ----------     --------     -----------

FIXED MATURITIES AVAILABLE
FOR SALE:

Principal Amount              $ 34,285     $ 97,076     $ 95,359     $ 91,883     $ 59,577     $330,067     $708,247     $   710,170

Book Value                    $ 34,317     $ 97,331     $ 95,641     $ 92,355     $ 59,875     $317,227     $696,746              --

Average Interest Rate            6.49%        4.63%        6.04%        6.22%        5.77%        5.57%        5.65%           4.79%

PREFERRED:

Principal Amount              $  2,400     $  3,750     $  1,500     $  1,000     $  2,500           --     $ 11,150     $    11,511

Book Value                    $  2,402     $  3,858     $  1,489     $  1,040     $  2,566           --     $ 11,355              --

Average Interest Rate            5.27%        5.90%        6.06%        6.84%        6.41%           --        5.99%           5.90%

SHORT-TERM DEBT:

Principal Amount              $ 34,558           --           --           --           --           --     $ 34,558     $    34,558

Book Value                    $ 34,558           --           --           --           --           --     $ 34,558              --

Average Interest Rate            1.89%           --           --           --           --           --        1.89%           1.89%

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    (a) On April 30, 2002, U.S. Bank, N.A. d/b/a Firstar Bank ("Firstar"), a bank to which one of the Company's insurance subsidiaries, Philadelphia Indemnity Insurance Company ("PIIC"), issued insurance coverages, filed a complaint against PIIC in the United States District Court for the Southern District of Ohio (Western Division). The complaint asks for damages and a declaratory judgment against PIIC. The complaint arises principally out of a loss adjustment change and also relates to other coverage interpretations made by PIIC under the terms of residual value protection insurance policies issued to Firstar relating to vehicles financed by Firstar. The complaint alleges that as a result of the loss adjustment change Firstar may suffer damages of as much as $75,000,000. On June 27, 2002, PIIC filed an answer to the complaint denying liability with respect to the matters set forth above. PIIC believes that this claim is without merit and intends to vigorously defend this action.

    (b) As previously reported in the Company's Form 10-Q for the period ending March 31, 2001 and Form 10-K for the period ending December 31, 2001, two of the Company's subsidiaries, Liberty American Insurance Group Inc. and Mobile Homeowners Insurance Agency Inc., had filed an action in the U.S. District Court in the Middle District of Florida against WestPoint Underwriters LLC, a managing general agent, two former employees of Liberty American and a third individual, and a federal magistrate judge issued a report and recommendations to the Federal District court. With respect to Liberty American's request for preliminary relief, the findings and recommendations stated that one of the former employees had misappropriated Liberty American's trade secrets by using its software to write WestPoint's software. The magistrate judge recommended against injunctive relief, finding that damages may be available as a remedy. Liberty American objected, in part, to the findings. The District Court judge has now issued orders denying Liberty American's objections to the findings, adopting substantially all the magistrate judge's recommendations and dismissing the Company's subsidiaries' claim against the third individual referred to above. The claims against WestPoint and the two former employees referred to above are still pending.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's annual meeting of shareholders held on May 1, 2002 the following nominees were elected to the Board of Directors:

                                                                  Votes For                           Votes Withheld
                                                          --------------------------              -----------------------
         Elizabeth H. Gemmill                                    15,846,157                              257,353
         William J. Henrich, Jr.                                 15,845,862                              257,648
         Paul R. Hertel, Jr.                                     15,846,157                              257,353
         James J. Maguire                                        14,041,074                            2,062,436
         James J. Maguire, Jr.                                   14,045,569                            2,057,941
         Thomas J. McHugh                                        15,831,707                              271,803
         Michael J. Morris                                       15,846,157                              257,353
         Dirk A. Stuurop                                         15,846,157                              257,353
         Sean S. Sweeney                                         13,926,964                            2,176,546
         J. Eustace Wolfington                                   15,845,862                              257,648
         James L. Zech                                           13,879,864                            2,223,646

         The following other matters were approved at the Annual Meeting:

                                                         Votes For       Votes Against     Abstentions       Broker Non
                                                                                                               Votes
                                                         --------------  ----------------- ---------------  -------------
           Approval of the Appointment of                 15,993,295         109,538            677              0
           PricewaterhouseCoopers LLP as Independent
           Auditors for the Fiscal Year Ending December
           31, 2002

           Approval of an amendment of the Company's
           Articles of Incorporation to increase its
           authorized shares of common stock from
           50,000,000 to 100,000,000 shares               15,155,143         947,015           1,352             0

           Approval and adoption of the amendment and
           restatement of the Company's Employee Stock
           Option Plan (the "Stock Option Plan") to
           increase the number of shares of the
           Company's common stock for which options
           may be granted under the Stock Option Plan
           and to make certain changes to Plan
           administration                                 14,657,939         381,490           54,962        1,009,119

           Approval of the continuation of the
           Company's Cash Bonus Plan                      14,927,516         111,270           55,605        1,009,119

           Approval of the Company's Nonqualified
           Employee Stock Purchase Plan                   14,533,417         508,174           52,800        1,009,119

Item 5.  Other information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

  Exhibit No.                                           Description
----------------    ------------------------------------------------------------------------------------

3.1.2*              Amendment to Articles of Incorporation, Philadelphia Consolidated Holding Corp.

10.1                Philadelphia Insurance Companies Non Qualified Employee Stock Purchase Plan -
                    incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (file
                    no. 333-91216) filed with the Securities and Exchange Commission on June 26, 2002

10.2                Philadelphia Consolidated Holding Corp. Employee's Stock Option Plan (Amended and
                    Restated Effective March 24, 2002) - incorporated by reference to Exhibit 4 to
                    Registration Statement on Form S-8 (file no. 333-91218) filed with the Securities and Exchange Commission on June 26, 2002

10.3                Philadelphia Insurance Companies Key Employee Deferred Compensation Plan -
                    incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8
                    (file no. 333-90534) filed with the Securities and Exchange Commission on June 14,
                    2002

10.4*               Employment Agreement with James J. Maguire, Jr. effective June 1, 2002

10.5*               Employment Agreement with Sean S. Sweeney effective June 1, 2002

10.6*               Employment Agreement with Craig P. Keller effective June 1, 2002

99.1*               Certification of the Company's chief executive officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*               Certification of the Company's chief financial officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.



b. The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                       Registrant


Date      August 12, 2002              /s/ James J. Maguire
          ------------------------     -----------------------------------------
                                       James J. Maguire
                                       Chairman of the Board of Directors,
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date      August 12, 2002              /s/ Craig P. Keller
          ------------------------     -----------------------------------------
                                       Craig P. Keller
                                       Senior Vice President, Secretary,
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)