Form 10-Q
period 2002-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2002-11-14
CIK 909109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

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

                                 YES: |X| NO | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES: |X| NO | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 2002.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 21,560,335 shares outstanding

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Part I - Financial Information

     Item 1. Financial Statements:

         Consolidated Balance Sheets - September 30, 2002 and
           December 31, 2001                                                       3

         Consolidated Statements of Operations and Comprehensive
           Income - For the three and nine months ended
           September 30, 2002 and 2001                                             4

         Consolidated Statements of Changes in Shareholders' Equity - For the
           nine months ended September 30, 2002 and year ended
           December 31, 2001                                                       5

         Consolidated Statements of Cash Flows - For the nine
           months ended September 30, 2002 and 2001                                6

         Notes to Consolidated Financial Statements                               7-11

     Item 2

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                              12-17

     Item 3

         Quantitative and Qualitative Disclosures About Market Risk               18

     Item 4

         Controls and Procedures                                                  19

Part II - Other Information                                                       20

Signatures                                                                        21

Certification of the Company's Chief Executive Officer Pursuant to
  Section 302 of the Sarbanes-Oxley Act of 2002                                   22

Certification of the Company's Chief Financial Officer Pursuant to
  Section 302 of the Sarbanes-Oxley Act of 2002                                   23

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      As of
                                                            ----------------------------
                                                            September 30,   December 31,
                                                                2002            2001
                                                            (Unaudited)
                                                            ------------    ------------
                               ASSETS
INVESTMENTS:
   FIXED MATURITIES AVAILABLE FOR SALE AT MARKET
     (AMORTIZED COST $787,746 AND $626,326) .............   $    815,257    $    632,416
   EQUITY SECURITIES AT MARKET (COST $44,164
     AND $34,065) .......................................         44,357          40,992
                                                            ------------    ------------
       TOTAL INVESTMENTS ................................        859,614         673,408

   CASH AND CASH EQUIVALENTS ............................         48,941          49,910
   ACCRUED INVESTMENT INCOME ............................          7,595           6,582
   PREMIUMS RECEIVABLE ..................................        132,745          96,025
   PREPAID REINSURANCE PREMIUMS AND REINSURANCE
     RECEIVABLES ........................................        135,360          99,601
   DEFERRED INCOME TAXES ................................          5,121           6,196
   DEFERRED ACQUISITION COSTS ...........................         60,212          41,526
   PROPERTY AND EQUIPMENT, NET ..........................         10,744          10,082
   GOODWILL .............................................         25,724          25,724
   OTHER ASSETS .........................................         10,184           8,668
                                                            ------------    ------------
       TOTAL ASSETS .....................................   $  1,296,240    $  1,017,722
                                                            ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
POLICY LIABILITIES AND ACCRUALS:
   UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES .............   $    399,502    $    302,733
   UNEARNED PREMIUMS ....................................        306,282         197,839
                                                            ------------    ------------
       TOTAL POLICY LIABILITIES AND ACCRUALS ............        705,784         500,572
   LOANS PAYABLE ........................................         30,881          31,341
   PREMIUMS PAYABLE .....................................         40,711          25,659
   OTHER LIABILITIES ....................................         54,962          31,458
                                                            ------------    ------------
       TOTAL LIABILITIES ................................        832,338         589,030
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED AND OUTSTANDING ........................             --              --
   COMMON STOCK, NO PAR VALUE,
     100,000,000 SHARES AUTHORIZED, 21,625,335 AND
     21,509,723 SHARES ISSUED AND OUTSTANDING ...........        270,949         268,509
   NOTES RECEIVABLE FROM SHAREHOLDERS ...................         (2,672)         (3,373)
   ACCUMULATED OTHER COMPREHENSIVE INCOME ...............         18,008           8,461
   RETAINED EARNINGS ....................................        177,617         155,095
                                                            ------------    ------------
       TOTAL SHAREHOLDERS' EQUITY .......................        463,902         428,692
                                                            ------------    ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......   $  1,296,240    $  1,017,722
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                               For the Three Months             For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                            ----------------------------    ----------------------------
                                                                2002            2001            2002            2001
                                                            ------------    ------------    ------------    ------------
REVENUE:
   NET EARNED PREMIUMS ..................................   $    106,146    $     77,755    $    295,663    $    215,981
   NET INVESTMENT INCOME ................................          9,497           8,238          27,727          24,371
   NET REALIZED INVESTMENT GAIN (LOSS) ..................            199             488          (2,935)          3,105
   OTHER INCOME .........................................            419             105             435             221
                                                            ------------    ------------    ------------    ------------
     TOTAL REVENUE ......................................        116,261          86,586         320,890         243,678
                                                            ------------    ------------    ------------    ------------

LOSSES AND EXPENSES:
   LOSS AND LOSS ADJUSTMENT EXPENSES ....................        114,325          59,109         252,003         159,333
   NET REINSURANCE RECOVERIES ...........................        (35,976)         (8,469)        (59,773)        (26,675)
                                                            ------------    ------------    ------------    ------------
   NET LOSS AND LOSS ADJUSTMENT EXPENSES ................         78,349          50,640         192,230         132,658
   ACQUISITION COSTS AND OTHER
        UNDERWRITING EXPENSES ...........................         32,343          25,880          91,221          71,043
   OTHER OPERATING EXPENSES .............................          1,632             974           4,570           5,136
                                                            ------------    ------------    ------------    ------------
     TOTAL LOSSES AND EXPENSES ..........................        112,324          77,494         288,021         208,837
                                                            ------------    ------------    ------------    ------------

MINORITY INTEREST:  DISTRIBUTIONS ON COMPANY OBLIGATED
MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUST ....................................             --              --              --           2,749
                                                            ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ..............................          3,937           9,092          32,869          32,092
                                                            ------------    ------------    ------------    ------------

INCOME TAX EXPENSE (BENEFIT):
   CURRENT ..............................................          2,044           3,571          14,413          14,269
   DEFERRED .............................................           (999)           (451)         (4,066)         (3,599)
                                                            ------------    ------------    ------------    ------------

     TOTAL INCOME TAX EXPENSE ...........................          1,045           3,120          10,347          10,670
                                                            ------------    ------------    ------------    ------------

     NET INCOME .........................................   $      2,892    $      5,972    $     22,522    $     21,422
                                                            ============    ============    ============    ============

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   HOLDING GAIN ARISING DURING PERIOD ...................          6,364           3,221           7,639           1,709
   RECLASSIFICATION ADJUSTMENT ..........................           (129)           (317)          1,908          (2,018)
                                                            ------------    ------------    ------------    ------------
   OTHER COMPREHENSIVE INCOME (LOSS) ....................          6,235           2,904           9,547            (309)
                                                            ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME ....................................   $      9,127    $      8,876    $     32,069    $     21,113
                                                            ============    ============    ============    ============

PER AVERAGE SHARE DATA:
   BASIC EARNINGS PER SHARE .............................   $       0.13    $       0.34    $       1.04    $       1.37
                                                            ============    ============    ============    ============
   DILUTED EARNINGS PER SHARE ...........................   $       0.13    $       0.32    $       1.01    $       1.31
                                                            ============    ============    ============    ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING ..........................................     21,625,799      17,808,317      21,577,670      15,645,956
WEIGHTED-AVERAGE SHARE EQUIVALENTS
   OUTSTANDING ..........................................        636,828         704,534         716,017         766,746
                                                            ------------    ------------    ------------    ------------
WEIGHTED-AVERAGE SHARES AND SHARE
   EQUIVALENTS OUTSTANDING ..............................     22,262,627      18,512,851      22,293,687      16,412,702
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   For the Nine Months
                                                          Ended             For the Year Ended
                                                    September 30, 2002         December 31,
                                                        (Unaudited)                2001
                                                   -------------------      ------------------
COMMON STOCK:
  BALANCE AT BEGINNING OF YEAR ..................      $    268,509            $     46,582

  ISSUANCE OF SHARES PURSUANT TO PUBLIC OFFERING                 --                 114,518

  ISSUANCE OF SHARES PURSUANT TO STOCK
    PURCHASE CONTRACTS ..........................                --                  98,905

  EXERCISE OF EMPLOYEE STOCK OPTIONS ............             2,115                   6,437

  ISSUANCE OF SHARES PURSUANT TO STOCK
    PURCHASE PLANS ..............................               325                   2,067
                                                       ------------            ------------

      BALANCE AT END OF PERIOD ..................           270,949                 268,509
                                                       ------------            ------------

NOTES RECEIVABLE FROM SHAREHOLDERS:
  BALANCE AT BEGINNING OF YEAR ..................            (3,373)                 (2,287)

  NOTES RECEIVABLE FORFEITED (ISSUED) PURSUANT
    TO STOCK PURCHASE PLAN ......................                84                  (2,158)

  COLLECTION OF NOTES RECEIVABLE ................               617                   1,072
                                                       ------------            ------------

      BALANCE AT END OF PERIOD ..................            (2,672)                 (3,373)
                                                       ------------            ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF
  DEFERRED INCOME TAXES:
  BALANCE AT BEGINNING OF YEAR ..................             8,461                  13,494
  OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES             9,547                  (5,033)
                                                       ------------            ------------

      BALANCE AT END OF PERIOD ..................            18,008                   8,461
                                                       ------------            ------------

RETAINED EARNINGS:

  BALANCE AT BEGINNING OF YEAR ..................           155,095                 124,536

  NET INCOME ....................................            22,522                  30,559
                                                       ------------            ------------

      BALANCE AT END OF PERIOD ..................           177,617                 155,095
                                                       ------------            ------------

      TOTAL SHAREHOLDERS' EQUITY ................      $    463,902            $    428,692
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                2002              2001
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME .........................................      $    22,522       $    21,422
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     NET REALIZED INVESTMENT (GAIN) LOSS ..............            2,935            (3,105)
     DEPRECIATION AND AMORTIZATION EXPENSE ............            1,345             1,967
     DEFERRED INCOME TAX BENEFIT ......................           (4,066)           (3,599)
     CHANGE IN PREMIUMS RECEIVABLE ....................          (36,720)          (28,930)
     CHANGE IN OTHER RECEIVABLES ......................          (36,772)          (24,482)
     CHANGE IN INCOME TAXES PAYABLE ...................           (5,520)           (9,219)
     CHANGE IN DEFERRED ACQUISITION COSTS .............          (18,686)           (8,631)
     CHANGE IN OTHER ASSETS ...........................             (458)            1,054
     CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT
       EXPENSES .......................................           96,769            49,293
     CHANGE IN UNEARNED PREMIUMS ......................          108,443            54,705
     CHANGE IN OTHER LIABILITIES ......................           32,490            12,935
     TAX BENEFIT FROM EXERCISE OF EMPLOYEE
       STOCK OPTIONS ..................................            1,251            25,607
                                                             -----------       -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ....          163,533            89,017
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF INVESTMENTS IN FIXED
       MATURITIES .....................................          188,746            27,063
   PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED
       MATURITIES .....................................           82,793            47,099
   PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY
       SECURITIES .....................................           13,898            12,603
   COST OF FIXED MATURITIES ACQUIRED ..................         (422,182)         (178,611)
   COST OF EQUITY SECURITIES ACQUIRED .................          (26,703)          (11,691)
   PURCHASE OF PROPERTY AND EQUIPMENT .................           (2,484)           (1,385)
                                                             -----------       -----------
       NET CASH USED BY INVESTING ACTIVITIES ..........         (165,932)         (104,922)
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   REPAYMENTS ON LOANS PAYABLE ........................             (461)          (22,000)
   PROCEEDS FROM LOANS PAYABLE ........................               --            29,841
   PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS ...              864             2,911
   PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE .......              617               708
   PROCEEDS FROM SHARES ISSUED PURSUANT TO
     STOCK PURCHASE PLANS .............................              410                33
                                                             -----------       -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ....            1,430            11,493
                                                             -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .............             (969)           (4,412)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......           49,910            49,742
                                                             -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............      $    48,941       $    45,330
                                                             ===========       ===========

CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES .......................................      $    18,412       $     5,435
   INTEREST ...........................................      $       466       $       130

NON-CASH TRANSACTIONS:
   ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO
    EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR ......      $       (84)      $     1,243
    NOTES RECEIVABLE
   ISSUANCE OF COMMON SHARES IN SATISFACTION OF
    STOCK PURCHASE CONTRACTS ..........................               --       $    98,905

   The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      The consolidated financial statements as of and for the nine months ended September 30, 2002 and 2001 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of the information set forth therein. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year or any other period.

      These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001.

2.    Investments

      The carrying amounts for the Company's investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers. At September 30, 2002, the Company held no derivative financial instruments or embedded financial derivatives.

      The Company performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for securities meeting predetermined thresholds to determine whether a decline in fair value below a security's cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose.

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

      Realized losses recorded for the three months ended September 30, 2002 and 2001 were $0.3 million and $0 million, respectively, and for the nine months ended September 30, 2002 and 2001 were $1.5 million and $4.3 million, respectively, as a result of the other than temporary impairment evaluations.

3.    Goodwill

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (" SFAS No. 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for recognizing and measuring goodwill and other intangible assets. Under this new accounting standard, the Company ceased goodwill amortization on January 1, 2002. Goodwill amortization for the nine months ended September 30, 2001 amounted to $1.1 million.

      The following table provides a reconciliation of the prior year's three and nine month periods ended September 30 reported net income to adjusted net income had SFAS No. 142 been applied at the beginning of fiscal 2001 (in thousands, except per share amounts):

                                               Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                          ------------------------------      ------------------------------
                                              2002              2001              2002              2001
                                          ------------      ------------      ------------      ------------
Reported net income ................      $      2,892      $      5,972      $     22,522      $     21,422
Adjustment for goodwill amortization                --               376                --             1,128
                                          ------------      ------------      ------------      ------------
Adjusted net income ................      $      2,892      $      6,348      $     22,522      $     22,550
                                          ============      ============      ============      ============
Reported basic earnings per share ..      $       0.13      $       0.34      $       1.04      $       1.37
Adjustment for goodwill amortization                --              0.02                --              0.07
                                          ------------      ------------      ------------      ------------
Adjusted basic earnings per share ..      $       0.13      $       0.36      $       1.04      $       1.44
                                          ============      ============      ============      ============
Reported diluted earnings per share       $       0.13      $       0.32      $       1.01      $       1.31
Adjustment for goodwill amortization                --              0.02                --              0.07
                                          ------------      ------------      ------------      ------------
Adjusted diluted earnings per share       $       0.13      $       0.34      $       1.01      $       1.38
                                          ============      ============      ============      ============

4.    Liability for Unpaid Loss and Loss Adjustment Expenses

      The liability for unpaid loss and loss adjustment expenses reflects the Company's best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Estimating the ultimate claims liability is necessarily a complex and judgmental process, inasmuch as the amounts are based on management's informed estimates and judgments using data currently available. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company's liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available the Company's estimate for the liability for unpaid loss and loss adjustment expenses is revised accordingly. If the Company's ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2002, the related adjustments could have a material adverse impact on the Company's financial condition, and results of operations.

      Due to adverse changes in the estimates of insured events in prior years for the Company's outstanding residual value policies, as previously reported in the Company's Form 10-Q for the period ending June 30, 2002, the Company, as part of its monitoring and evaluation procedures, engaged two consulting firms to aid in evaluating the ultimate potential loss exposure under these policies. As a result of the indications of these evaluations, the Company increased its unpaid loss and loss adjustment expenses by $27.0 million ($15.0 million net of reinsurance recoverables). The adverse development results from changes in various factors primarily related to the used car market which have occurred subsequent to the inception date of the policies.

      Additionally, the increase in unpaid loss and loss adjustment expense ceded to the Company's reinsurer for the residual value policies utilized the remaining reinsurance limit available to the Company under a combined coverage reinsurance contract. Accordingly, the ceded unearned premium reserve of $5.1 million for the Company's combined coverage reinsurance was fully amortized during the three months ended September 30, 2002. The combined coverage reinsurance contract provided a 2002 accident year aggregate stop loss cover which had not been utilized by the Company, reinsurance coverage for the residual value line of business, and $10.0 million excess $5.0 million catastrophe property reinsurance coverage. The Company continues to maintain $306.5 million excess $15.0 million catastrophe property reinsurance on its Florida business.

5.    Loans Payable

      As of September 30, 2002, the Company had aggregate borrowings of $30.9 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings are invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

6.    Earnings Per Share

      Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and nine months ended September 30, 2002 and 2001, respectively (in thousands, except per share data):

                                                    As of and For the Three      As of and For the Nine
                                                         Months Ended               Months Ended
                                                         September 30,              September 30
                                                    -----------------------     ----------------------
                                                      2002          2001          2002          2001
                                                    --------      --------      --------      --------
Weighted-Average Common Shares Outstanding ...        21,626        17,808        21,578        15,646

Weighted-Average Share Equivalents Outstanding           637           705           716           767
                                                    --------      --------      --------      --------

Weighted-Average Shares and Share
 Equivalents Outstanding .....................        22,263        18,513        22,294        16,413
                                                    ========      ========      ========      ========

Net Income ...................................      $  2,892      $  5,972      $ 22,522      $ 21,422
                                                    ========      ========      ========      ========

Basic Earnings per Share .....................      $   0.13      $   0.34      $   1.04      $   1.37
                                                    ========      ========      ========      ========

Diluted Earnings per Share ...................      $   0.13      $   0.32      $   1.01      $   1.31
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

9.    Comprehensive Income

      Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains arising during the three and nine months ended September 30, 2002 and 2001 was $3.4 million and $1.7 million, respectively, and $4.1 million and $0.9 million, respectively. The related tax effect of Reclassification Adjustments for the three and nine months ended September 30, 2002 and 2001 was ($0.1) million and ($0.2) million, respectively, and $1.0 million and ($1.1) million respectively.

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

      Following is a tabulation of business segment information for the three and nine months ended September 30, 2002 and 2001. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                                         Nine Months Ended,
                                               ------------------------------------------------------------------------
                                               Commercial     Specialty       Personal
                                                 Lines          Lines          Lines        Corporate         Total
                                              ------------   ------------   ------------   ------------    ------------
September 30, 2002:
Gross Written Premiums ....................   $    360,169   $     82,427   $     65,125   $         --    $    507,721
                                              ------------   ------------   ------------   ------------    ------------
Net Written Premiums ......................   $    287,797   $     76,625   $     31,670   $         --    $    396,092
                                              ------------   ------------   ------------   ------------    ------------
Revenue:
  Net Earned Premiums .....................   $    208,396   $     61,157   $     26,110   $         --    $    295,663
  Net Investment Income ...................             --             --             --         27,727          27,727
  Net Realized Investment Loss ............             --             --             --         (2,935)         (2,935)
  Other Income ............................             --             --          1,294           (859)            435
                                              ------------   ------------   ------------   ------------    ------------
  Total Revenue ...........................        208,396         61,157         27,404         23,933         320,890
                                              ------------   ------------   ------------   ------------    ------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses ..        147,723         30,551         13,956             --         192,230
   Acquisition Costs and Other Underwriting
     Expenses .............................             --             --             --         91,221          91,221
   Other Operating Expenses ...............             --             --            140          4,430           4,570
                                              ------------   ------------   ------------   ------------    ------------
   Total Losses and Expenses ..............        147,723         30,551         14,096         95,651         288,021
                                              ------------   ------------   ------------   ------------    ------------

Income Before Income Taxes ................         60,673         30,606         13,308        (71,718)         32,869

Total Income Tax Expense ..................             --             --             --         10,347          10,347
                                              ------------   ------------   ------------   ------------    ------------

Net Income ................................   $     60,673   $     30,606   $     13,308   $    (82,065)   $     22,522
                                              ============   ============   ============   ============    ============

Total Assets ..............................   $         --   $         --   $    215,058   $  1,081,182    $  1,296,240
                                              ============   ============   ============   ============    ============

September 30, 2001:
Gross Written Premiums ....................   $    236,795   $     60,699   $     64,406   $         --    $    361,900
                                              ------------   ------------   ------------   ------------    ------------
Net Written Premiums ......................   $    167,088   $     53,465   $     35,268   $         --    $    255,821
                                              ------------   ------------   ------------   ------------    ------------
Revenue:
  Net Earned Premiums .....................   $    137,106   $     50,060   $     28,815   $         --    $    215,981
  Net Investment Income ...................             --             --             --         24,371          24,371
  Net Realized Investment Gain ............             --             --             --          3,105           3,105
  Other Income ............................             --             --          2,189         (1,968)            221
                                              ------------   ------------   ------------   ------------    ------------
  Total Revenue ...........................        137,106         50,060         31,004         25,508         243,678
                                              ------------   ------------   ------------   ------------    ------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses ..         86,551         31,458         14,649             --         132,658
   Acquisition Costs and Other Underwriting
     Expenses .............................             --             --             --         71,043          71,043
   Other Operating Expenses ...............             --             --          1,162          3,974           5,136
                                              ------------   ------------   ------------   ------------    ------------
   Total Losses and Expenses ..............         86,551         31,458         15,811         75,017         208,837
                                              ------------   ------------   ------------   ------------    ------------

Minority Interest:  Distributions on
Company Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary
  Trust ...................................             --             --             --          2,749           2,749
                                              ------------   ------------   ------------   ------------    ------------

Income Before Income Taxes ................         50,555         18,602         15,193        (52,258)         32,092

Total Income Tax Expense ..................             --             --             --         10,670          10,670
                                              ------------   ------------   ------------   ------------    ------------

Net Income ................................   $     50,555   $     18,602   $     15,193   $    (62,928)   $     21,422
                                              ============   ============   ============   ============    ============

Total Assets ..............................   $         --   $         --   $    174,652   $    704,916    $    879,568
                                              ============   ============   ============   ============    ============

                                                                       Three Months Ended,
                                              -------------------------------------------------------------------------
                                               Commercial     Specialty       Personal
                                                 Lines          Lines          Lines        Corporate         Total
                                              ------------   ------------   ------------   ------------    ------------
September 30, 2002:
Gross Written Premiums ....................   $    161,139   $     30,103   $     19,232   $         --    $    210,474
                                              ------------   ------------   ------------   ------------    ------------
Net Written Premiums ......................   $    126,595   $     28,137   $      6,501   $         --    $    161,233
                                              ------------   ------------   ------------   ------------    ------------
Revenue:
  Net Earned Premiums .....................   $     77,051   $     21,748   $      7,347   $         --    $    106,146
  Net Investment Income ...................             --             --             --          9,497           9,497
  Net Realized Investment Gain ............             --             --             --            199             199
  Other Income ............................             --             --            372             47             419
                                              ------------   ------------   ------------   ------------    ------------
  Total Revenue ...........................         77,051         21,748          7,719          9,743         116,261
                                              ------------   ------------   ------------   ------------    ------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses ..         66,457          7,398          4,494             --          78,349
   Acquisition Costs and Other Underwriting
     Expenses .............................             --             --             --         32,343          32,343
   Other Operating Expenses ...............             --             --             78          1,554           1,632
                                              ------------   ------------   ------------   ------------    ------------
   Total Losses and Expenses ..............         66,457          7,398          4,572         33,897         112,324
                                              ------------   ------------   ------------   ------------    ------------

Income Before Income Taxes ................         10,594         14,350          3,147        (24,154)          3,937

Total Income Tax Expense ..................             --             --             --          1,045           1,045
                                              ------------   ------------   ------------   ------------    ------------

Net Income ................................   $     10,594   $     14,350   $      3,147   $    (25,199)   $      2,892
                                              ============   ============   ============   ============    ============

Total Assets ..............................   $         --   $         --   $    215,058   $  1,081,182    $  1,296,240
                                              ============   ============   ============   ============    ============

September 30, 2001:
Gross Written Premiums ....................   $    101,206   $     19,101   $     16,886             --    $    137,193
                                              ------------   ------------   ------------   ------------    ------------
Net Written Premiums ......................   $     72,782   $     16,733   $      6,683             --    $     96,198
                                              ------------   ------------   ------------   ------------    ------------
Revenue:
  Net Earned Premiums .....................   $     51,028   $     17,350   $      9,377             --    $     77,755
  Net Investment Income ...................             --             --             --          8,238           8,238
  Net Realized Investment Gain ............             --             --             --            488             488
  Other Income ............................             --             --            591           (486)            105
                                              ------------   ------------   ------------   ------------    ------------
  Total Revenue ...........................         51,028         17,350          9,968          8,240          86,586
                                              ------------   ------------   ------------   ------------    ------------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses ..         35,040         10,854          4,746             --          50,640
   Acquisition Costs and Other Underwriting
     Expenses .............................             --             --             --         25,880          25,880
   Other Operating Expenses ...............             --             --            384            590             974
                                              ------------   ------------   ------------   ------------    ------------
   Total Losses and Expenses ..............         35,040         10,854          5,130         26,470          77,494
                                              ------------   ------------   ------------   ------------    ------------

Income Before Income Taxes ................         15,988          6,496          4,838        (18,230)          9,092

Total Income Tax Expense ..................             --             --             --          3,120           3,120
                                              ------------   ------------   ------------   ------------    ------------

Net Income ................................   $     15,988   $      6,496   $      4,838   $    (21,350)   $      5,972
                                              ============   ============   ============   ============    ============

Total Assets ..............................             --             --   $    174,652   $    704,916    $    879,568
                                              ============   ============   ============   ============    ============

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

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

- Claims development and the process of estimating loss reserves - Estimating the Company's ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgemental process, inasmuch as the amounts of any ultimate liability of the Company with respect to such claims are based on management's informed estimates and judgments using data currently available.

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

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30,
2001)

      Premiums: Gross written premiums grew $145.8 million (40.3%) to $507.7 million for the nine months ended September 30, 2002 from $361.9 million for the same period of 2001; gross earned premiums grew $92.7 million (30.2%) to $399.7 million for the nine months ended September 30, 2002 from $307.0 million for the same period of 2001; net written premiums increased $140.3 million (54.9%) to $396.1 million for the nine months ended September 30, 2002 from $255.8 million for the same period of 2001; and net earned premiums grew $79.7 million (36.9%) to $295.7 million in 2002 from $216.0 million in 2001.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2002 vs. September 30, 2001 amount to $123.4 million (52.1%), $21.7 million (35.8%)
and $0.7 million (1.1%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

- Rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company's commercial and specialty lines business segments and continue to result

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                                   (Continued)

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

- Rate increases realized on renewal business for the commercial lines segment, the specialty lines segment and the personal lines segment and increases in the number of policies written.

Overall premium growth has been offset in part by the following factors:

- Specialty Lines Segment - The Company's decision not to renew certain policies in the professional liability product lines due to inadequate pricing levels being experienced as a result of market conditions and/or loss experience emerging at higher than expected levels.

- Personal Lines Segment - The Company's decision not to write new business or renew certain policies in designated areas of Florida in the Company's manufactured housing and homeowners product lines, based on an evaluation of property exposures and related catastrophe loss considerations.

Pursuant to a routine underwriting review which focused on pricing adequacy and loss experience, as well as other underwriting criteria, the Company cancelled a Commercial Automobile Excess Liability Insurance customer (Commercial Lines Underwriting Group) effective October 22, 2002 as a result of an unacceptable underwriting risk profile. Such customer's gross written premium and net written premium amounted to $30.9 million and $9.5 million, respectively, for the nine months ended September 30, 2002.

Additionally, the respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2002 vs. September 30, 2001 amount to $120.7 million (72.2%), $23.2 million (43.3%) and ($3.6) million (10.2%) respectively. The differing percentage increases (decreases) in net written premiums versus gross written premiums for the period is primarily due to the Company commuting a 2001 accident year aggregate stop loss reinsurance program during the three months ended June 30, 2002 whereby net written and net earned premiums increased by $3.6 million ($2.4 million Commercial Lines, $0.8 million Specialty Lines, $0.4 million Personal Lines), and in part to other various changes in, or pricing of, the Company's reinsurance program. Additionally, during the three months ended September 30, 2002, as a result of utilizing the remaining reinsurance limit available to the Company under a combined coverage reinsurance contract for its residual value line of business, the ceded unearned premium reserve of $5.1 million related to this reinsurance was fully amortized.

            Net Investment Income: Net investment income approximated $27.7 million for the nine months ended September 30, 2002 and $24.4 million for the same period of 2001. Total investments grew to $859.6 million at September 30, 2002 from $543.6 million at September 30, 2001. The growth in investment income is due to investing net cash flows provided from operating activities and the proceeds of the Company's fourth quarter 2001 equity offering. The capital market environment during 2001 and most of 2002 (low U.S. Treasury yields) had the effect of increasing the level of prepayments in certain of the Company's interest rate sensitive investments. Additionally, due to the capital market environment, the Company has invested approximately $100 million in floating rate and shorter amortizing securities to minimize interest rate risk with the expectation of reinvesting these funds into longer duration investments at higher future fixed income rates. The Company's average duration of its fixed income portfolio approximated 3.3 years at September 30, 2002, compared to 3.1 years at September 30, 2001, and the Company's tax equivalent book yield on its fixed income holdings was 5.7% at September 30, 2002, compared to 7.0% at September 30, 2001.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                                   (Continued)

            Net Realized Investment Gain (Loss): Net realized investment gains (losses) were ($2.9) million for the nine months ended September 30, 2002 and $3.1 million for the same period in 2001. The Company realized net investment losses of $2.6 million from the sales of common stock equity securities and $1.2 million in net investment gains from the sale of fixed maturity securities during the nine months ended September 30, 2002. Additionally, $1.5 million in non-cash realized investment losses were recorded on certain securities as a result of the Company's impairment evaluation. The Company realized net investment gains of $5.9 million from the sales of common stock equity securities and $1.5 million from the sales of fixed maturity securities during the nine months ended September 30, 2001. These realized net investment gains were offset in part by $4.3 million in non-cash realized investment losses experienced on certain securities as a result of the Company's impairment evaluation. The proceeds from the sales were reinvested in fixed maturity securities to increase current investment income, lessen the Company's holdings in certain common stock positions, and decrease the overall percentage of investments in common stock securities.

            Other Income: Other income approximated $435,000 for the nine months ended September 30, 2002 and $221,000 for the same period of 2001. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is not writing new business or renewing certain policies in designated areas of Florida for the Company's manufactured housing product as a result of its property exposures in these areas and related catastrophe loss considerations.

            Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $59.5 million (44.8%) to $192.2 million for the nine months ended September 30, 2002 from $132.7 million for the same period of 2001 and the loss ratio increased to 65.0% in 2002 from 61.4% in 2001. This increase in net loss and loss adjustment expenses was due principally to the 36.9% growth in net earned premiums, and in part to the Company increasing loss and loss adjustment expenses incurred by $32.0 million ($20.0 million net of reinsurance recover-ables) as a result of changes in estimates of insured events in prior years. Such adverse loss development is due to losses emerging at a higher rate on automobile leases currently expiring on residual value policies than had been originally anticipated when the reserves were estimated, primarily as a result of a deterioration in the value of used cars. The Company also commuted a 2001 accident year aggregate stop loss reinsurance program in the second quarter of 2002, resulting in net written and net earned premium increasing by $3.6 million. The Company had not ceded any losses to the 2001 accident year aggregate stop loss reinsurance program. The nine months ended September 30, 2001 included a $4.0 million increase to unpaid loss and loss adjustment expenses arising from business interruption, business personal property, business property and workers' compensation exposures relating to the September 11, 2001 terrorist attacks.

            Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $20.2 million (28.5%) to $91.2 million for the nine months ended September 30, 2002 from $71.0 million for the same period of 2001. This increase was due primarily to the 36.9% growth in net earned premiums, offset in part by:

- A lower weighted average effective commission rate incurred on the commercial and specialty lines segment products of 12.8% for the nine months ended September 30, 2002 compared to a weighted average effective commission rate of 13.4% for the nine months ended September 30, 2001. The Company has been able to incur a relatively lower commission rate on business produced by independent agents in the current market environment.

- Incremental written premium growth without a corresponding incremental increase in operating leverage.

            Other Operating Expenses: Other operating expenses decreased $0.5 million to $4.6 million for the nine months ended September 30, 2002 from $5.1 million for the same period of 2001. The decrease in other operating expenses was primarily due to the discontinuance of goodwill amortization effective January 1, 2002. This decrease has been partially offset by an increase in expenses attributable to increased operating activities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                                   (Continued)

            Income Tax Expense: The Company's effective tax rate for the nine months ended September 30, 2002 and 2001 was 31.5% and 33.3%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and in part due to the discontinuance of goodwill amortization. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30,
2001)

            Premiums: Gross written premiums grew $73.3 million (53.4%) to $210.5 million for the three months ended September 30, 2002 from $137.2 million for the same period of 2001; gross earned premiums grew $34.7 million (30.3%) to $149.3 million for the three months ended September 30, 2002 from $114.6 million for the same period of 2001; net written premiums increased $65.0 million (67.6%) to $161.2 million for the three months ended September 30, 2002 from $96.2 million for the same period of 2001; and net earned premiums grew $28.3 million (36.4%) to $106.1 million in 2002 from $77.8 million in 2001.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2002 vs. September 30, 2001 amount to $59.9 million (59.2%), $11.0 million (57.6%) and $2.3 million, (13.9%) respectively. The overall growth in gross written premiums is primarily attributable to the following:

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

- Rate increases realized on renewal business for the commercial lines segment, the specialty lines segment and the personal lines segment and increases in the number of policies written.

The respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2002 vs. September 30, 2001 amount to $53.8 million (73.9%), $11.4 million (68.2%) and ($0.2) million (2.7%) respectively. The differing percentage increases (decreases) in net written premiums versus gross written premiums for the period is primarily due to various changes in the Company's reinsurance program. Additionally, during the three months ended September 30, 2002, as a result of utilizing the remaining reinsurance limit available to the Company under a combined coverage reinsurance contract for its residual value line of business, the ceded unearned premium reserve of $5.1 million related to this reinsurance was fully amortized.

            Net Investment Income: Net investment income approximated $9.5 million for the three months ended September 30, 2002 and $8.2 million for the same period of 2001. Total investments grew to $859.6 million at September 30, 2002 from $543.6 million at September 30, 2001. The growth in investment income is due to investing net cash flows provided from operating activities and the proceeds of the Company's fourth quarter 2001 equity offering. The capital market environment of 2001 and the third quarter 2002 (low U.S. Treasury yields) had the effect of increasing the level of prepayments in certain of the Company's interest rate sensitive investments. Additionally, due to this capital market environment, the Company has invested approximately $100 million in floating rate and shorter amortizing securities to minimize interest rate risk with the expectation of reinvesting these funds in longer duration investments at higher future fixed income rates.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                                   (Continued)

            Net Realized Investment Gain: Net realized investment gains were $0.2 million for the three months ended September 30, 2002 and $0.5 million for the same period in 2001. The Company realized net investment losses of $0.3 million from the sales of common stock equity securities and $0.8 million in net investment gains from the sales of fixed maturity securities during the three months ended September 30, 2002. Additionally, $0.3 million in non-cash realized investment losses were recorded on certain securities as a result of the Company's impairment evaluation. The Company realized net investment gains of $0.5 million from the sales of fixed maturity securities during the three months ended September 30, 2001.

            Other Income: Other income approximated $400,000 for the three months ended September 30, 2002 and $105,000 for the same period of 2001. Other income primarily consisted of commissions earned on brokered personal lines business and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is not writing new business or renewing certain policies in designated areas of Florida for the Company's manufactured housing product as a result of its property exposures in these areas and related catastrophe loss considerations.

            Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $27.7 million (54.7%) to $78.3 million for the three months ended September 30, 2002 from $50.6 million for the same period of 2001 and the loss ratio increased to 73.8% in 2002 from 65.1% in 2001. This increase in net loss and loss adjustment expenses was due principally to the 36.4% growth in net earned premiums, and in part to the Company increasing loss and loss adjustment expenses incurred by $27.0 million ($15.0 million net of reinsurance recover-ables) as a result of changes in estimates of insured events in prior years. Such adverse loss development is due to losses emerging at a higher rate on automobile leases currently expiring on residual value policies than had been originally anticipated when the reserves were estimated, primarily as a result of the deterioration in the value of used cars. The three months ended September 30, 2001 included a $4.0 million increase to unpaid loss and loss adjustment expenses arising from business interruption, business personal property, business property and workers' compensation exposures relating to the September 11, 2001 terrorist attacks.

            Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $6.4 million (24.7%) to $32.3 million for the three months ended September 30, 2002 from $25.9 million for the same period of 2001. This increase was due primarily to the 36.4% growth in net earned premiums, offset in part by:

- A lower weighted average effective commission rate incurred on the commercial and specialty lines segment products of 12.3% for the three months ended September 30, 2002 compared to a weighted average effective commission rate of 13.1% for the three months ended September 30, 2001. The Company has been able to incur a relatively lower commission rate on business produced by independent agents in the current market environment.

- Incremental written premium growth without a corresponding incremental increase in operating leverage.

            Other Operating Expenses: Other operating expenses increased $0.6 million to $1.6 million for the three months ended September 30, 2002 from $1.0 million for the same period of 2001. The increase in other operating expenses is principally due to increased expenses attributable to operating activities, partially offset by the discontinuance of goodwill amortization effective January 1, 2002.

            Income Tax Expense: The Company's effective tax rate for the three months ended September 30, 2002 and 2001 was 26.5% and 34.3%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and in part to the discontinuance of goodwill amortization. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

            For the nine months ended September 30, 2002, the Company's investments experienced unrealized investment appreciation of $9.5 million, net of the related deferred tax expense of $5.1 million. At September 30, 2002, the Company had total investments with a carrying value of $859.6 million, of which 94.9% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 5.1% of the Company's total investments consisted primarily of publicly traded common stock securities.

            The Company produced net cash from operations of $163.5 million and $89.0 million, respectively, for the nine months ended September 30, 2002 and 2001. Management believes that the Company has adequate ability to pay all claims and meet all other cash needs.

            Two of the Company's insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh ("FHLB"). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member's access to credit is based upon its FHLB eligible collateral. At September 30, 2002 the insurance subsidiaries' borrowing capacity was $92.9 million. The insurance subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $30.9 million at September 30, 2002 and bear interest at adjusted LIBOR and mature twelve months from inception and are collateralized by $35.6 million of the Company's fixed maturity securities. The weighted-average interest rate on borrowings outstanding as of September 30, 2002 was 1.94%.

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

FORWARD-LOOKING INFORMATION

            Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably, (v) claims development and the process of estimating loss reserves; and (vi) catastrophe losses.

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

                                                                SEPTEMBER 30, 2002
                                                             EXPECTED MATURITY DATES                                TOTAL
                                                   (In thousands, except average interest rate)                     FAIR
                               2002        2003        2004        2005        2006     Thereafter    TOTAL         VALUE
                             --------    --------    --------    --------    --------   ----------   --------    -----------
FIXED MATURITIES AVAILABLE
FOR SALE:

Principal Amount             $ 18,650    $ 67,830    $143,810    $115,380    $ 61,680    $381,940    $789,290    $   806,177

Book Value                   $ 18,670    $ 67,870    $144,750    $116,520    $ 61,520    $369,456    $778,786             --

Average Interest Rate            6.22%       5.17%       4.67%       4.81%       5.85%       5.29%       5.16%          4.16%

PREFERRED:

Principal Amount                   --    $  3,750    $  1,500    $  1,000    $  2,500          --    $  8,750    $     9,080

Book Value                         --    $  3,860    $  1,490    $  1,040    $  2,570          --    $  8,960             --

Average Interest Rate              --        5.90%       6.06%       6.84%       6.41%         --        6.18%          6.10%

SHORT-TERM INVESTMENTS:

Principal Amount             $ 45,050          --          --          --          --          --    $ 45,050    $    45,040

Book Value                   $ 45,040          --          --          --          --          --    $ 45,040             --

Average Interest Rate            1.60%         --          --          --          --          --        1.60%          1.60%

LOANS PAYABLE:

Principal Amount             $  2,500    $ 28,381          --          --          --          --    $ 30,881             --

Average Interest Rate            1.94%       1.94%         --          --          --          --        1.94%            --

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
                         ITEM 4. CONTROLS AND PROCEDURES

            (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within such entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

            (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, including any corrective actions with regard to deficiencies and material weaknesses in such controls.

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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

Exhibit No.                                Description
----------      ----------------------------------------------------------------
10.1* (1)       Employment Agreement with James J. Maguire, effective June 1,
                2002

10.2* (1)       Employment Agreement with Christopher J. Maguire, effective June
                1, 2002


99.1* Certification of the Company's chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2* Certification of the Company's chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

(1)   Compensatory plan or arrangement.

b. The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHILADELPHIA CONSOLIDATED HOLDING CORP.
                                       Registrant


Date November 13, 2002                 /s/ James J. Maguire, Jr.
     ------------------------          -----------------------------------------
                                       James J. Maguire, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date November 13, 2002                 /s/ Craig P. Keller
     ------------------------          -----------------------------------------
                                       Craig P. Keller
                                       Senior Vice President, Secretary,
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                  CERTIFICATION

I, James J. Maguire, Jr., President and Chief Executive Officer of Philadelphia Consolidated Holding Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Philadelphia Consolidated Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002           Signed: /s/ James J. Maguire, Jr.
     -------------------                 ---------------------------------------
                                  Name:  James J. Maguire, Jr.
                                         ---------------------------------------
                                  Title: President and Chief Executive Officer
                                         ---------------------------------------

                                  CERTIFICATION

I, Craig P. Keller, Chief Financial Officer of Philadelphia Consolidated Holding Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Philadelphia Consolidated Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                   Signed: /s/ Craig P. Keller
     ------------------------                    ------------------------------
                                          Name:  Craig P. Keller
                                                 -------------------------------
                                          Title: Chief Financial Officer
                                                 -------------------------------