Form 10-K
period 2002-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2003-03-31
CIK 909109

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Transition Period from__________ to __________

                         COMMISSION FILE NUMBER: 0-22280

                     PHILADELPHIA CONSOLIDATED HOLDING CORP.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                               23-2202671
             ------------                               ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

       ONE BALA PLAZA, SUITE 100
       BALA CYNWYD, PENNSYLVANIA                           19004
       -------------------------                           -----
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (610) 617-7900

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                 YES [ ] NO: |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Act.
                                 YES [X] NO: [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 26, 2003 as reported on the NASDAQ National Market System, was $405,367,423. Shares of Common Stock held by each executive officer and director and by each person who is known by the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2003, Registrant had outstanding 21,857,806 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for Registrant's 2003 Annual Meeting of Shareholders to be held May 1, 2003 are incorporated by reference in Part III.

                                     PART I

Item 1.  BUSINESS

GENERAL

         As used in this Annual Report on Form 10-K, (i) "Philadelphia Insurance" refers to Philadelphia Consolidated Holding Corp., (ii) the "Company" refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the "Insurance Subsidiaries" refers to Philadelphia Indemnity Insurance Company ("PIIC"), Philadelphia Insurance Company ("PIC"), Mobile USA Insurance Company ("MUSA") and Liberty American Insurance Company ("LAIC"), collectively; (iv) "MIA" refers to Maguire Insurance Agency, Inc., a captive underwriting manager; (v) "MHIA" refers to Mobile Homeowners Insurance Agencies, Inc., a managing general agency; (vi) "Premium Finance" refers to Liberty American Premium Finance Company; and (vii) "PCHC Investment" refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984, as an insurance holding company. Liberty American Insurance Group, Inc., a Delaware insurance holding company, and its subsidiaries of MUSA, LAIC, MHIA and Premium Finance, are sometimes referred to herein collectively as "Liberty".

         During 2002, the Company continued its growth through adherence to its core philosophies of specialization, mixed marketing and profitable underwriting. 2002 gross written premiums increased 40.1% to $663.7 million. Premium growth was primarily attributable to the Company capitalizing on recent turmoil in the property and casualty market. The turmoil created a general environment of rate increases and conservative risk selection in the marketplace. The Company's GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 94.3%, which was substantially lower than the property and casualty industry as a whole. Total assets increased to $1.4 billion, and shareholders' equity increased to $477.8 million.

INDUSTRY TRENDS

         During the 1990s and into 2000, the insurance industry maintained excess capacity, creating highly competitive market conditions, as evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurer. As a result, the industry suffered from reduced profitability and a contraction of capacity as insurers chose or were forced to exit the marketplace. Subsequently, a tumultus environment has emerged in the property and casualty insurance industry in large part due to: the significant losses caused by the terrorists events of September 11, 2001; continued rating downgrades and insolvencies; and lower interest rates resulting in reduced investment income. These factors have resulted in a general environment of rate increases and conservative risk selection. Industry participants expect rate increases and improving terms will continue possibly for an extended period of time. Increased reinsurance costs, to some extent, offset the benefits of these trends to the Company and to insurance companies in general.

         During 2002, the Company' rate increases on renewal business approximated 16.0%, 26.0% and 8.0% for the commercial, specialty and personal lines segments, respectively. There can be no assurance, however, that these favorable trends will continue or that these rate increases can be sustained.

BUSINESS OVERVIEW AND STRATEGY

         The Company designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. Insurance products are distributed through a diverse multichannel delivery system centered around the Company's direct production underwriting organization. A select group of 85 "preferred agents" and a broader network of approximately 6,000 independent agents supplement the production underwriting organization, which consisted of 172 professionals located in 36 regional and field offices across the United States as of December 31, 2002.

         The Company's commercial products include commercial multi-peril package insurance targeting specialized niches, including, among others, non-profit organizations, health and fitness organizations, homeowners' associations, condominium associations, specialty schools and day care facilities; commercial automobile insurance targeting the leasing and rent-a-car industries; property insurance for large commercial accounts such as shopping centers, business parks and medical facilities; and inland marine products targeting larger risks such as new builders' risk and miscellaneous property floaters.

         The Company also writes select classes of professional liability and directors' and officers' liability products, as well as personal property and casualty products for the manufactured housing and homeowners' markets.

         The Company maintains detailed systems, records and databases that enable the continuous monitoring of its book of business in order to identify and react swiftly to positive or negative developments and trends. The Company is able to track performance, including loss ratios, by segment, product, region, state, producer and policyholder. Detailed profitability reports are produced and reviewed on a routine, primarily monthly, basis as part of the policy of regularly analyzing and reviewing the Company's book of business.

         The Company maintains a local presence to more effectively serve its producer and customer base, operating through 10 regional offices and 26 field offices throughout the country, which report to the regional offices. These offices are staffed with field underwriters, marketers and, in some cases, claim personnel, which interact closely with home office management in making key decisions. This approach allows the Company to adapt its underwriting and marketing strategies to local conditions and build value added relationships with its customers and producers.

         The Company selects and targets industries and niches that present specialized areas of expertise where it believes it can grow business through creatively developing insurance products with innovative features specially designed to meet those areas of demand. The Company believes that these features are not included in typical property and casualty policies, enabling it to compete based on the unique or customized nature of the coverage provided.

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

         The following table sets forth, for the years ended December 31, 2002, 2001 and 2000, the gross written premiums for each of the Company's business segments and the relative percentages that such premiums represented.

                                                            For the Years Ended December 31,
                                    -------------------------------------------------------------------------------
                                              2002                       2001                        2000
                                              ----                       ----                        ----

                                      Dollars    Percentage     Dollars     Percentage      Dollars      Percentage
                                      -------    ----------     -------     ----------      -------      ----------

                                                                (dollars in thousands)

Commercial Lines...............     $  473,984      71.4%     $  315,948       66.7%       $  239,446       66.2%

Specialty Lines................        109,292      16.5          79,317       16.7            68,193       18.8

Personal Lines.................         80,463      12.1          78,300       16.6            54,233       15.0
                                    ----------     -----      ----------      -----        ----------      -----

Total..........................     $  663,739     100.0%     $  473,565      100.0%       $  361,872      100.0%
                                    ==========     =====      ==========      =====        ==========      =====

Commercial Lines:

         Commercial Package: The Company has provided commercial multi-peril package policies to targeted niche markets for over 15 years. The primary customers for these policies include:

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

         Commercial Automobile and Commercial Excess: The Company has provided primary, excess, contingent, interim and garage liability; physical damage; property; and Guaranteed Asset Protection (GAP) to targeted markets for over 35 years. The primary customers for these policies include:

         -    rental car companies

         -    leasing companies

         -    banks

         -    credit unions

         Specialty Property & Inland Marine: The Company has provided property and inland marine coverage to targeted markets for the past 5 years. The primary customers for these policies include:

         -    shopping centers

         -    business parks

         -    medical facilities

         -    hotels and motels

         -    new construction (inland marine)

Specialty Lines:

         The Company has provided error and omissions (professional) and directors and officers (D&O) liability to targeted classes of business for approximately 14 years. The professional liability products provide errors and omissions coverage primarily for:

         -    lawyers

         -    accountants

         - miscellaneous (marketing, management, computer, marriage/family counseling) consultants

         The directors' and officers' product, with an emphasis on non-profit institutions and private companies are offered to:

         -    non-profit (501(c)(3) companies)

         -    for-profit - public and private companies.

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

         Products offered include manufactured housing insurance for senior citizen retirees in "preferred" parks, a program for newly constructed manufactured homes on private property; and a preferred homeowners' program that targets newer homes valued between $100,000 and $250,000 in gated retiree communities. In coastal counties in Florida a homeowners' program is also offered that excludes wind exposure. The Citizens Property Insurance Corporation insures the wind exposure on these risks.

Geographic Distribution

         The following table provides the geographic distribution of the Company's risks insured as represented by direct earned premiums for all reportable business segments for the year ended December 31, 2002. No other state accounted for more than 2% of total direct earned premiums for all product lines for the year ended December 31, 2002 (dollars in thousands).

                State                     Direct Earned Premiums       Percent of Total
                -----                     ----------------------       ----------------
Florida.............................            $ 125,000                    22.7%
California..........................               60,677                    11.0
New York............................               40,328                     7.3
Texas...............................               27,607                     5.0
Pennsylvania........................               23,407                     4.3
Ohio................................               22,594                     4.1
Illinois............................               22,575                     4.1
New Jersey..........................               20,623                     3.7
Massachusetts.......................               19,092                     3.5
Other...............................              188,540                    34.3
                                                ---------                   -----
Total Direct Earned Premiums........            $ 550,443                   100.0%
                                                =========                   =====

See Note 18 to the Company's financial statements included with this Form 10-K for information concerning the revenues, net income and assets of the Company's business segments.

Underwriting and Pricing

         The Company's business segments are organized around its three underwriting divisions: Commercial Lines, Specialty Lines, and Personal Lines. Each underwriting division's responsibilities include: pricing, managing the risk selection process, and monitoring loss ratios by product and insured.

         The Company attempts to adhere to conservative underwriting and pricing practices. The Company's underwriting strategy is detailed in a document which is signed by each underwriting professional. Written underwriting guidelines are maintained, and updated regularly, for all classes of business underwritten. Adherence to underwriting guidelines is maintained through underwriting audits conducted by the Company. Product price levels are measured utilizing a price monitoring system which measures the aggregate price level of the book of business. This system is intended to assist management and underwriters in promptly recognizing and correcting price deterioration. When necessary, the Company is willing to re-underwrite, sharply curtail or discontinue a product deemed to present unacceptable risks.

         The Commercial Lines Underwriting Group has underwriting responsibility for the Company's commercial multi-peril package, commercial automobile and large property and inland marine products. The Group currently consists of 38 home office and 38 regional office underwriters that are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines home office underwriting unit is responsible for underwriting, auditing, servicing renewal business and authority referral for the regional underwriters. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance for new business. The underwriting unit is under the direction of Underwriter Managers who report to the Vice President of Commercial Lines Underwriting. The overall management of the book of business resides in the home office with the senior underwriting officers. The Company believes that its ability to deliver excellent service and build long lasting relationships is enhanced through its management structure.

         The Specialty Lines Underwriting Group has the underwriting responsibility for the errors and omissions and directors and officers liability products. The Group consists of 16 home office underwriters and underwriter trainees and 21 regional underwriters. These underwriters and underwriter trainees are supported by underwriting assistants, and other policy administration personnel. The home office underwriting unit is responsible for underwriting, auditing, servicing renewal business and authority referral for the regional underwriters. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance for new business. The Specialty Lines Group is managed by three Assistant Vice Presidents who report to the Chief Underwriting Officer.

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

Reinsurance

         The Company has entered into various reinsurance agreements for the purpose of limiting loss exposure and diversifying business. The Company's casualty excess of loss reinsurance agreement provides that the Company bears the first $1.0 million layer of liability on each occurrence. Casualty, Fidelity, professional liability and/or fiduciary liabilty risks in excess of $1.0 million up to $11.0 million are reinsured under a casualty treaty ("Excess Treaty") placed through a reinsurance broker with Converium Reinsurance North America Inc., American Reinsurance Company, Endurance Specialty Insurance LTD, and Liberty Mutual Insurance Company, with a pro rata participation of 35%, 25%, 20% and 20%, respectively. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for each casualty risk in excess of $11.0 million.

         The Company's property excess of loss reinsurance treaty provides that the Company bears the first $2.0 million layer of loss on each risk with the reinsurers (General Reinsurance Corporation and Swiss Reinsurance American Corporation) bearing the next layer of loss up to $15.0 million on each risk. The Company also has an automatic facultative excess of loss cover with General Reinsurance Corporation for each property risk in excess of $15.0 million up to $50.0 million. To mitigate potential exposures to losses arising from terrorist acts, the Company has purchased per risk reinsurance coverage for terrorism with a $13.0 million aggregate policy limit for 2003. Under this reinsurance coverage the Company bears the first $2.0 million layer of loss on each risk and coverage. Additionally, the Company has property catastrophe reinsurance for its commercial and personal property books of business under which the Company bears the first $5.0 million in catastrophe losses per event, with the reinsurers bearing the next $316.5 million. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss, the Company currently maintains catastrophe reinsurance coverage for the 250 year storm event on personal lines business.

         During 2002 the Company increased unpaid loss and loss adjustment expense ceded to one of the Company's reinsurers as a result of adverse changes of insured events in prior years for residual value policies utilizing the remaining reinsurance limit available to the Company under a combined reinsurance contract. The combined coverage reinsurance contract provided a 2002 accident year aggregate stop loss cover which had not been utilized by the Company, reinsurance coverage for the residual value line of business, and $10.0 million excess $5.0 million catastrophe property reinsurance coverage. The Company continues to maintain $306.5 million excess $15.0 million catastrophe property reinsurance on its personal lines business.

         The Company also has an excess casualty reinsurance agreement which provides an additional $5.0 million of coverage for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits. Additionally, an errors and omissions insurance policy provides an additional $10.0 million of coverage with respect to these exposures.

         The Company seeks to limit the risk of a reinsurer's default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least "A" (Excellent) by A.M. Best. Second, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. Finally, the Company typically does not write casualty policies in excess of $11.0 million or property policies in excess of $25.0 million. Although reinsurance makes the reinsurer liable, to the extent the risk is transferred, it doesn't relieve the Company of its liability to policyholders.

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

         The Company distributes its products through its direct production underwriting organization, an extensive network of approximately 6,000 independent brokers and its "preferred agent" program. The Company's most important distribution channel is its production underwriting organization. Although the Company has always written business directly, the production underwriting organization was established by the Company to coordinate its direct sales efforts as well as act as the interface with the Company's external producers. The production underwriting organization is currently comprised of 172 professionals located in 36 offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct marketing, relationships with approximately 6,000 brokers have been formed either because the broker has a preexisting relationship with the insured or has sought the Company's expertise in one of its specialty products. This mixed marketing concept provides the Company with the flexibility to respond to changing market conditions and, when appropriate, shift its emphasis between direct and indirect marketing approaches to take advantage of opportunities as they arise. In addition, the production underwriting organization's ability to gather market intelligence enables the rapid identification of soft markets and redeployment to firmer markets, from a product line or geographic perspective. The Company believes that its mixed marketing platform provides a competitive edge in stable market conditions, the strengths of which are all the more evident during periods of dislocation or consolidation.

         The Company's preferred agent program, in which business relationships are formed with brokers specializing in certain of the Company's business niches, consisted of 85 preferred agents at year-end 2002. Preferred Agents are identified by the Company based on productivity and loss experience and receive additional benefits from the Company in exchange for meeting defined production and profitability criteria.

         The Company supplements its marketing efforts through affinity programs, trade shows, direct mailings and national advertisements placed in trade magazines serving industries in which the Company specializes, as well as links to industry web sites. The Company has also enhanced its marketing with Internet-based initiatives such as the Personal Lines Division's "Liberty American In Touch(SM)" real-time policy inquiry system which allows agents to view account data, process non-dollar endorsements, rate, quote and issue a policy over the Internet.

Product Development

         The Company continually evaluates new product opportunities, consistent with its strategic focus on selected market niches. Direct contacts between the Company's field and home office personnel and its customers have produced a number of new product ideas. All new product ideas are presented to the Product Development Committee for consideration. Such Committee, currently composed of the Company's President and Senior Management, meets regularly to review the feasibility of products from a variety of perspectives, including underwriting risk, marketing and distribution, reinsurance, long-term viability and consistency with the Company's culture and philosophy. For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel (e.g., a limited number of selected production underwriters), an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products may involve lower retentions than customarily utilized. After a new product is approved for test marketing, the Company monitors its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, the Company either moves to improve results by initiating adjustments or abandons the product.

Claims Management and Administration

         In accordance with its emphasis on underwriting profitability, the Company actively manages claims under its policies in an effort to investigate reported incidents at an early stage, service insureds and reduce fraud. Claim files are regularly audited by claims supervisors in an attempt to ensure that claims are being processed properly and that reserves are being set at appropriate levels.

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

         The claims department also maintains a Special Investigations Unit to investigate suspicious claims and to serve as a clearinghouse for information concerning fraudulent practices, primarily within the rental car industry. The Special Investigations Unit Works closely with a variety of industry contacts, including attorneys, investigators and rental car company fraud units to identify fraudulent claims.

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

         As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in societal attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates and judgments; as new data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. The Insurance Subsidiaries obtain an annual statement of opinion from an independent actuary for its statutory filings with regulators.

         The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated.

                                                                          As of and For the Years Ended December 31,
                                                                          ------------------------------------------
                                                                              2002           2001           2000
                                                                              ----           ----           ----
                                                                                    (Dollars in Thousands)
Unpaid loss and loss adjustment expenses at
    beginning of year... ..........................................        $  250,134     $  195,464     $  161,353
                                                                           ----------     ----------     ----------
Provision for losses and loss adjustment expenses for current
    year claims....................................................           239,834        166,220        128,761
Increase (Decrease) in estimated ultimate losses and loss
adjustment expenses for prior year claims .........................            27,599         13,435          2,543
                                                                           ----------     ----------     ----------
Total incurred losses and loss adjustment expenses.................           267,433        179,655        131,304
                                                                           ----------     ----------     ----------
Loss and loss adjustment expense payments for claims
attributable to:
    Current year...................................................            58,530         54,228         36,271
    Prior years....................................................            99,326         70,757         60,922
                                                                           ----------     ----------     ----------
Total payments.....................................................           157,856        124,985         97,193
                                                                           ----------     ----------     ----------
Unpaid loss and loss adjustment expenses at end of year (1)........        $  359,711     $  250,134     $  195,464
                                                                           ==========     ==========     ==========

(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $85,837, $52,599 and $42,030 at December 31, 2002, 2001 and 2000, respectively.

During 2002 the Company increased the liability for unpaid loss and loss adjustment expenses by $68.0 million ($27.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables was primarily due to the following:

     -- The Company increased the estimated loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2001 by $30.2 million ($20.7 million net of reinsurance recoverables). As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $14.5 million ($8.7 million net of reinsurance recoverables). The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination which can be up to five years from lease inception. During 2002 adverse trends further deteriorated in both frequency and severity on leases expiring in 2002. As part of the Company's monitoring and evaluation process, consulting firms were engaged during the third quarter of 2002 to aid in evaluating this deterioration and the ultimate potential loss exposure under these policies. As a result of the indications and subsequent evaluation by the Company and changes in the Company's assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the over supply of used cars; and the overall uncertain economic conditions.

     -- The Company also increased the liability for unpaid loss and loss adjustment expenses on the Commercial Automobile Excess Liability Insurance ("Excess Liability") product sold to rental car companies (Commercial Lines Underwriting Segment), primarily for the 2000 and 2001 accident years, by $6.9 million ($4.9 million net of reinsurance). As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for the Excess Liability policies issued in these years of $23.0 million ($21.6 million net of reinsurance). Excess Liability provides automobile liability coverage in excess of the state mandated limits which are provided by the rental car company. During the third quarter of 2002, pursuant to a routine underwriting review focusing on price adequacy and loss experience, the Company non-renewed a significant Excess Liability customer as a result of an unacceptable underwriting risk profile. This adverse loss development was primarily due to pricing inadequacy and the adverse loss experience of this customer. Additionally, the Company has experienced a delay in both the reporting of claims and the claim litigation discovery process as a result of this policyholder and another Excess Liability policyholder filing for Chapter 11 during the third quarter 2002 and fourth quarter 2001, respectively.

         During 2001, as a result of changes in estimates of insured events in prior years, the Company increased losses and loss adjustment expenses incurred by $13.4 million. Such development was primarily due to losses emerging at a higher rate on automobile leases expiring in 2001 on residual value policies underwritten in prior years than had been originally anticipated when the initial reserves were estimated.

         The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1992 through 2002. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                                            AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                     (Dollars in Thousands)

                                        1992         1993         1994         1995         1996         1997
                                        ----         ----         ----         ----         ----         ----
UNPAID LOSS AND LOSS
ADJUSTMENT EXPENSES, AS
STATED                               $  31,981    $  38,714    $  53,595    $  68,246    $  85,723    $ 108,928

Cumulative Paid as of:

1 year later                             9,865       10,792       12,391       15,214       22,292       26,870
2 years later                           16,290       19,297       23,139       31,410       38,848       56,488
3 years later                           21,253       24,991       33,511       40,637       52,108       80,206
4 years later                           24,299       28,903       38,461       47,994       63,738       95,047
5 years later                           25,793       30,558       42,366       51,806       69,116       99,755
6 years later                           26,321       32,748       43,860       53,198       70,779
7 years later                           27,252       32,929       44,243       53,701
8 years later                           27,336       33,102       44,627
9 years later                           27,288       33,721
10 years later                          27,624

Unpaid Loss and Loss Adjustment Expenses re-estimated as of End of Year:

1 year later                            30,538       38,603       52,670       67,281       84,007      105,759
2 years later                           30,428       38,016       52,062       66,061       81,503      103,513
3 years later                           29,648       37,184       51,149       63,872       76,348      104,712
4 years later                           29,306       36,272       49,805       59,085       73,992      109,061
5 years later                           28,553       35,783       47,366       56,673       75,672      107,796
6 years later                           28,370       34,509       45,797       55,861       74,645
7 years later                           27,959       33,799       45,245       55,439
8 years later                           27,724       33,695       44,878
9 years later                           27,623       33,622
10 years later                          27,623

Cumulative Redundancy (Deficiency)
  Dollars                            $   4,358    $   5,092    $   8,717    $  12,807    $  11,078    $   1,132
  Percentage                              13.6%        13.2%        16.3%        18.8%        12.9%         1.0%

                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               (Dollars in Thousands)

                                        1998          1999          2000          2001          2002
                                        ----          ----          ----          ----          ----
UNPAID LOSS AND LOSS
ADJUSTMENT EXPENSES, AS
STATED                               $ 136,237     $ 161,353     $ 195,464     $ 250,134     $ 359,711

Cumulative Paid as of:

1 year later                            43,769        60,922        70,757        99,325
2 years later                           84,048       109,092       131,649
3 years later                          115,900       144,435
4 years later                          131,062
5 years later
6 years later
7 years later
8 years later
9 years later
10 years later

Unpaid Loss and Loss Adjustment Expenses re-estimated as of End of Year:

1 year later                           135,984       163,896       208,899       277,733
2 years later                          138,245       177,782       232,582
3 years later                          146,679       196,735
4 years later                          151,077
5 years later
6 years later
7 years later
8 years later
9 years later
10 years later

Cumulative Redundancy (Deficiency)
  Dollars                            $ (14,840)    $ (35,382)    $ (37,118)    $ (27,599)
  Percentage                             (10.9)%       (21.9)%       (19.0)%       (11.0)%

(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $85,837, $52,599, $42,030, $26,710, $16,120,
      $13,502, $10,919, $9,440, $5,580, $5,539, and $1,770 at December 31, 2002,
      2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, and 1992,
      respectively.

(2) 1998 Unpaid Loss and Loss Adjustment Expenses, as stated, adjusted to include $1,207 unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

(3) The Company maintains its historical loss records net of reinsurance, and therefore is unable to conform the presentation of this table to the financial statements.

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

         The following table reflects the consolidated loss, expense and combined ratios of the Insurance Subsidiaries, together with the property and casualty industry-wide combined ratios after policyholders' dividends.

                                                                                For the Years Ended December 31,
                                                                      -------------------------------------------------
                                                                      2002       2001       2000       1999       1998
                                                                      ----       ----       ----       ----       ----
Loss Ratio .................................................           63.5%      60.7%      57.8%      59.7%      54.1%
Expense Ratio...............................................           28.0%      31.2%      31.3%      33.6%      31.0%
                                                                      -----      -----      -----      -----      -----
Combined Ratio..............................................           91.5%      91.9%      89.1%      93.3%      85.1%
                                                                      =====      =====      =====      =====      =====

Industry Statutory Combined Ratio after Policyholders
  Dividends.................................................          105.7%     116.0%     110.1%     107.8%     105.6%
                                                                      =====      =====      =====      =====      =====
                                                                       (1)        (2)        (2)        (2)        (2)

(1) Source: Best's Review/Preview PC January 2003 (Estimated 2002).

(2) Source: Best's Review/Preview PC January 2003

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

         The following table sets forth, for the periods indicated, net written premiums to surplus as regards policyholders' for the Insurance Subsidiaries (statutory basis):

                                                                As of and For the Years Ended December 31,
                                               ---------------------------------------------------------------------------
                                                   2002            2001            2000            1999            1998
                                               -----------     -----------      ----------     -----------     -----------
                                                                          (Dollars in Thousands)
Net Written Premiums....................       $   523,962     $   333,817     $   263,637     $   195,258     $   143,036
Surplus as regards Policyholders........       $   312,626     $   280,960     $   193,292     $   179,341     $   152,336
Premium to Surplus Ratio................        1.7 to 1.0      1.2 to 1.0      1.4 to 1.0      1.1 to 1.0      1.0 to 1.0

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

         At December 31, 2002, the Company had total investments with a carrying value of $908.9 million, and 94.0% of the Company's total investments were fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities, with an average rating of "AA+". The collateralized mortgage securities and asset backed securities consist of shorter tranche securities possessing favorable pre-payment risk profiles. The remaining 6.0% of the Company's total investments consisted primarily of publicly-traded common stocks.

         The following table sets forth information concerning the composition of the Company's total investments at December 31, 2002:

                                                                                 Estimated                    Percent of
                                                                                   Market       Carrying       Carrying
                                                             Amortized Cost        Value          Value         Value
                                                             --------------        -----          -----         -----
                                                                                   (Dollars in Thousands)
Fixed Maturities:
   Obligations of States and Political
     Subdivisions......................................         $279,397         $289,990       $289,990         31.9%
   U.S. Treasury Securities and
     Obligations of U.S. Government
     Corporations and Agencies.........................            9,754           10,186         10,186          1.1
   Corporate and Bank Debt Securities..................          170,222          177,586        177,586         19.5
   Collateralized Mortgage Securities..................           89,189           90,689         90,689         10.0
   Asset Backed Securities.............................          284,139          286,062        286,062         31.5
Equity Securities......................................           51,257           54,346         54,346          6.0
                                                                --------         --------       --------        -----
      Total Investments................................         $883,958         $908,859       $908,859        100.0%
                                                                ========         ========       ========        =====

         At December 31, 2002, approximately 98.9% of the Insurance Subsidiaries' fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated "1" "highest quality" or "2" "high quality" by the NAIC.

         The cost and estimated market value of fixed maturity securities at December 31, 2002, by remaining original contractual maturity, are set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

                                                                    Amortized Cost   Estimated Market Value
                                                                    --------------   ----------------------
                                                                            (Dollars in Thousands)
Due in one year or less.........................................      $   23,078           $   23,487
Due after one year through five years...........................         207,741              214,467
Due after five years through ten years..........................          89,820               95,295
Due after ten years.............................................         138,734              144,513
Collateralized Mortgage and Asset Backed Securities.............         373,328              376,751
                                                                      ----------           ----------
      Total.....................................................      $  832,701           $  854,513
                                                                      ==========           ==========

         Investments of the Insurance Subsidiaries must comply with applicable laws and regulations which prescribe the type, quality and diversification of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, real estate mortgages and real estate.

Regulation

         General: The Company is subject to extensive supervision and regulation in the states in which it operates. The supervision and regulation relate to numerous aspects of the Company's business and financial condition. The primary purpose of the supervision and regulation is the protection of insurance policyholders and not the Company's investors. The extent of regulation varies but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

         - issuance, renewal, suspension and revocation of licenses to engage in the insurance business;

         -    standards of solvency, including risk-based capital measurements;

         - restrictions on the nature, quality and concentration of investments;

         - restrictions on the types of terms that the Company can include in the insurance policies it offers;

         -    certain required methods of accounting;

         - maintenance of reserves for unearned premiums, losses and other purposes; and

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

         Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under Pennsylvania and Florida insurance laws. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $123.0 million at December 31, 2002. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $31.7 million of dividends in 2003 without obtaining prior approval from the Pennsylvania or Florida Insurance Departments. During 2002 the insurance subsidiaries paid dividends of $5.1 million to Liberty American Insurance Group, Inc., a subsidiary of PCHC.

         The National Association of Insurance Commissioners: In addition to state-imposed insurance laws and regulations, the Insurance Subsidiaries are subject to Statutory Accounting Principles ("SAP") as codified by the NAIC in the "Accounting Practices and Procedures Manual" which was adopted by the Insurance Departments of Pennsylvania and Florida effective January 1, 2001. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These model laws and regulations generally are not directly applicable to an insurance company unless and until they are adopted by applicable state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's state regulatory accreditation program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC's initiatives have taken on a greater level of practical importance in recent years. The NAIC accredited both Pennsylvania and Florida under the NAIC Financial Regulation Standards.

         All the states have adopted the NAIC's financial reporting form, which is typically referred to as the NAIC "Annual Statement", and most states, including Pennsylvania and Florida, generally defer to the NAIC with respect to SAP. In this regard, the NAIC has a substantial degree of practical influence and is able to accomplish certain quasi-legislative initiatives through amendments to the NAIC annual statement and applicable accounting practices and procedures. For instance, the NAIC requires all insurance companies to have an annual statutory financial audit and an annual actuarial certification as to loss reserves by including such requirements within the annual statement instructions.

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

         Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders' surplus of each of the Insurance Subsidiaries at December 31, 2002 is in excess of the prescribed risk-based capital requirements.

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

         Certain Legislative Initiatives and Developments: A number of new, proposed or potential legislative or industry developments could further increase competition in the insurance industry. These developments include:

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

         - changing practices caused by the Internet, which have led to greater competition in the insurance business.

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

         On November 26, 2002, the federal Terrorism Risk Insurance Act of 2002 (the "Act") was signed into law. The Act established a temporary federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined in the Act. The Terrorism Insurance Program (the "Program") requires all commercial property and casualty insurers licensed in the United States to participate. The Program provides that in the event of a terrorist attack, as defined, resulting in insurance industry losses exceeding $5 million, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses up to $100 billion. Each insurance company is subject to a deductible based upon a percentage of the previous year's direct earned premium, with the percentage increasing each year. The Program requires that insurers notify in-force commercial policyholders by February 24, 2003 that coverage for terrorism acts is provided and the cost for this coverage. It also requires notices to be given at certain specified times to insureds to which policies are issued after the date of the Act's enactment. Policyholders have the option to accept or decline the coverage, or negotiate other terms. Property and casualty insurers, including the Company, are required to offer this coverage at each subsequent renewal even if the policyholder elected to exclude this coverage in the previous policy period. The Program became effective upon enactment and runs through December 31, 2005. With the signing of the Act, all previously approved exclusions for terrorism in any contract for property and casualty insurance in force as of November 26, 2002 are excluded. However, an insurer may reinstate a preexisting provision in a contract for property and casualty insurance that is in force on the date of enactment and that excludes coverage for an act of terrorism only:

         (1) if the insurer has received a written statement from the insured that affirmatively authorizes such reinstatement; or

         (2)  if

              (A) the insured fails to pay any increased premium charged by the insurer for providing such terrorism coverage; and

              (B) the insurer provided notice, at least 30 days before any such reinstatement, of (i) the increased premium for such terrorism coverage; and
(ii) the rights of the insured with respect to such coverage, including any date upon which the exclusion would be reinstated if no payment is received.

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

Employees

         As of March 18, 2003, the Company had 719 full-time employees and 26 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company's relations with its employees are generally excellent.

Company Website and Availability of Securities and Exchange Commission ("SEC") Filings

         The Company's Internet website is www.phly.com. Information on the Company's website is not a part of this Form 10-K. The Company makes available free of charge on its website, or provides a link to, the Company's Forms 10-K, 10-Q and 8-K filed or furnished on or after May 14, 1996, and any amendments to these Forms, that have been filed with the SEC on or after May 14, 1996 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. To access these filings, go to the Company's website and click on "Investor Relations", then click on "SEC Filings."

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

         The Company is not subject to any other material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         (a) The Company's common stock, no par value, trades on The Nasdaq Stock Market under the symbol "PHLY". As of February 21, 2003, there were 473 holders of record and 3,062 beneficial shareholders of the Company's common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

                                   2002                          2001
                        -------------------------     ------------------------
Quarter                    High           Low            High           Low
-------                 ----------     ----------     ----------      --------
First                     42.750         35.230         31.922         25.375
Second                    48.150         39.610         36.000         24.250
Third                     46.000         29.000         37.500         24.350
Fourth                    38.100         26.240         41.300         32.900

         The Company did not declare cash dividends on its common stock in 2002 and 2001, and currently intends to retain its earnings to enhance future growth. Any future payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions and legal and regulatory restrictions.

         As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company's insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Item 7.-Liquidity and Capital Resources and Note 2 to the Consolidated Financial Statements).

         (b) During the three years ended December 31, 2002, the Company did not sell any of its securities which were not registered under the Securities Act of 1933.

         (c) The information concerning the Company's securities authorized for issuance under Equity Compensation Plans required by this Item 5 is contained in Item 12(b) of this Form 10-K.

Item 6. SELECTED FINANCIAL DATA

                                                                As of and For the Years Ended December 31,
                                                              (In Thousands, Except Share and Per Share Data)
                                           -----------------------------------------------------------------------------------
                                               2002               2001             2000             1999               1998
                                           -----------        -----------      -----------      -----------        -----------
Operations and Comprehensive Income
  Statement Data:
Gross Written Premiums................     $   663,739        $   473,565      $   361,872      $   274,918        $   197,408
Gross Earned Premiums.................     $   555,485        $   421,063      $   328,350      $   245,978        $   174,737
Net Written Premiums..................     $   523,171        $   333,817      $   263,429      $   184,071        $   143,036

Net Earned Premiums...................     $   421,186        $   296,093      $   227,292      $   164,915        $   122,687
Net Investment Income.................          37,516             32,426           25,803           20,695             15,448
Net Realized Investment Gain (Loss)...          (3,371)             3,357           11,718            5,700                474
Other Income..........................             911                587            8,981            4,722                219
------------------------------------------------------------------------------------------------------------------------------
     Total Revenue....................         456,242            332,463          273,794          196,032            138,828
------------------------------------------------------------------------------------------------------------------------------
Net Loss and Loss Adjustment
   Expenses...........................         267,433            179,655          131,304           99,410             66,374
Acquisition Costs and Other
   Underwriting Expenses..............         129,918             97,020           75,054           53,793             38,422
Other Operating Expenses..............           6,372              6,841           14,679            8,939              2,212
------------------------------------------------------------------------------------------------------------------------------
     Total Losses and Expenses........         403,723            283,516          221,037          162,142            107,008
------------------------------------------------------------------------------------------------------------------------------
Minority Interest:  Distributions on
   Company Obligated Mandatorily
   Redeemable Preferred Securities of
   Subsidiary Trust...................               -              2,749            7,245            7,245              4,770
------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes............          52,519             46,198           45,512           26,645             27,050
Total Income Tax Expense..............          16,514             15,639           14,742            7,802              7,022
------------------------------------------------------------------------------------------------------------------------------
     Net Income.......................     $    36,005        $    30,559      $    30,770      $    18,843        $    20,028
------------------------------------------------------------------------------------------------------------------------------
Weighted-Average Common Shares
   Outstanding........................      21,611,053         16,528,601       12,177,989       12,501,165         12,249,262
Weighted-Average Share Equivalents
   Outstanding........................         682,382            656,075        2,411,552        2,614,399          2,680,165
------------------------------------------------------------------------------------------------------------------------------
Weighted-Average Shares and Share
   Equivalents Outstanding............      22,293,435         17,184,676       14,589,541       15,115,564         14,929,427
------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share..............     $      1.67        $      1.85      $      2.53      $      1.51        $      1.63
------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share...........      $      1.62        $      1.78      $      2.11      $      1.25        $      1.34
------------------------------------------------------------------------------------------------------------------------------

Year End Financial Position:
   Total Investments and Cash
     and Cash Equivalents.............     $   950,861        $   723,318      $   487,028      $   420,016        $   388,059
   Total Assets.......................       1,358,334          1,017,722          730,464          599,051            476,390
   Unpaid Loss and Loss Adjustment
     Expenses.........................         445,548            302,733          237,494          188,063            151,150

   Minority Interest in Consolidated
     Subsidiaries.....................               -                  -           98,905           98,905             98,905
   Total Shareholders' Equity.........         477,823            428,692          182,325          161,440            137,483
   Common Shares Outstanding..........      21,868,877         21,509,723       13,431,408       12,590,908         12,200,563
------------------------------------------------------------------------------------------------------------------------------
Insurance Operating Ratios
(Statutory Basis):
   Net Loss and Loss Adjustment
     Expenses to Net Earned Premiums..            63.5%              60.7%            57.8%            59.7%              54.1%
   Underwriting Expenses to Net
     Written Premiums.................            28.0%              31.2%            31.3%            33.6%              31.0%
------------------------------------------------------------------------------------------------------------------------------
Combined Ratio........................            91.5%              91.9%            89.1%            93.3%              85.1%
==============================================================================================================================
                                                   A+                 A+               A+               A+                 A+
A.M. Best Rating......................         (Superior)         (Superior)       (Superior)       (Superior)         (Superior)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Operations

During 2002 the Company utilized a disciplined marketing strategy in conjunction with its underwriting capabilities to capitalize on turmoil in the property and casualty insurance market. The turmoil created a general environment of rate increases and conservative risk selection in the marketplace and arose in part due to the following:

- The significant property and casualty industry losses as a result of the tragedy of September 11, 2001;

-    Continued rating agency downgrades and insolvencies in the industry; and

- Lower interest rates resulting in reduced investment income and a greater focus on underwriting margins.

In this environment, the Company continued its strong growth, with gross written premiums increasing 40.1% to $663.7 million. The Company also believes its core strategy of adhering to an underwriting philosophy of sound risk selection and pricing discipline, the mixed marketing platform for its product distribution and creating value added features not typically found in property and casualty products have also contributed to generating premium growth above industry averages, as well as enabling the Company to produce combined ratios (the sum of net loss and loss adjustment expenses and acquisition costs and other underwriting expenses, divided by net earned premiums) well below industry averages. The GAAP combined ratio for the year ended December 31, 2002 was 94.3%, which, once again, was substantially lower than the property and casualty industry as a whole.

Investments

The Company's investment objective is the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of December 31, 2002, approximately 90.2% and 5.6% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 88.7% and 4.8%, respectively, at December 31, 2001.

During 2002 the relative percentage investment in tax-exempt fixed maturity securities versus taxable fixed maturity securities increased due to the Company taking advantage of the more favorable after-tax yields. At the end of 2002, on a cost basis, investment grade tax-exempt fixed maturity securities represented 30.3% of the total invested assets, compared to 14.8% as of the end of 2001.

Collateralized mortgage and asset backed securities, on a cost basis, amounted to $89.2 million and $284.1 million, respectively, as of December 31, 2002 and $70.4 and $272.7, respectively, as of December 31 2001. The collateralized mortgage and asset backed investments are shorter tranche securities possessing favorable prepayment risk profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds, to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other-than-temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; or changes in laws and/or regulations have impacted an issuer or industry. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.1 million and $0 million for the years ended December 31, 2002 and 2001, respectively. This $2.1 million in non-cash realized investment losses resulted from other than temporary declines in the fair value of certain holdings in the Company's common stock portfolio. The Company primarily attributes these other than temporary declines in fair value to an uncertain economic climate, the overhang of corporate governance issues, high profile bankruptcies, and most recently, war prospects.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF"). Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.6 million and $5.8 million for the years ended December 31, 2002 and 2001, respectively. These non-cash realized investment losses were primarily due to investments in collateralized bond obligations as a result of the current historical highs in non investment grade default rates.

The Company's fixed maturity portfolio amounted to $854.5 million and $628.6 million, as of December 31, 2002 and 2001, respectively, of which 98.6% of the portfolio for both years was comprised of investment grade securities. Since the fourth quarter of 2001, U.S. investment grade securities have experienced varying price and ratings volatility, having been affected by the uncertain economic climate following the September 11, 2001 terrorist attacks, the corporate governance issues following the Enron scandal and the subsequent stream of corporate problems and high profile bankruptcies. While these circumstances have the potential to impact investment grade securities, the high quality of the Company's overall "AA+" rated fixed maturity portfolio and the decline in interest rates have mitigated potential volatility. As of December 31, 2002 the Company had fixed maturity investments with unrealized losses amounting to $9.2 million. Of this amount, interests in securitized assets had unrealized losses amounting to $7.3 million and investments in aircraft collateralized Enhanced Equipment Trust Certificates (EETCs) had unrealized losses amounting to $1.3 million. As discussed above, the Company's impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF. With respect to the EETCs, these investments are current on interest and sinking fund payments, and are subjected to a quarterly impairment review which includes performing a liquidation collateral analysis that incorporates various stress scenarios impacting the security's implied loan-to-value levels.

The following table identifies the period of time securities with an unrealized loss at December 31, 2002 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $4.0 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $12.1 million. No issuer of securities or industry represents more than 3.9% and 10.3%, respectively, of the total estimated fair value, or 13.9% and 21.2%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company's impairment methodology. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

                                                             Gross Unrealized Losses
                                                                  (in millions)
                          ----------------------------------------------------------------------------------------------------------
                             Fixed Maturities
      Continuous            Available for Sale                                 Total
time in unrealized loss    Excluding Interests         Interests in       Fixed Maturities
       position           in Securitized Assets     Securitized Assets   Available for Sale    Equity Securities   Total Investments
-----------------------   ---------------------     ------------------   ------------------    -----------------   -----------------
0 - 3 months                     $ 0.4                    $ 0.4                 $  0.8               $ 0.3               $  1.1
3 - 6 months                       0.1                      1.5                    1.6                 0.5                  2.1
6 - 9 months                       0.2                      1.0                    1.2                 0.8                  2.0
9 - 12 months                        -                      1.1                    1.1                   -                  1.1
12 - 18 months                     1.2                      1.6                    2.8                   -                  2.8
18 - 24 months                       -                      0.8                    0.8                   -                  0.8
> 24 months                          -                      0.9                    0.9                   -                  0.9
                                 -----                    -----                 ------               -----               ------
Total Gross
Unrealized Losses                $ 1.9                    $ 7.3                 $  9.2               $ 1.6               $ 10.8
                                 =====                    =====                 ======               =====               ======

Estimated fair value of
securities with a gross
unrealized loss                  $27.3                    $83.8                 $111.1               $16.4               $127.5
                                 =====                    =====                 ======               =====               ======

The following table presents certain information with respect to individual securities with a significant unrealized loss position as of December 31, 2002.

                                           Significant Unrealized Losses by Security
                                           -----------------------------------------
                                                         (in millions)
        Issuer                                        Security Type                       Carrying Value     Unrealized Loss
        ------                                        -------------                       --------------     ---------------
Continental Airlines 2000-1-C-2       Fixed Maturity                                          $ 2.0               $1.1
Continental Airlines                  Fixed Maturity                                            1.3                0.2
Conseco Fin SEC Corp 2000-4ml         Fixed Maturity - Interest in Securitized Assets           1.6                0.4
Conseco Fin SEC Corp SER 2000-4ml     Fixed Maturity - Interest in Securitized Assets           0.9                0.3
Greentree Financial Corp. 99-2 B1     Fixed Maturity - Interest in Securitized Assets           1.8                1.1
Nextcard CRCN MNT 2001-1 CLB144A      Fixed Maturity - Interest in Securitized Assets           3.5                1.5
                                                                                              -----               ----
                                                                                              $11.1               $4.6
                                                                                              =====               ====

During 2002 the Company's gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $3.2 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $31.6 million and $14.1 million, respectively. The decision to sell these securities was based upon management's assessment of economic conditions and with regard to the equity security sales the desire to limit investment exposure to the equity market based upon this assessment. Of the equity securities sold, no equity security had been in a continuous unrealized loss position for greater than six months, except for one security, which had been in a continuous unrealized loss position for seven months, and had a fair value and loss at the date of sale of $131,000 and $33,000, respectively.

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

                                                                DECEMBER 31, 2002
                                                             EXPECTED MATURITY DATES                             TOTAL
                                                  (In thousands, except average interest rate)                    FAIR
                           2003       2004        2005        2006        2007      Thereafter      TOTAL        VALUE
                         -------    --------    --------    --------     -------    ----------     --------     --------
FIXED MATURITIES
AVAILABLE FOR
SALE:
Principal Amount         $52,909    $130,108    $155,199    $103,923     $83,638      $307,377     $833,154     $851,192

Book Value               $52,897    $131,526    $160,201    $105,275     $84,263      $295,372     $829,534            -

Average Interest Rate       5.29%       4.30%       3.87%       4.59%       4.62%         5.11%        4.64%        3.81%

PREFERRED:

Principal Amount               -           -    $  5,750    $  4,500           -      $    500     $ 10,750     $ 11,334

Book Value                     -           -    $  5,923    $  4,656           -      $    499     $ 11,078            -

Average Interest Rate          -           -        6.07%       5.88%          -          5.87%        6.16%        6.02%

SHORT-TERM INVESTMENTS:

Principal Amount         $39,235           -           -           -           -             -     $ 39,235     $ 39,235

Book Value               $39,235           -           -           -           -             -     $ 39,235            -

Average Interest Rate       1.28%          -           -           -           -             -         1.28%        1.28%

LOANS PAYABLE:

Principal Amount         $39,113           -           -           -           -             -     $ 39,113            -

Average Interest Rate       1.54%          -           -           -           -             -         1.54%           -

Certain Critical Accounting Estimates and Judgments

-        Investments

         -- Fair values

            The carrying amount for the Company's investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. The Company's total investments include $22.4 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by independent third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

         -- Other than temporary impairment, excluding interests in securitized assets

            The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, meeting predetermined thresholds, to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other-than-temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; changes in laws and/or regulations have impacted an issuer or industry. The amount of any write down is included in earnings as a realized loss in the period the impairment arose (see Investments).

         -- Impairment recognition for investments in securitized assets

            The Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose (see Investments).

-        Liability for Unpaid Loss and Loss Adjustment Expenses:

         The liability for unpaid loss and loss adjustment expenses ($445.6 million and $302.7 million as of December 31, 2002 and 2001, respectively) reflects the Company's best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Based upon past experience this estimate has been redundant by as much as 18.8% and deficient by as much as 21.9%. The process of establishing the liability for property and casualty unpaid loss and loss adjustment expenses is a complex and imprecise process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters' evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company's liability for unpaid loss and loss adjustment expenses includes but is not limited to reviewing past loss experience and considering other factors such as legal, social, and economic developments. The methods of making such estimates and establishing the resulting liabilities are regularly reviewed and updated and any adjustments resulting therefrom are made in the accounting period in which the adjustment arose.

         During 2002 the Company increased the liability for unpaid loss and loss adjustment expenses by $68.0 million ($27.6 million net of reinsurance) primarily for accident years 1997 through 2001. As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these accident years of $295.0 million ($243.1 million net of reinsurance). This increase in the liability for unpaid loss and loss adjustment expense net of reinsurance was primarily due to the following:

         -- The Company increased the estimated loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2001 by $30.2 million ($20.7 million net of reinsurance). As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $14.5 million ($8.7 million net of reinsurance). The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination which can be up to five years from lease inception. During 2002 adverse trends further deteriorated in both frequency and severity on leases expiring in 2002. As part of the Company's monitoring and evaluation process, consulting firms were engaged during the third quarter of 2002 to aid in evaluating this deterioration and the ultimate potential loss exposure under these policies. As a result of the indications and subsequent evaluation by the Company and changes in the Company's assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the over supply of used cars; and the overall uncertain economic conditions.

         -- The Company also increased the liability for unpaid loss and loss adjustment expenses on the Commercial Automobile Excess Liability Insurance ("Excess Liability") product sold to rental car companies (Commercial Lines Underwriting Segment) primarily for the 2000 and 2001 accident years by $6.9 million ($4.9 million net of reinsurance). As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for the Excess Liability policies issued in these years of $23.0 million ($21.6 million net of reinsurance). Excess Liability provides automobile liability coverage in excess of the state mandated limits which are provided by the rental car company. During the third quarter of 2002, pursuant to a routine underwriting review focusing on price adequacy and loss experience, the Company non-renewed a significant Excess Liability customer as a result of an unacceptable underwriting risk profile (see Results of Operations (2002 versus
            2001)). This adverse loss development was primarily due to pricing inadequacy and the adverse loss experience of this customer. Additionally, the Company has experienced a delay in both the reporting of claims and the claim litigation discovery process as a result of this policyholder and another Excess Liability policyholder filing for Chapter 11 during the third quarter 2002 and fourth quarter 2001, respectively.

         The Company further increased the liability for unpaid loss and loss adjustment expenses by $30.8 million ($0 net of reinsurance) as a result of the emergence of higher than expected losses in certain products of the Commercial and Specialty lines segments primarily occurring in accident years 1999 through 2001 and changes in the Company's assumptions relating to future frequency and severity of losses. Approximately 97% of such losses are reinsured with companies rated "A" excellent or better by A.M. Best Company.

         The method for determining reinsurance recoverables and estimated recoverability are regularly reviewed and adjustments resulting from this review are included in earnings in the period the adjustment arose.

-        Deferred Acquisition Costs:

         Policy acquisition costs ($61.3 million and $41.5 million as of December 31, 2002 and 2001, respectively) which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments therefrom are made in the accounting period in which the adjustment arose.

RESULTS OF OPERATIONS
(2002 versus 2001)

Premiums: Gross written premiums grew $190.1 million (40.1%) to $663.7 million in 2002 from $473.6 million in 2001; gross earned premiums grew $134.4 million (31.9%) to $555.5 million in 2002 from $421.1 million in 2001; net written premiums increased $189.4 million (56.7%) to $523.2 million in 2002 from $333.8 million in 2001; and net earned premiums grew $125.1 million (42.2%) to $421.2 million in 2002 from $296.1 million in 2001.

The respective gross written premium increases for the commercial lines, specialty lines and personal lines segments for the years ended December 31, 2002 vs. December 31, 2001 amount to $157.9 million (50.0%), $30.0 million (37.8%) and $2.2 million (2.8%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

- Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company's commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company's various commercial package and non-profit D&O product lines.

- The continued consolidation of certain competitor property and casualty insurance companies has led to the displacement of certain of their independent agency relationships. This consolidation continues to result in new agency relationship opportunities for the Company, which have resulted in additional prospects and premium writings for the Company's commercial and specialty lines segments.

- Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

- As a result of firming prices in the property and casualty industry, rate increases on renewal business have approximated 16.0%, 26.0%, and 8.0% for the commercial, specialty and the personal lines segments, respectively. Additionally, in force policy counts have increased 43.0% and 13.0% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts have decreased approximately 7.0% for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations.

Overall premium growth has been offset in part by the following factors:

- Specialty Lines Segment - The Company's decision not to renew approximately 2,000 policies in the professional liability product lines due to inadequate pricing levels being experienced as a result of market conditions and/or an unacceptable underwriting risk profile.

- Personal Lines Segment - The Company's decision to restrict new business and not renew approximately 9,000 policies in designated areas of Florida in the Company's manufactured housing and homeowners product lines, based on an evaluation of property exposures and the related catastrophe loss considerations.

Pursuant to a routine underwriting review which focused on pricing adequacy and loss experience, as well as other underwriting criteria, the Company cancelled a Commercial Automobile Excess Liability Insurance customer (Commercial Lines Underwriting Group) effective October 22, 2002 as a result of an unacceptable underwriting risk profile. Such customer's gross written premium and net written premium amounted to $36.7 million and $10.9 million, respectively, for the year ended December 31, 2002.

Additionally, the respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the year ended December 31, 2002 vs. December 31, 2001 amount to $160.5 million (71.7%), $31.8 million (45.6%) and ($2.9) million (7.1%) respectively. The differing percentage increases (decreases) in net written premiums versus gross written premiums for the year is primarily due to the Company commuting a 2001 accident year aggregate stop loss reinsurance program during the quarter ended June 30, 2002 whereby net written and net earned premiums increased by $3.6 million ($2.4 million Commercial Lines, $0.8 million Specialty Lines, $0.4 million Personal Lines), and in part to other various changes in, or pricing of, the Company's reinsurance program.

                  Net Investment Income: Net investment income approximated $37.5 million in 2002 and $32.4 million in 2001. Total investments grew to $908.9 million at December 31, 2002 from $673.4 million at December 31, 2001. The growth in investment income is due to investing net cash flows provided from operating activities and the proceeds of the Company's fourth quarter 2001 equity offering. The capital market environment during 2001 and most of 2002 (low U.S. Treasury yields) had the effect of increasing the level of prepayments in certain of the Company's interest rate sensitive investments. The Company's average duration of its fixed income portfolio approximated 3.2 years at December 31, 2002, compared to 2.7 years at December 31, 2001. Additionally, due to the capital market environment, the Company has invested approximately $75.1 million in overall "AAA" rated floating rate and shorter amortizing securities to reduce interest rate risk with the expectation of reinvesting these funds into longer duration investments at higher future fixed income rates. The Company's tax equivalent book yield on its fixed income holdings was 5.2% at December 31, 2002, compared to 6.0% at December 31, 2001.

                  The total return, which includes the effect of realized and unrealized gains and losses, of the Company's fixed income portfolio was 9.09% and 7.30% for the years ended December 31, 2002 and 2001, respectively versus the Lehman Brothers US Aggregate Bond Index ("the Index") total return of 9.51% and 8.67% for the same periods, respectively. While the performance during 2002 and 2001 was similar to the total return of the Index, performance differed from the Index due primarily to the following factors:

- the Company's fixed income portfolio is overweighted in the spread sectors, versus the Index, to capture the incremental spread available in non-Treasury securities consistent with its investment objective of achieving the highest after-tax risk adjusted yields;

- the Company maintains a higher level of credit quality in the portfolio versus the Index; and

-        the Company maintains a shorter portfolio duration versus the Index.

                  Net Realized Investment Gain (Loss): Net realized investment gains (losses) were ($3.4) million for the year ended December 31, 2002 and $3.4 million for the same period in 2001. The Company realized net investment losses of $3.1 million from the sales of common stock equity securities and $3.4 million in net investment gains from the sale of fixed maturity securities during the year ended December 31, 2002. Additionally, $2.1 million and $1.6 million in non-cash realized investment losses were recorded for common stock and fixed maturity investments, respectively, as a result of the Company's impairment evaluation (see Investments). The Company realized net investment gains of $8.3 million from the sales of common stock equity securities and $0.9 million from the sales of fixed maturity securities during the year ended December 31, 2001. These realized net investment gains were offset by $5.8 million in non-cash realized investment losses experienced on certain securities as a result of the Company's impairment evaluation (see Investments). The proceeds from the sales were reinvested in fixed maturity securities to increase current investment income and decrease the overall percentage of investments in common stock securities.

                  Other Income: Other income approximated $0.9 million for the year ended December 31, 2002 and $0.6 million for the same period of 2001. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment, as it is restricting new business and not renewing certain policies in designated areas of Florida as a result of its property exposures in these areas and the related catastrophe loss considerations.

                  Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $87.7 million (48.8%) to $267.4 million for the year ended December 31, 2002 from $179.7 million for the same period of 2001 and the loss ratio increased to 63.5% in 2002 from 60.7% in 2001. This increase in net loss and loss adjustment expenses was due principally to the 42.2% growth in net earned premiums, and in part to the Company increasing loss and loss adjustment expenses incurred as a result of changes in estimates of insured events in prior years by: $27.6 million ($68.0 million gross of reinsurance) due to deterioration in frequency and severity trends on automobile leases currently expiring on residual value policies issued during the years 1998 through 2001 (see Certain Critical Accounting Estimates and Judgments - Liability for Unpaid Loss and Loss Adjustment Expense); and by $4.9 million ($6.9 million gross of reinsurance) due to adverse loss experience on the Commercial Automobile Excess Liability Insurance product (see Certain Critical Accounting Estimates and Judgments - Liability for Unpaid Loss and Loss Adjustment Expense). The Company also commuted a 2001 accident year aggregate stop loss reinsurance program in the second quarter of 2002, resulting in net written and net earned premium increasing by $3.6 million. The Company had not ceded any losses to the 2001 accident year aggregate stop loss reinsurance program. The year ended December 31, 2001 included a $4.0 million increase to unpaid loss and loss adjustment expenses arising from business interruption, business personal property, business property and workers' compensation exposures relating to the September 11, 2001 terrorist attacks. The Company has entered into various reinsurance agreements for the purpose of limiting its loss exposure. Net reinsurance recoveries as a percentage of loss and loss adjustment expenses may vary considerably from period to period based upon the number and/or severity of our individual losses in excess of the amount retained under the Company's reinsurance agreements in any one period.

                  Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $32.9 million (33.9%) to $129.9 million for the year ended December 31, 2002 from $97.0 million for the same period of 2001. This increase was due primarily to the 42.2% growth in net earned premiums, offset in part by:

- A lower weighted average effective commission rate incurred on the commercial and specialty lines segment products of approximately 12.7% for the year ended December 31, 2002 compared to a weighted average effective commission rate of approximately 13.9% for the year ended December 31, 2001. The Company has been able to incur a relatively lower commission rate on business produced by independent agents in the current market environment.

- Incremental written premium growth without a corresponding incremental increase in operating costs.

                  Other Operating Expenses: Other operating expenses decreased $0.4 million to $6.4 million for the year ended December 31, 2002 from $6.8 million for the same period of 2001. The decrease in other operating expenses was primarily due to the discontinuance of goodwill amortization effective January 1, 2002, which amounted to $1.5 million for the year ended December 31, 2001. This decrease has been partially offset by an increase in expenses attributable to increased operating activities.

                  Income Tax Expense: The Company's effective tax rate for the year ended December 31, 2002 and 2001 was 31.4% and 33.9%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and in part due to the discontinuance of goodwill amortization. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

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

Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $21.9 million (29.2%) to $97.0 million for the year ended December 31, 2001 from $75.1 million for the same period of 2000. This increase was due primarily to the 30.3% growth in net earned premiums, offset by relative changes in the Company's product mix and associated distribution channel expense, primarily the weighted average commission rate, which approximated 13.9% for the year ended December 31, 2001 versus 14.6% for the year ended December 31, 2000.

Other Operating Expenses: Other operating expenses decreased $7.9 million to $6.8 million for the year ended December 31, 2001 from $14.7 million for the same period of 2000. The decrease in other operating expenses was primarily due to the decrease in brokering activities resulting in a decrease in the amount of broker commissions (see "Other Income" above). Goodwill amortization of $1.5 million per year, both for 2001 and 2000 ceased on

January 1, 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

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

LIQUIDITY AND CAPITAL RESOURCES

Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of its subsidiaries. The Company's primary sources of funds are dividends from its subsidiaries and payments received pursuant to tax allocation agreements with the insurance subsidiaries. For the year ended December 31, 2002, payments to PCHC pursuant to such tax allocation agreements totaled $20.1 million. The payment of dividends to PCHC from the insurance subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits or policyholders' surplus of the insurance subsidiaries from which dividends may be paid totaled $123.0 million at December 31, 2002. Of this amount, the insurance subsidiaries are entitled to pay a total of approximately $31.7 million of dividends in 2003 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida. During 2002 the insurance subsidiaries paid dividends of $5.1 million to Liberty American Insurance Group, Inc., a subsidiary of PCHC. Also, during 2002 the Company repurchased 75,000 shares of the Company's common stock for approximately $2.0 million under the stock repurchase authorization. At December 31, 2002 the remaining stock repurchase authorization is $25.0 million.

The Company produced net cash from operations of $205.0 million in 2002, $115.1 million in 2001 and $47.0 million in 2000. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations in 2002 was primarily generated from strong premium growth during the current year due to increases in the number of policies written and price increases realized on renewal business. Net loss and loss expense payments were $157.9 million in 2002, $125.0 million in 2001, and $97.2 million in 2000. Net cash from operations also included cash provided from tax savings as a result of the exercise of employee stock options amounting to $1.3 million, $25.8 million and $0.1 million for 2002, 2001 and 2000, respectively. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

Two of the Company's Insurance Subsidiaries are members of the Federal Home Loan Bank of Pittsburgh ("FHLB"). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member's access to credit is based upon its FHLB eligible collateral. At December 31, 2002 the Insurance Subsidiaries borrowing capacity with the FHLB was $85.1 million. The Insurance Subsidiaries have utilized a portion of its borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The remaining borrowing capacity provides an immediately available line of credit. Borrowings aggregated $39.1 million at December 31, 2002, bear interest at adjusted LIBOR and mature twelve months from inception. The weighted-average interest rate on borrowings outstanding as of December 31, 2002 was 1.54% per annum. These borrowings are collateralized by investment securities, principally asset backed securities, with a carrying value of $49.2 million.

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. To reduce the potential for a write off of amounts due from reinsurers, the Company: evaluates the financial condition of its reinsurers; principally contracts with large reinsurers that are rated at least "A-" (Excellent) by A.M. Best Company; regularly monitors its reinsurance receivables; and attempts to collect the obligations of its reinsurers on a timely basis.

Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 2002, the investment and cash balances in such trust accounts totaled approximately $1.6 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2002, the balance on deposit for the benefit of such policyholders totaled approximately $13.5 million.

The insurance subsidiaries, which operate under an intercompany reinsurance pooling agreement, must have certain levels of surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the "NAIC") suggest that a property and casualty insurer's ratio of annual statutory net premium written to policyholders' surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders' surplus was 1.7-to-1.0 and 1.2-to-1.0 for 2002 and 2001, respectively.

Risk-based capital is a method developed by the NAIC designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company's actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2002, PIIC, PIC, MUSA and LAIC exceeded their minimum risk-based capital requirement of $75.9 million, $10.0 million, $11.7 million and $11.7 million, respectively, by 234%, 135%, 48% and 56%, respectively.

The Company has certain contractual obligations and commitments which are summarized below:

                                                                         Payments Due by Period
                                                                         ----------------------
                                                                             (in thousands)
                                    ----------------------------------------------------------------------------------

Certain Contractual Obligations                     Less than
                                      Total           1 year        1-3 years           4-5 years        After 5 years
                                      -----           ------        ---------           ---------        -------------

Loans Payable (1)                   $ 39,113        $ 39,113         $     -            $      -            $    -

Operating Leases                      12,069           3,991           4,338               3,472               268

Other Commercial Commitments (2)       4,498           4,498               -                   -                 -
                                    --------        --------         -------            --------            ------
Total                               $ 55,680        $ 47,602         $ 4,338            $  3,472            $  268
                                    ========        ========         =======            ========            ======

(1) Represents 12 month collateralized borrowings from the Federal Home Loan Bank of Pittsburgh, the proceeds from which are invested to achieve a positive spread between the investment and borrowing interest rates.

(2) Represents open commitments under certain limited partnership and information technology development agreements.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148") which amends SFAS Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No.

123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148 (See Note 12 in Notes to Consolidated Financial Statements).

FASB Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" became effective December 15, 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. Management has determined that this interpretation will have no effect on the Company's consolidated financial statements.

FASB Interpretation 46 "Consolidation of Variable Interest Entities" was issued in January 2003 and is effective at various dates for various requirements. This interpretation addresses consolidation of variable interest entities (formerly known as special purpose entities). Management has determined that this interpretation will have no effect on the Company's consolidated financial statements.

FORWARD-LOOKING INFORMATION

Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; (v) claims development and the adequacy of our liability for unpaid loss and loss adjustment expenses; (vi) severity of natural disasters and other catastrophes; (vii) adequacy of reinsurance coverage which may be obtained by the Company; (viii) ability and willingness of our reinsurers to pay; and (ix) future terrorist attacks.

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

                                                                 DECEMBER 31, 2002
                                                              EXPECTED MATURITY DATES
                                                  (In thousands, except average interest rate)                    TOTAL FAIR
                               2003       2004        2005        2006       2007      Thereafter     TOTAL          VALUE
                             --------   ---------   ---------   --------   ---------   ----------   ----------    ----------
FIXED MATURITIES AVAILABLE
FOR SALE:

Principal Amount             $ 52,909   $ 130,108   $ 155,199   $103,923   $  83,638   $  307,377   $  833,154    $  851,192

Book Value                   $ 52,897   $ 131,526   $ 160,201   $105,275   $  84,263   $  295,372   $  829,534             -

Average Interest Rate            5.29%       4.30%       3.87%      4.59%       4.62%        5.11%        4.64%         3.81%

PREFERRED:

Principal Amount                    -           -   $   5,750   $  4,500           -   $      500   $   10,750    $   11,334

Book Value                          -           -   $   5,923   $  4,656           -   $      499   $   11,078             -

Average Interest Rate               -           -        6.07%      5.88%          -         5.87%        6.16%         6.02%

SHORT-TERM INVESTMENTS:

Principal Amount             $ 39,235           -           -          -           -            -   $   39,235    $   39,235

Book Value                   $ 39,235           -           -          -           -            -   $   39,235             -

Average Interest Rate            1.28%          -           -          -           -            -         1.28%         1.28%

LOANS PAYABLE:

Principal Amount             $ 39,113           -           -          -           -            -   $   39,113             -

Average Interest Rate            1.54%          -           -          -           -            -         1.54%            -

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                   Index to Financial Statements and Schedules

Financial Statements                                                                             Page
--------------------                                                                             ----
Report of Independent Accountants                                                                 34
Consolidated Balance Sheets - As of December 31, 2002 and 2001                                    35
Consolidated Statements of Operations and Comprehensive Income
     - For the Years Ended December 31, 2002, 2001 and 2000                                       36
Consolidated Statements of Changes in Shareholders' Equity - For the Years Ended
     December 31, 2002, 2001 and 2000                                                             37
Consolidated Statements of Cash Flows - For the Years Ended December 31,
     2002, 2001, and 2000                                                                         38

Notes to Consolidated Financial Statements                                                       39-56

Financial Statement Schedules:

Schedule

I        Summary of Investments - Other Than Investments in
         Related Parties As of December 31, 2002                                                 S-1

II       Condensed Financial Information of Registrant As of
         December 31, 2002 and 2001 and For Each of the Three
         Years in the Period Ended December 31, 2002                                          S-2 -- S-4

III      Supplementary Insurance Information As of and For the
         Years Ended December 31, 2002, 2001 and 2000                                            S-5

IV       Reinsurance For the Years ended December 31, 2002,
         2001 and 2000                                                                           S-6

VI       Supplementary Information Concerning Property-Casualty
         Insurance Operations As of and For the Years Ended
         December 31, 2002, 2001 and 2000                                                        S-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Philadelphia Consolidated Holding
Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 7, 2003

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 As of December 31,
                                                                          --------------------------------
                                                                              2002                2001
                                                                          ------------        ------------
                                     ASSETS
Investments:
   Fixed Maturities Available for Sale at Market
     (Amortized Cost $832,701 and $622,551).....................          $    854,513        $    628,586
   Equity Securities at Market (Cost $51,257 and $37,840).......                54,346              44,822
                                                                          ------------        ------------
       Total Investments........................................               908,859             673,408

   Cash and Cash Equivalents....................................                42,002              49,910
   Accrued Investment Income....................................                 8,571               6,582
   Premiums Receivable..........................................               130,007              96,025
   Prepaid Reinsurance Premiums and Reinsurance Receivables.....               151,352              99,601
   Deferred Income Taxes........................................                 7,541               6,196
   Deferred Acquisition Costs...................................                61,272              41,526
   Property and Equipment, Net..................................                12,794              10,082
   Goodwill.....................................................                25,724              25,724
   Other Assets.................................................                10,212               8,668
                                                                          ------------        ------------
       Total Assets.............................................          $  1,358,334        $  1,017,722
                                                                          ============        ============

                      LIABILITIES and SHAREHOLDERS' EQUITY
Policy Liabilities and Accruals:
   Unpaid Loss and Loss Adjustment Expenses.....................          $    445,548        $    302,733
   Unearned Premiums............................................               306,093             197,839
                                                                          ------------        ------------
       Total Policy Liabilities and Accruals....................               751,641             500,572
   Loans Payable................................................                39,113              31,341
   Premiums Payable.............................................                33,553              25,659
   Other Liabilities............................................                56,204              31,458
                                                                          ------------        ------------
       Total Liabilities........................................               880,511             589,030
                                                                          ------------        ------------

Commitments and Contingencies

Shareholders' Equity:
   Preferred Stock, $.01 Par Value,
     10,000,000 Shares Authorized,
     None Issued and Outstanding................................                     -                   -
   Common Stock, No Par Value,
     100,000,000 Shares Authorized, 21,868,877 and
     21,509,723 Shares Issued and Outstanding ..................               276,945             268,509
   Notes Receivable from Shareholders...........................                (6,407)             (3,373)
   Accumulated Other Comprehensive Income.......................                16,185               8,461
   Retained Earnings............................................               191,100             155,095
                                                                          ------------        ------------
       Total Shareholders' Equity...............................               477,823             428,692
                                                                          ------------        ------------
       Total Liabilities and Shareholders' Equity...............          $  1,358,334        $  1,017,722
                                                                          ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     For the Years Ended December 31,
                                                             ------------------------------------------------
                                                                 2002              2001              2000
                                                             ------------      ------------      ------------
Revenue:
  Net Earned Premiums...................................     $    421,186      $    296,093      $    227,292
  Net Investment Income.................................           37,516            32,426            25,803
  Net Realized Investment Gain (Loss)...................           (3,371)            3,357            11,718
  Other Income..........................................              911               587             8,981
                                                             ------------      ------------      ------------
       Total Revenue....................................          456,242           332,463           273,794
                                                             ------------      ------------      ------------

Losses and Expenses:
  Loss and Loss Adjustment Expenses.....................          361,154           222,581           175,163
  Net Reinsurance Recoveries............................          (93,721)          (42,926)          (43,859)
                                                             ------------      ------------      ------------
  Net Loss and Loss Adjustment Expenses.................          267,433           179,655           131,304
  Acquisition Costs and Other
     Underwriting Expenses..............................          129,918            97,020            75,054
  Other Operating Expenses..............................            6,372             6,841            14,679
                                                             ------------      ------------      ------------
      Total Losses and Expenses.........................          403,723           283,516           221,037
                                                             ------------      ------------      ------------
Minority Interest:  Distributions on Company Obligated
  Mandatorily Redeemable Preferred Securities of
  Subsidiary Trust......................................                -             2,749             7,245
                                                             ------------      ------------      ------------

Income Before Income Taxes..............................           52,519            46,198            45,512
                                                             ------------      ------------      ------------
Income Tax Expense (Benefit):
  Current...............................................           22,018            18,216            17,666
  Deferred..............................................           (5,504)           (2,577)           (2,924)
                                                             ------------      ------------      ------------
      Total Income Tax Expense..........................           16,514            15,639            14,742
                                                             ------------      ------------      ------------
      Net Income........................................     $     36,005      $     30,559      $     30,770
                                                             ============      ============      ============
Other Comprehensive Income (Loss), Net of Tax:
   Holding Gain (Loss) Arising during Year..............     $      5,533      $     (2,851)     $      7,604
   Reclassification Adjustment..........................            2,191            (2,182)           (7,617)
                                                             ------------      ------------      ------------
Other Comprehensive Income (Loss).......................            7,724            (5,033)              (13)
                                                             ------------      ------------      ------------

Comprehensive Income....................................     $     43,729      $     25,526      $     30,757
                                                             ============      ============      ============
Per Average Share Data:

  Basic Earnings Per Share..............................     $       1.67      $       1.85      $       2.53
                                                             ============      ============      ============

  Diluted Earnings Per Share............................     $       1.62      $       1.78      $       2.11
                                                             ============      ============      ============

Weighted-Average Common Shares Outstanding..............       21,611,053        16,528,601        12,177,989
Weighted-Average Share Equivalents Outstanding..........          682,382           656,075         2,411,552
                                                             ------------      ------------      ------------
Weighted-Average Shares and Share Equivalents
  Outstanding...........................................       22,293,435        17,184,676        14,589,541
                                                             ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          For the Years Ended December 31,
                                                                 -----------------------------------------------
                                                                       2002            2001             2000
                                                                 -------------    -------------    -------------
Common Shares:
  Balance at Beginning of Year...............................       21,509,723       13,431,408       13,381,924
  Issuance of Shares Pursuant to Public Offering.............                -        3,600,000                -
  Issuance of Shares Pursuant to Stock Purchase Contracts....                -        3,993,006                -
  Exercise of Employee Stock Options.........................          107,000          391,083                -
  Issuance of Shares Pursuant to Stock Purchase Plans, net...          252,154           94,226           49,484
                                                                 -------------    -------------    -------------
      Balance at End of Year.................................       21,868,877       21,509,723       13,431,408
                                                                 -------------    -------------    -------------

Treasury Shares:
  Balance at Beginning of Year...............................                -                -          791,016
  Exercise of Employee Stock Options.........................                -                -       (1,626,159)
  Issuance of Shares Pursuant to Stock Purchase Plans, net...          (75,000)               -           14,021
  Shares Repurchased Pursuant to Authorization...............           75,000                -          821,122
                                                                 -------------    -------------    -------------
      Balance at End of Year.................................                -                -                -
                                                                 -------------    -------------    -------------

Common Stock:
  Balance at Beginning of Year...............................    $     268,509    $      46,582    $      68,859
  Issuance of Shares Pursuant to Public Offering.............                -          114,518                -
  Issuance of Shares Pursuant to Stock Purchase Contracts....                -           98,905                -
  Exercise of Employee Stock Options.........................            2,115            6,437          (23,132)
  Issuance of Shares Pursuant to Stock Purchase Plans........            6,321            2,067              855
                                                                 -------------    -------------    -------------
      Balance at End of Year.................................          276,945          268,509           46,582
                                                                 -------------    -------------    -------------

Notes Receivable from Shareholders:

  Balance at Beginning of Year...............................           (3,373)          (2,287)          (2,506)
  Notes Receivable Issued Pursuant to Employee
    Stock Purchase Plans.....................................           (4,017)          (2,158)            (414)
  Collection of Notes Receivable.............................              983            1,072              633
                                                                 -------------    -------------    -------------
      Balance at End of Year.................................           (6,407)          (3,373)          (2,287)
                                                                 -------------    -------------    -------------

Accumulated Other Comprehensive Income,
  Net of Deferred Income Taxes:
    Balance at Beginning of Year.............................            8,461           13,494           13,507
    Other Comprehensive Income (Loss), Net of Taxes..........            7,724           (5,033)             (13)
                                                                 -------------    -------------    -------------
      Balance at End of Year.................................           16,185            8,461           13,494
                                                                 -------------    -------------    -------------

Retained Earnings:
  Balance at Beginning of Year...............................          155,095          124,536           93,766
  Net Income.................................................           36,005           30,559           30,770
                                                                 -------------    -------------    -------------
      Balance at End of Year.................................          191,100          155,095          124,536
                                                                 -------------    -------------    -------------

Common Stock Held in Treasury:
  Balance at Beginning of Year...............................                -                -          (12,186)
  Common Shares Repurchased..................................           (2,023)               -          (40,766)
  Exercise of Employee Stock Options.........................                -                -           52,712
  Issuance of Shares Pursuant to Stock Purchase Plans........            2,023                -              240
                                                                 -------------    -------------    -------------
      Balance at End of Year.................................                -                -                -
                                                                 -------------    -------------    -------------
      Total Shareholders' Equity.............................    $     477,823    $     428,692    $     182,325
                                                                 =============    =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         For the Years Ended December 31,
                                                                   -------------------------------------------
                                                                       2002            2001            2000
                                                                   -----------     -----------     -----------
Cash Flows from Operating Activities:
  Net Income...................................................    $    36,005     $    30,559     $    30,770
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Net Realized Investment (Gain) Loss......................          3,371          (3,357)        (11,718)
      Depreciation and Amortization Expense....................          2,142           2,528           3,856
      Deferred Income Tax Benefit..............................         (5,504)         (2,577)         (2,924)
      Change in Premiums Receivable............................        (33,982)        (26,648)        (20,201)
      Change in Other Receivables..............................        (53,740)        (26,944)        (19,292)
      Change in Deferred Acquisition Costs.....................        (19,746)         (8,202)         (7,270)
      Change in Income Taxes Payable...........................            367          (6,083)        (12,504)
      Change in Other Assets...................................         (2,438)           (840)           (959)
      Change in Unpaid Loss and Loss Adjustment Expenses.......        142,815          65,239          49,431
      Change in Unearned Premiums..............................        108,254          52,355          33,878
      Change in Other Liabilities..............................         26,173          13,320           3,740
      Tax Benefit from Exercise of Employee Stock Options......          1,251          25,799             145
                                                                   -----------     -----------     -----------
        Net Cash Provided by Operating Activities..............        204,968         115,149          46,952
                                                                   -----------     -----------     -----------

Cash Flows from Investing Activities:
  Proceeds from Sales of Investments in Fixed
    Maturities.................................................        226,981         112,676         122,795
  Proceeds from Maturity of Investments in Fixed
    Maturities.................................................        147,850          72,650          22,110
  Proceeds from Sales of Investments in Equity
    Securities.................................................         18,546          20,864          50,230
  Cost of Fixed Maturities Acquired............................       (576,564)       (424,852)       (208,513)
  Cost of Equity Securities Acquired...........................        (36,421)        (22,529)        (18,861)
  Purchase of Property and Equipment, Net......................         (5,191)         (1,808)         (3,184)
                                                                   -----------     -----------     -----------
        Net Cash Used for Investing Activities.................       (224,799)       (242,999)        (35,423)
                                                                   -----------     -----------     -----------

Cash Flows from Financing Activities:
  Net Proceeds from Public Offering of Common Stock............              -         114,518               -
  Proceeds from Loans Payable..................................          9,923          31,341          22,000
  Repayments on Loans Payable..................................         (2,151)        (22,000)              -
  Proceeds from Exercise of Employee Stock Options.............            864           3,041           1,853
  Proceeds from Collection of Notes Receivable.................            983           1,072             633
  Proceeds from Shares Issued Pursuant to Stock Purchase Plans.          4,327              46             188
  Cost of Common Stock Repurchased.............................         (2,023)              -         (12,691)
                                                                   ------------    -----------     -----------
        Net Cash Provided by Financing Activities..............         11,923         128,018          11,983
                                                                   -----------     -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents...........         (7,908)            168          23,512
Cash and Cash Equivalents at Beginning of Year.................         49,910          49,742          26,230
                                                                   -----------     -----------     -----------
Cash and Cash Equivalents at End of Year.......................    $    42,002     $    49,910     $    49,742
                                                                   ===========     ===========     ===========
Cash Paid During the Year for:
  Income Taxes.................................................    $    20,110     $     7,023     $     7,760
  Interest                                                                 616             689             200

Non-Cash Transactions:
  Acceptance of Mature Shares for Exercise Cost of
    Employee Stock Options.....................................    $         -     $         -     $     6,811
  Issuance of Shares Pursuant to Employee
    Stock Purchase Plans in Exchange for Notes Receivable......    $     4,017     $     2,158     $       414

The accompanying notes are an integral part of the consolidated financial statements.

            Philadelphia Consolidated Holding Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

1.       General Information and Significant Accounting Policies

Philadelphia Consolidated Holding Corp. ("Philadelphia Insurance"), and its subsidiaries (collectively the "Company") doing business as Philadelphia Insurance Companies, include four property and casualty insurance companies, Philadelphia Indemnity Insurance Company ("PIIC") and Philadelphia Insurance Company ("PIC"), which are domiciled in Pennsylvania; and Mobile USA Insurance Company ("MUSA") and Liberty American Insurance Company ("LAIC"), which are domiciled in Florida (collectively the "Insurance Subsidiaries"); an underwriting manager, Maguire Insurance Agency, Inc.; a managing general agency, Mobile Homeowners Insurance Agencies, Inc; a premium finance company Liberty American Premium Finance Company; and an investment subsidiary, PCHC Investment Corp. The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select target industries or niches including, among others, nonprofit organizations; the health, fitness and wellness industry; select classes of professional liability; the rental car industry; automobile leasing industry; and personal property and casualty insurance products for the manufactured housing and homeowners markets. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager and managing general agency.

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

The carrying amount for the Company's investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. The Company's total investments include $22.4 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by independent third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

The decision to purchase or sell investments is based on management's assessment of various factors such as foreseeable economic conditions, including current interest rates and the interest rate risk, and the liquidity and capital positions of the Company.

Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for collateralized mortgage and asset backed securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain collateralized mortgage and asset backed securities repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Collateralized mortgage and asset backed securities amounted to $90.7 million and $286.1 million, respectively, at December 31, 2002 and $70.9 million and $273.3 million, respectively, at December 31, 2001. The collateralized mortgage and asset backed securities held as of December 31, 2002 and 2001 are shorter tranche securities possessing favorable prepayment risk profiles.

Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders' equity, net of applicable deferred income taxes.

Realized investment gains and losses are calculated on the specific identification basis and recorded as income when the securities are sold.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds, to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.1 million for the year ended December 31, 2002. No impairment losses were recorded for the years ended December 31, 2001 and 2000, respectively.

Additionally, the Company's impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This re-evaluation resulted in non-cash realized investment losses of $1.6 million, $5.8 and $0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" require, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company held no derivative financial instruments, nor embedded financial derivatives, as of December 31, 2002 and 2001.

(b)  Cash and Cash Equivalents

Cash equivalents, consisting of fixed maturity investments with maturities of three months or less when purchased and money market funds, are stated at cost which approximates market value.

(c)  Deferred Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable from future income, including anticipated investment income, after providing for losses and expenses included in future income that are expected to be incurred, based upon historical and current experience. If such costs are estimated to be unrecoverable, they are expensed.

(d)  Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Costs incurred in developing information systems technology are capitalized and included in property and equipment. These costs are amortized over their useful lives from the dates the systems technology becomes operational. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in earnings. The carrying value of property and equipment is reviewed for recoverability including an evaluation of the estimated useful lives of such assets.

(e)  Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). As a result of the impairment analysis, no change in the carrying amount of goodwill was recorded by the Company for the year ended December 31, 2002. Goodwill amortization was $1.5 million for the years ended December 31, 2001 and 2000, respectively.

(f)  Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company's best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Based upon past experience this estimate has been redundant by as much as 18.8% and deficient by as much as 21.9%. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters' evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company's liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. The methods of making such estimates and establishing the resulting liabilities are regularly reviewed and updated and any adjustments therefrom are made in the accounting period in which the adjustment arose. If the Company's ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2002, the related adjustments could have a material adverse impact on the Company's financial condition, and results of operations.

(g)  Premiums

Premiums are generally earned on a pro rata basis over the terms of the policies. Premiums applicable to the unexpired terms of the policies in-force are reported as unearned premiums. The Company records an allowance for doubtful accounts for premiums receivable balances estimated to be uncollectible. At December 31, 2002 and 2001 the allowance for doubtful accounts amounted to $1.7 million and $1.0 million, respectively.

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

(l)  Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the year was $3.0 million, ($1.5) million and $4.1 million in 2002, 2001 and 2000, respectively. The related tax effect of Reclassification Adjustments was ($1.2) million, $1.2 million, and $4.1 million in 2002, 2001 and 2000, respectively.

2.       Statutory Information

Accounting Principles: The Codification of Statutory Accounting Principles provides guidance for areas where statutory accounting was previously silent and changed previous statutory accounting in some areas (e.g., deferred income taxes, electronic data processing equipment and software, and uncollected premiums). The Insurance Departments of Pennsylvania and Florida adopted the Codification guidance, effective January 1, 2001. The effect of adoption of the Codification of Statutory Accounting Principles, recorded as a direct increase to the Company's combined statutory unassigned surplus of it's subsidiaries, was $15.7 million.

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

- Under SAP, the costs and related recoverables for guaranty funds and other assessments are recorded based on management's estimate of the ultimate liability and related recoverable settlement, while under GAAP, such costs are accrued when the liability is probable and reasonably estimatable and the related recoverable amount is based on future premium collections or policy surcharges from in-force policies.

Financial Information: The combined statutory capital and surplus of the Insurance Subsidiaries as of December 31, 2002 and 2001 was $312.6 million and $281.0 million, respectively. Combined statutory net income for the years ended December 31, 2002, 2001 and 2000 was $14.5 million, $28.3 million, and $26.2 million, respectively. The Company made capital contributions of $20.0 million and $73.0 million to the Insurance Subsidiaries for the years ended December 31, 2002 and 2001, respectively.

Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which the Insurance Subsidiaries may pay to Philadelphia Insurance during 2003 without prior approval is $31.7 million. Dividends paid for the years ended December 31, 2002 and 2001 were $5.1 million and $16.8 million, respectively.

Risk-Based Capital: Risk-based capital is a method developed by the National Association of Insurance Commissioners ("NAIC") designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company's actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2002, PIIC, PIC, MUSA and LAIC exceeded their minimum risk-based capital requirement of $75.9 million, $10.0 million, $11.7 million and $11.7 million, respectively, by 234%, 135%, 48% and 56%, respectively.

3.       Investments

The Company invests primarily in investment grade fixed maturities which possessed an average quality rating of AA+ at December 31, 2002. The cost, gross unrealized gains and losses and estimated market value of investments as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                   Gross            Gross        Estimated
                                                                 Unrealized      Unrealized        Market
                                                    Cost(1)        Gains           Losses         Value(2)
                                                    ----           -----           ------         -----
December 31, 2002
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                     $      9,754   $        433    $          1   $     10,186

   Obligations of States and
   Political Subdivisions                             279,397         10,600               7        289,990

   Corporate and Bank Debt Securities                 170,222          9,283           1,919        177,586

   Collateralized Mortgage Securities                  89,189          1,771             271         90,689

   Asset Backed Securities                            284,139          8,960           7,037        286,062
-----------------------------------------------------------------------------------------------------------
   Total Fixed Maturities
   Available for Sale                                 832,701         31,047           9,235        854,513
-----------------------------------------------------------------------------------------------------------
Equity Securities                                      51,257          4,679           1,590         54,346
-----------------------------------------------------------------------------------------------------------
Total Investments                                $    883,958   $     35,726    $     10,825   $    908,859
===========================================================================================================

December 31, 2001
Fixed Maturities:
Available for Sale
   U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                     $     21,024   $        670    $          -   $     21,694

   Obligations of States and
   Political Subdivisions                             104,628          2,006             450        106,184

   Corporate and Bank Debt Securities                 153,882          4,157           1,543        156,496

   Collateralized Mortgage Securities                  70,362            831             320         70,873

   Asset Backed Securities                            272,655          2,988           2,304        273,339
-----------------------------------------------------------------------------------------------------------
   Total Fixed Maturities
   Available for Sale                                 622,551         10,652           4,617        628,586
-----------------------------------------------------------------------------------------------------------
Equity Securities                                      37,840          7,294             312         44,822
-----------------------------------------------------------------------------------------------------------
Total Investments                                $    660,391   $     17,946    $      4,929   $    673,408
===========================================================================================================

(1) Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)      Estimated market values have been based on quoted market prices.

The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders' equity at December 31, 2002.

The cost and estimated market value of fixed maturity securities at December 31, 2002, by remaining contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                     Estimated
                                                                                                       Market
                                                                            Cost(1)                   Value(2)
                                                                         ------------             ---------------
Due in One Year or Less                                                  $     23,078             $        23,487
Due After One Year Through Five Years                                         207,741                     214,467
Due After Five Years through Ten Years                                         89,820                      95,295
Due After Ten Years                                                           138,734                     144,513
Collateralized Mortgage and Asset Backed Securities                           373,328                     376,751
-----------------------------------------------------------------------------------------------------------------
                                                                         $    832,701             $       854,513
=================================================================================================================

(1) Original cost adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)      Estimated market values have been based on quoted market prices.

The sources of net investment income for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

                                                2002                2001              2000
                                           ---------------     ---------------    -----------
Fixed Maturities                           $    37,959         $    30,962        $    23,396
Equity Securities                                  706               1,343              1,414
Cash and Cash Equivalents                        1,113               1,908              1,961
---------------------------------------------------------------------------------------------
Total Investment Income                         39,778              34,213             26,771
Investment Expense                              (2,262)             (1,787)              (968)
---------------------------------------------------------------------------------------------
Net Investment Income                      $    37,516         $    32,426        $    25,803
=============================================================================================

There are no material investments in fixed maturity securities that were non-income producing for the twelve month periods ended December 31, 2002, 2001, or 2000. Investment expense includes $77,000, $107,000, and $182,000, in investment management fees paid to a director of the Company in 2002, 2001, and 2000, respectively. These transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other investment advisors.

Realized pre-tax gains (losses) on the sale of investments for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

                                                                  2002                2001               2000
                                                             ---------------     ---------------    ----------
Fixed Maturities
   Gross Realized Gains                                      $    3,771          $    5,023         $      242
   Gross Realized Losses                                         (1,952)             (9,979)            (3,607)
--------------------------------------------------------------------------------------------------------------
Net Gain (Loss)                                                   1,819              (4,956)            (3,365)
--------------------------------------------------------------------------------------------------------------
Equity Securities
   Gross Realized Gains                                             177              10,259             18,685
   Gross Realized Losses                                         (5,367)             (1,946)            (3,602)
--------------------------------------------------------------------------------------------------------------
Net Gain (Loss)                                                  (5,190)              8,313             15,083
--------------------------------------------------------------------------------------------------------------
   Total Net Realized
   Investment Gain (Loss)                                    $   (3,371)         $    3,357         $   11,718
==============================================================================================================

4.       Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. At December 31, 2002 and 2001, the carrying value of the securities on deposit totaled $13.5 million.

Additionally, the Insurance Subsidiaries have investments, principally asset backed securities, which collateralize the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 9. The carrying value of these investments was $49.2 million and $33.9 million as of December 31, 2002 and 2001, respectively.

5.       Trust Accounts

The Company maintains investments in trust accounts under reinsurance agreements with unrelated insurance companies. These investments collateralize the Company's obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income, resulting from investment of these assets are distributed to the Company on a monthly basis. At December 31, 2002 and 2001 the carrying value of these trust fund investments were $1.6 million and $11.9 million, respectively.

The Company's share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.

6.       Property and Equipment

The following table summarizes property and equipment at December 31, 2002 and 2001 (dollars in thousands):

                                                                                     Estimated Useful
                                                        December 31,                   Lives (Years)
                                                --------------------------             -------------
                                                   2002             2001
                                                   ----             ----
Furniture, Fixtures and Automobiles             $   4,491        $   3,854                   5

Software, Computer Hardware and
Telephone Equipment                                18,755           14,897                 3 - 7

Land and Building                                   3,588            3,585                  40

Leasehold Improvements                              1,881            1,489                10 -12
--------------------------------------------------------------------------
                                                   28,715           23,825
Accumulated Depreciation and
 Amortization                                     (15,921)         (13,743)
--------------------------------------------------------------------------
Property and Equipment                          $  12,794        $  10,082
==========================================================================

Included in property and equipment are costs incurred in developing or purchasing information systems technology of $8.2 million and $6.3 million in 2002 and 2001, respectively. Amortization of these costs was $1.0 million, $0.8 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation expense, excluding amortization of capitalized information systems technology costs, was $1.5 million, $1.4 million and $1.4 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

7.       Goodwill

The following table provides a reconciliation of the prior two year's ended December 31 reported net income to adjusted net income had SFAS No. 142 been applied at the beginning of fiscal 2000 (in thousands, except per share amounts):

                                                                 For the Year Ended December 31,
                                                     ------------------------------------------------------
                                                        2002                  2001                   2000
                                                     ---------             ----------             ---------
Reported net income                                  $  36,005             $   30,559             $  30,770
Adjustment for goodwill amortization                         -                  1,500                 1,500
                                                     ---------             ----------             ---------
Adjusted net income                                  $  36,005             $   32,059             $  32,270
                                                     =========             ==========             =========
Reported basic earnings per share                    $    1.67             $     1.85             $    2.53
Adjustment for goodwill amortization                         -                   0.09                  0.12
                                                     ---------             ----------             ---------
Adjusted basic earnings per share                    $    1.67             $     1.94             $    2.65
                                                     =========             ==========             =========
Reported diluted earnings per share                  $    1.62             $     1.78             $    2.11
Adjustment for goodwill amortization                         -                   0.09                  0.10
                                                     ---------             ----------             ---------
Adjusted diluted earnings per share                  $    1.62             $     1.87             $    2.21
                                                     =========             ==========             =========

8.       Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for Unpaid Loss and Loss Adjustment Expenses is summarized as follows (in thousands):

                                                             2002                  2001                  2000
                                                          ----------            ----------            ----------
Balance at January 1,                                     $  302,733            $  237,494            $  188,063
   Less Reinsurance Recoverables                              52,599                42,030                26,710
                                                          ----------            ----------            ----------
   Net Balance at January 1,                                 250,134               195,464               161,353
                                                          ----------            ----------            ----------

Incurred related to:
   Current Year                                              239,834               166,220               128,761
   Prior Years                                                27,599                13,435                 2,543
                                                          ----------            ----------            ----------
Total Incurred                                               267,433               179,655               131,304
                                                          ----------            ----------            ----------

Paid related to:
   Current Year                                               58,530                54,228                36,271
   Prior Years                                                99,326                70,757                60,922
                                                          ----------            ----------            ----------
Total Paid                                                   157,856               124,985                97,193
                                                          ----------            ----------            ----------

Net Balance at December 31,                                  359,711               250,134               195,464
   Plus Reinsurance Recoverables                              85,837                52,599                42,030
                                                          ----------            ----------            ----------
Balance at December 31,                                   $  445,548            $  302,733            $  237,494
                                                          ==========            ==========            ==========

During 2002, the Company increased the estimated loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2001 by $30.2 million ($20.7 million net of reinsurance). As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $14.5 million ($8.7 million net of reinsurance recoverables). The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination which can be up to five years from lease inception. During 2002 adverse trends further deteriorated in both frequency and severity on leases expiring in 2002. As part of the Company's monitoring and evaluation process, consulting firms were engaged during the third quarter of 2002 to aid in evaluating this deterioration and the ultimate potential loss exposure under these policies. As a result of the indications and subsequent evaluation by the Company and changes in the Company's assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the over supply of used cars; and the overall uncertain economic conditions.

The Company also increased the liability for unpaid loss and loss adjustment expenses on the Commercial Automobile Excess Liability Insurance ("Excess Liability") product sold to rental car companies (Commercial Lines Underwriting Segment) primarily for the 2000 and 2001 accident years by $6.9 million ($4.9 million net of reinsurance). As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for the Excess Liability policies issued in these years of $23.0 million ($21.6 million net of reinsurance). Excess Liability provides automobile liability coverage in excess of the state mandated limits which are provided by the rental car company. During the third quarter of 2002, pursuant to a routine underwriting review focusing on price adequacy and loss experience, the Company non-renewed a significant Excess Liability customer as a result of an unacceptable underwriting risk profile (Results of Operations (2002 versus 2001)). This adverse loss development was primarily due to pricing inadequacy and the adverse loss experience of this customer. Additionally, the Company has experienced a delay in both the reporting of claims and the claim litigation discovery process as a result of this policyholder and another Excess Liability policyholder filing for Chapter 11 during the third quarter 2002 and fourth quarter 2001, respectively.

During 2001, as a result of changes in estimates of insured events in prior years, the Company increased losses and loss adjustment expenses incurred by $13.4 million. Such development was primarily due to losses emerging at a higher rate on automobile leases expiring in 2001 on residual value policies underwritten in prior years than had been originally anticipated when the initial reserves were estimated.

9.       Loans Payable

The Company had aggregate borrowings of $39.1 million and $31.3 million as of December 31, 2002 and 2001, respectively, from the Federal Home Loan Bank of Pittsburgh. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings were invested in asset backed securities and collateralized mortgage obligations to achieve a positive spread between the rate of interest on these securities and the borrowing rates. The weighted-average interest rate on borrowings outstanding as of December 31, 2002 was 1.54%.

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

10.      Income Taxes

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                                               December 31,
                                                                                      ------------------------------
                                                                                        2002                  2001
                                                                                        ----                  ----
Assets:
   Loss Reserve Discounting                                                           $ 16,461              $ 12,308
   Excess of Tax Over Financial Reporting Earned Premium                                18,838                11,492
   Excess of Financial Reporting Over Tax Net Realized Investment Losses                 3,315                 2,029
   Deferred Compensation                                                                   107                    97
   Other Assets                                                                            633                   399
--------------------------------------------------------------------------------------------------------------------
Total Assets                                                                            39,354                26,325
====================================================================================================================

Liabilities:
   Deferred Acquisition Costs                                                           21,445                14,534
   Unrealized Appreciation of Securities                                                 8,715                 4,556
   Property and Equipment Basis                                                            803                   548
   Other Liabilities                                                                       850                   491
--------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                       31,813                20,129
--------------------------------------------------------------------------------------------------------------------
Net Deferred Income Tax Asset                                                         $  7,541              $  6,196
====================================================================================================================

The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

                                                                                     Amount of Tax            Percent
                                                                                     -------------            -------
For the year ended December 31, 2002:
   Federal Tax at Statutory Rate                                                       $  18,382                35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                    (2,525)               (5)
   Other, Net                                                                                657                 1
---------------------------------------------------------------------------------------------------------------------
Income Tax Expense                                                                     $  16,514                31%
=====================================================================================================================

For the year ended December 31, 2001:
   Federal Tax at Statutory Rate                                                       $  16,169                35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                    (1,456)               (3)
   Nondeductible Goodwill Amortization                                                       523                 1
   Other, Net                                                                                403                 1
---------------------------------------------------------------------------------------------------------------------
Income Tax Expense                                                                     $  15,639                34%
=====================================================================================================================

For the year ended December 31, 2000:
   Federal Tax at Statutory Rate                                                       $  15,929                35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                    (1,884)               (4)
   Nondeductible Goodwill Amortization                                                       522                 1
   Other, Net                                                                                175                 -
---------------------------------------------------------------------------------------------------------------------
Income Tax Expense                                                                     $  14,742                32%
=====================================================================================================================

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

11.      Minority Interest in Consolidated Subsidiaries

During 1998, the Company issued 10.350 million FELINE PRIDES(SM) at $10.00 per security and PCHC Financing I, the Company's business trust subsidiary, issued 1,000,000 7.0% Trust Originated Preferred Securities with a stated liquidation amount per trust preferred security equal to $10.00. The 10.350 million FELINE PRIDES(SM) consisted of 9.350 million units referred to as Income Prides and
1.000 million units referred to as Growth Prides. Each Income Prides consisted of a unit comprised of (a) a purchase contract under which the holder purchased a number of shares of Philadelphia Consolidated Holding Corp. common stock on May 16, 2001 (equal to .3858 shares per FELINE PRIDES(SM) under the terms specified in the stock purchase contract and (b) beneficial ownership of a 7.0% Trust Originated Preferred Security issued by PCHC Financing I and representing an undivided beneficial ownership in the assets of PCHC Financing I. Each holder received aggregate cumulative cash distributions at the annual rate of 7.00% of the $10.00 stated amount for the security, payable quarterly in arrears. Each Growth Prides consisted of a unit with a face amount of $10.00 comprised of (a) a purchase contract under which (i) the holder purchased a number of shares of Philadelphia Consolidated Holding Corp. common stock on May 16, 2001 (equal to ..3858 shares per FELINE PRIDES(SM) under the terms specified in the stock purchase contract and (ii) the Company paid the holder contract adjustment payments at the rate of .50% of the stated amount per annum and (b) a 1/100 undivided beneficial ownership interest in a treasury security having a principal amount at maturity equal to $1,000 and maturing on May 15, 2001.

On May 16, 2001, the Company issued 4.0 million common shares to satisfy the stock purchase contract obligation from the Company's 1998 FELINE PRIDES(SM) offering. The issuance of such shares resulted in a $98.9 million increase in Shareholders' Equity and a corresponding decrease in the Minority Interest In Consolidated Subsidiaries balance.

12.      Shareholders' Equity

Basic and diluted earnings per share are calculated as follows (dollars and share data in thousands, except per share data):

                                                                                 As of and For the Years Ended December 31,
                                                                                 ------------------------------------------
                                                                                    2002            2001             2000
                                                                                 ----------      ----------       ---------
Weighted-Average Common Shares Outstanding                                           21,611          16,529          12,178

Weighted-Average Share Equivalents Outstanding                                          682             656           2,412
                                                                                 ----------      ----------       ---------

Weighted-Average Shares and Share Equivalents Outstanding                            22,293          17,185          14,590
                                                                                 ==========      ==========       =========

Net Income                                                                          $36,005         $30,559         $30,770
                                                                                 ==========      ==========       =========

Basic Earnings Per Share                                                            $  1.67         $  1.85         $  2.53
                                                                                    =======         =======         =======

Diluted Earnings Per Share                                                          $  1.62         $  1.78         $  2.11
                                                                                    =======         =======         =======

The number of weighted share equivalents not included in the weighted-average share equivalents outstanding calculation amounted to 9,620, 122 and 20,291 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Under the Company's stock option plan, stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options are primarily exercisable after the expiration of five years following the grant date. Under this plan, as amended, the Company has reserved 3,500,000 shares of common stock for issuance pursuant to options granted under the plan. As of December 31, 2002, 2,460,800 shares of common stock remain reserved for future issuance pursuant to options granted under this plan.

In addition to stock options granted pursuant to the Company's stock option plan, the Company's Board of Directors have granted previous awards of 2,613,492 stock options. During 2000 all such stock options were exercised.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148") which amends SFAS Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148.

The following table is presented in accordance with SFAS No. 148. The Company uses the Black-Scholes pricing model; to calculate the fair value of the options awarded as of the date of grant.

                                           2002                               2001                              2000
                               -----------------------------      -----------------------------    ------------------------------
                                                 Exercise                          Exercise                          Exercise
                                                   Price                             Price                             Price
                                Options        Per Option(1)       Options       Per Option(1)      Options         Per Option(1)
                               ---------       -------------      ---------      --------------    ----------      --------------
Outstanding at beginning of
year                           1,453,075        $  19.32          1,330,075        $  12.68         3,835,917        $   5.55
Granted                          549,500        $  36.14            572,500        $  27.09           272,500        $  18.32
Exercised                       (107,000)       $   8.07           (392,000)       $   8.09        (2,640,842)       $   2.61
Canceled                          (5,500)       $  29.60            (57,500)       $  19.68          (137,500)       $  18.28
                               ---------                          ---------                        ----------
Outstanding at end of year     1,890,075        $  24.82          1,453,075        $  19.32         1,330,075        $  12.68
                               =========                          =========                        ==========

Exercisable at end of year       194,950                            296,950                            21,050

Weighted-average fair
   value of options granted
   during the year                              $ 14.46                            $  10.99                          $   7.75

                                                               Exercise          Remaining        Exercisable         Exercise
                                            Outstanding          Price          Contractual       at December          Price
                                            At December           Per               Life            31, 2002            Per
Range of Exercise Prices                     31, 2002          Option(1)         (Years)(1)                          Option(1)
------------------------------------------------------------------------------------------------------------------------------------
$2.61 to $9.31                                  189,950         $   8.98                3.4            189,950         $  8.98
$13.88 to $19.75                                463,625         $  15.93                6.4              5,000           16.38
$20.50 to $27.00                                557,500         $  25.01                7.8                  -               -
$27.31 to $34.63                                302,500         $  30.02                9.2                  -               -
$36.55 to $42.49                                376,500         $  39.87                9.4                  -               -
                                              ---------                                                -------
                                              1,890,075         $  24.82                               194,950          $  9.17
                                              =========                                                =======

(1)  Weighted Average.

The Company has established the following non-qualified stock purchase plans:

Employee Stock Purchase Plan (the "Stock Purchase Plan"): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan as amended is 1,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 77,730 and 103,855 shares in 2002 and 2001, respectively. The weighted-average fair value of those purchase rights granted in 2002 and 2001 was $4.47 and $3.85, respectively.

In May 2002, the Nonqualified Employee Stock Purchase Plan was approved by the Company's shareholders (the "Nonqualified Stock Plan"): The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 1,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company issued 242,444 shares in 2002. The weighted-average fair value of those purchase rights granted in 2002 was $4.47.

Directors Stock Purchase Plan ("Directors Plan"): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 50,000. Non-employee Directors, during monthly offerings periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 2,237 and 1,709 shares in 2002 and 2001, respectively. The weighted-average fair value of those purchase rights granted in 2002 and 2001 was $5.63 and $4.56, respectively.

Preferred Agents Stock Purchase Plan ("Preferred Agents Plan"): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 200,000. Eligible Preferred Agents during designated offering periods may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Preferred Agents Plan, the Company issued 10,966 and 0 shares in 2002 and 2001, respectively. The weighted-average fair value of those purchase rights granted in 2002 was $6.07.

The following represents pro forma information as if the Company recorded compensation costs using the fair value of the issued compensation instruments (the results may not be indicative of the actual effect on net income in future years) (in thousands, except per average common share data):

                                                                     2002             2001            2000
                                                                  ---------        ---------       ---------
Net Income As Reported                                            $  36,005        $  30,559       $  30,770
Assumed Stock Compensation Cost                                       2,254            1,543             947
                                                                  ---------        ---------       ---------
Pro Forma Net Income                                              $  33,751        $  29,016       $  29,823
                                                                  =========        =========       =========
Diluted Earnings Per Average Common Share as Reported             $    1.62        $    1.78       $    2.11
                                                                  =========        =========       =========
Pro Forma Diluted Earnings Per Average Common Share               $    1.51        $    1.69       $    2.04
                                                                  =========        =========       =========

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

                                                                     2002              2001             2000
                                                                    ------            ------           ------
Expected Stock Volatility                                            33.0%            32.0%            30.6%
Risk-Free Interest Rate                                               4.1%             4.7%             6.2%
Expected Option Life (Years)                                          6.0              6.0              6.0
Expected Dividends                                                    0.0%             0.0%             0.0%

13.      Stock Repurchase Authorization

During the three years ended December 31, 2002, the Company repurchased 0.9 million shares for approximately $15.0 million under its stock repurchase authorization. At December 31, 2002, $25.0 million remains under a $55.0 million stock purchase authorization.

14.      Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders.

The loss and loss adjustment expense reserves ceded under such arrangements were $85.8 million and $52.6 million at December 31, 2002 and 2001, respectively. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance reserves (excluding reserves ceded to voluntary and mandatory pool mechanisms) that are with companies rated "A" (Excellent) or better by A.M. Best Company is 97.0% as of December 31, 2002 and 2001, respectively. Additionally, approximately 1%, 3% and 4% of the Company's net written premiums for the years ended December 31, 2002, 2001, and 2000, respectively, were assumed from an unrelated reinsurance company.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                                                                   Written              Earned
For the Year Ended December 31, 2002:                                              -------              ------
   Direct Business                                                               $  660,789            $ 550,443
   Reinsurance Assumed                                                                2,950                5,042
   Reinsurance Ceded                                                                140,568              134,299
----------------------------------------------------------------------------------------------------------------
Net Premiums                                                                     $  523,171            $ 421,186
----------------------------------------------------------------------------------------------------------------
Percentage Assumed of Net                                                                                    1.2%
================================================================================================================

For the Year Ended December 31, 2001:
   Direct Business                                                               $  464,491            $ 409,814
   Reinsurance Assumed                                                                9,074               11,249
   Reinsurance Ceded                                                                139,748              124,970
----------------------------------------------------------------------------------------------------------------
Net Premiums                                                                     $  333,817            $ 296,093
----------------------------------------------------------------------------------------------------------------
Percentage Assumed of Net                                                                                    3.8%
================================================================================================================

For the Year Ended December 31, 2000:
   Direct Business                                                               $  350,603            $ 319,591
   Reinsurance Assumed                                                               11,256                8,747
   Reinsurance Ceded                                                                 98,430              101,046
----------------------------------------------------------------------------------------------------------------
Net Premiums                                                                     $  263,429            $ 227,292
----------------------------------------------------------------------------------------------------------------
Percentage Assumed of Net                                                                                    3.8%
================================================================================================================

15.      Compensation Plans

The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 75% of the participant's pre-tax contribution, subject to a maximum of 6% of the participant's eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company's contribution upon completion of four years of service. The Company's total contributions to the plan were $0.8 million, $0.6 million and $0.6 million in 2002, 2001, and 2000, respectively.

The Company sponsors an unfunded nonqualified key employee deferred compensation plan. Under the plan deferred compensation benefits are provided through deferrals of base salary and bonus compensation ("Employee Deferrals") and discretionary contributions by the Company ("Employer Contributions") for a select group of management and highly compensated employees of the Company and its subsidiaries. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant's plan deferral account. A participant's interest in the portion of his or her plan deferral account that is attributable to Employee Deferrals are fully vested at all times. That portion of a participant's plan deferral account attributable to Employer Contributions generally will vest over the course of a five year period beginning on the last day of the first year after the plan year for which the Employer Contribution was made. The amounts in each participant's plan deferral account represent an obligation of the Company to pay the participant at some time in the future. At December 31, 2002 the Company had a $0.1 million deferred compensation obligation pursuant to this plan.

The Company also sponsors an unfunded nonqualified executive deferred compensation plan. Under the plan deferred compensation benefits are provided by the Company through deferrals of base salary and bonus compensation for management and highly compensated executives designated by the Board of Directors. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant's plan deferral account. A participant's benefit under the plan is the amount of such participant's plan deferral amount. At December 31, 2002 the Company had a $0.5 million deferred compensation obligation pursuant to this plan.

16.      Commitments and Contingencies

The Company is a defendant in a lawsuit to which PIIC issued insurance coverages to a policyholder for residual value protection. The complaint asks for damages and a declaratory judgment against PIIC. The complaint arises principally out of a loss adjustment change and also relates to other coverage interpretations made by PIIC under the terms of residual value protection insurance policies issued to the plaintiff. The complaint alleges that as a result of the loss adjustment change the plaintiff may suffer damages as much as $75 million. On June 27, 2002, PIIC filed an answer to the complaint denying liability with respect to the matters set forth above. PIIC believes that this claim is without merit and is vigorously defending this action.

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company also is not involved in any other pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

The Company currently leases office space to serve as its headquarters location and 36 field offices for its production underwriters. In addition, the Company leases certain computer equipment. Rental expense for these operating leases was $3.1 million, $2.6 million and $2.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

At December 31, 2002 the Company has open commitments of $4.5 million under certain limited partnership and information technology development agreements. The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 were as follows (in thousands):

Year Ending December 31:
2003                                              $ 3,991
2004                                                2,306
2005                                                2,032
2006                                                1,851
2007 and Thereafter                                 1,889
---------------------------------------------------------
Total Minimum Payments Required                   $12,069
=========================================================

17.      Summary of Quarterly Financial Information - Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2002 and 2001 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

                                                                           Three Months Ended
                                                  --------------------------------------------------------------------
                                                   March 31,          June 30,         September 30,       December 31,
                                                    2002(2)          2002(1)(2)           2002(2)            2002(2)
                                                  -----------       -----------        ------------        -----------
Net Earned Premiums                               $    89,244       $   100,273        $    106,146        $   125,523
Net Investment Income                             $     8,855       $     9,375        $      9,497        $     9,789
Net Realized Investment Gain (Loss)               $        47       $    (3,181)       $        199        $      (436)
Net Loss and Loss Adjustment Expenses             $    53,049       $    60,832        $     78,349        $    75,203
Acquisition Costs and Other
  Underwriting Expenses                           $    27,821       $    31,057        $     32,343        $    38,697

Net Income                                        $    10,677       $     8,953        $      2,892        $    13,483

Basic Earnings Per Share                          $      0.50       $      0.41        $       0.13        $      0.62
Diluted Earnings Per Share                        $      0.48       $      0.40        $       0.13        $      0.61

Weighted-Average Common Shares
  Outstanding                                      21,528,091        21,578,045          21,625,799         21,710,121
Weighted-Average Share Equivalents
  Outstanding                                         724,311           753,575             636,828            558,100
                                                  -----------       -----------        ------------        -----------
Weighted-Average Shares and Share
  Equivalents Outstanding                          22,252,402        22,331,620          22,262,627         22,268,221
                                                  ===========       ===========        ============        ===========

                                                   March 31,         June 30,          September 30,       December 31,
                                                     2001             2001(3)             2001(3)             2001
                                                  -----------       -----------        ------------        -----------
Net Earned Premiums                               $    66,523       $    71,703        $     77,755        $    80,112
Net Investment Income                             $     8,042       $     8,091        $      8,238        $     8,055
Net Realized Investment Gain                      $     2,299       $       318        $        488        $       252
Net Loss and Loss Adjustment Expenses             $    39,152       $    42,866        $     50,640        $    46,997
Acquisition Costs and Other
  Underwriting Expenses                           $    22,468       $    22,695        $     25,880        $    25,977

Minority Interest:
  Distributions on Company Obligated
  Mandatorily Redeemable Preferred
  Securities Of Subsidiary Trust                  $     1,811       $       938        $          -        $         -
Net Income                                        $     7,714       $     7,736        $      5,972        $     9,137

Basic Earnings Per Share                          $      0.57       $      0.50        $       0.34        $      0.48
Diluted Earnings Per Share                        $      0.54       $      0.48        $       0.32        $      0.46

Weighted-Average Common Shares
  Outstanding                                      13,477,940        15,587,962          17,808,317         19,147,755
Weighted-Average Share Equivalents
  Outstanding                                         701,604           692,256             704,534            684,796
                                                  -----------       -----------        ------------        -----------
Weighted-Average Shares and Share
  Equivalents Outstanding                          14,179,544        16,280,218          18,512,851         19,832,551
                                                  ===========       ===========        ============        ===========

(1) During the three months ended June 30, 2002, a 2001 accident year aggregate stop loss reinsurance program was commuted. As a result of this commutation, net earned premiums and net income increased by $3.6 million and $2.3 million, respectively.

(2) Net Realized Investment Gain (Loss) for the three months ended June 30, 2002, September 30, 2002 and December 31, 2002 includes non-cash realized losses of $1.2 million, $0.3 million, and $2.2 million, respectively, as a result of impairment evaluations.

(3) Net Realized Investment Gain (Loss) for the three months ended June 30, 2001 and December 31, 2001 includes non-cash realized losses of $4.3 million and $1.5 million, respectively, as a result of impairment evaluations.

18.      Segment Information

The Company's operations are classified into three reportable business segments which are organized around its three underwriting divisions: The Commercial Lines Underwriting Group which has underwriting responsibility for the Commercial Automobile and Commercial Property and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group which has underwriting responsibility for the professional liability insurance products; and The Personal Lines Group which designs, markets and underwrites personal property and casualty insurance products for the Manufactured Housing and Homeowners markets. Effective June 30, 2000, due to a change in market focus, the previously reported Specialty Property Underwriting Group segment was restructured resulting in the combination of this Underwriting Group with the Commercial Lines Underwriting Group. Accordingly, prior information has been reclassified to reflect this change. Each business segment's responsibilities include: pricing, managing the risk selection process, and monitoring the loss ratios by product and insured. The reportable segments operate solely within the United States and have not been aggregated.

The segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon premium production and the associated loss experience which includes paid losses, an amount determined on the basis of claim adjusters' evaluation with respect to insured events that have occurred and an amount for losses incurred that have not been reported. Investments and investment performance including investment income and net realized investment gain (loss); acquisition costs and other underwriting expenses including commissions, premium taxes and other acquisition costs; and other operating expenses are managed at a corporate level by the corporate accounting function in conjunction with other corporate departments and are included in "Corporate".

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                 Commercial      Specialty      Personal
                                                    Lines          Lines          Lines        Corporate        Total
                                                 ------------------------------------------------------------------------
2002:

 Gross Written Premiums                          $   473,984    $   109,292    $    80,463    $          -    $   663,739
                                                 ------------------------------------------------------------------------
 Net Written Premiums                            $   384,060    $   101,618    $    37,493    $          -    $   523,171
                                                 ------------------------------------------------------------------------
Revenue:
 Net Earned Premiums                             $   300,057    $    85,672    $    35,457    $          -    $   421,186
 Net Investment Income                                     -              -              -          37,516         37,516
 Net Realized Investment Loss                              -              -              -          (3,371)        (3,371)
 Other Income                                              -              -            645             266            911
                                                 ------------------------------------------------------------------------
 Total Revenue                                       300,057         85,672         36,102          34,411        456,242
                                                 ------------------------------------------------------------------------

Losses and Expenses:
 Net Loss and Loss Adjustment Expenses               202,604         43,310         21,519               -        267,433
 Acquisition Costs and Other Underwriting
  Expenses                                                 -              -              -         129,918        129,918
 Other Operating Expenses                                  -              -            130           6,242          6,372
                                                 ------------------------------------------------------------------------
 Total Losses and Expenses                           202,604         43,310         21,649         136,160        403,723
                                                 ------------------------------------------------------------------------

Income Before Income Taxes                            97,453         42,362         14,453        (101,749)        52,519

Total Income Tax Expense                                   -              -              -          16,514         16,514
                                                 ------------------------------------------------------------------------

Net Income                                       $    97,453    $    42,362    $    14,453    $   (118,263)   $    36,005
                                                 ========================================================================

Total Assets                                     $         -    $         -    $   135,753    $  1,222,581    $ 1,358,334
                                                 ========================================================================

2001:

 Gross Written Premiums                          $   315,948    $    79,317    $    78,300    $          -    $   473,565
                                                 ------------------------------------------------------------------------
 Net Written Premiums                            $   223,700    $    69,772    $    40,345    $          -    $   333,817
                                                 ------------------------------------------------------------------------
Revenue:
 Net Earned Premiums                             $   189,835    $    68,156    $    38,102    $          -    $   296,093
 Net Investment Income                                     -              -              -          32,426         32,426
 Net Realized Investment Gain                              -              -              -           3,357          3,357
 Other Income                                              -              -          2,964          (2,377)           587
                                                 ------------------------------------------------------------------------
 Total Revenue                                       189,835         68,156         41,066          33,406        332,463
                                                 ------------------------------------------------------------------------

Losses and Expenses:
 Net Loss and Loss Adjustment Expenses               117,429         42,840         19,386               -        179,655
 Acquisition Costs and Other Underwriting
  Expenses                                                 -              -              -          97,020         97,020
 Other Operating Expenses                                  -              -          1,546           5,295          6,841
                                                 ------------------------------------------------------------------------
 Total Losses and Expenses                           117,429         42,840         20,932         102,315        283,516
                                                 ------------------------------------------------------------------------

Minority Interest:  Distributions on Company
 Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust                            -              -              -           2,749          2,749
                                                 ------------------------------------------------------------------------

Income Before Income Taxes                            72,406         25,316         20,134         (71,658)        46,198

Total Income Tax Expense                                   -              -              -          15,639         15,639
                                                 ------------------------------------------------------------------------

Net Income                                       $    72,406    $    25,316    $    20,134    $    (87,297)   $    30,559
                                                 ========================================================================

Total Assets                                     $         -    $         -    $   167,940    $    849,782    $ 1,017,722
                                                 ========================================================================

2000:

 Gross Written Premiums                          $   239,446    $    68,193    $    54,233    $          -    $   361,872
                                                 ------------------------------------------------------------------------
 Net Written Premiums                            $   163,430    $    67,860    $    32,139    $          -    $   263,429
                                                 ------------------------------------------------------------------------
Revenue:
 Net Earned Premiums                             $   142,250    $    56,884    $    28,158    $          -    $   227,292
 Net Investment Income                                     -              -              -          25,803         25,803
 Net Realized Investment Gain                              -              -              -          11,718         11,718
 Other Income                                              -              -         11,720          (2,739)         8,981
                                                 ------------------------------------------------------------------------
 Total Revenue                                       142,250         56,884         39,878          34,782        273,794
                                                 ------------------------------------------------------------------------

Losses and Expenses:
 Net Loss and Loss Adjustment Expenses                85,677         32,448         13,179               -        131,304
 Acquisition Costs and Other Underwriting
  Expenses                                                 -              -              -          75,054         75,054
 Other Operating Expenses                                  -              -         10,227           4,452         14,679
                                                 ------------------------------------------------------------------------
 Total Losses and Expenses                            85,677         32,448         23,406          79,506        221,037
                                                 ------------------------------------------------------------------------

Minority Interest:  Distributions on Company
 Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust                            -              -              -           7,245          7,245
                                                 ------------------------------------------------------------------------

Income Before Income Taxes                            56,573         24,436         16,472         (51,969)        45,512

Total Income Tax Expense                                   -              -              -          14,742         14,742
                                                 ------------------------------------------------------------------------

Net Income                                       $    56,573    $    24,436    $    16,472    $    (66,711)   $    30,770
                                                 ========================================================================

Total Assets                                     $         -    $         -    $   154,874    $    575,590    $   730,464
                                                 ========================================================================

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) The information required by this Item is incorporated by reference to the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

         (b)      Equity Compensation Plan Information

                  The following table sets forth certain information relating to the Company's equity compensation plans as of December 31, 2002:

                                                                                                Number of securities
                                                                                               remaining available for
                                                                                                future issuance under
                                  Number of securities to         Weighted-average               equity compensation
                                  be issued upon exercise         exercise price of                plans (excluding
                                  of outstanding options,        outstanding options,          securities reflected in
                                    warrants and rights          warrants and rights                 column (a))
       Plan Category                        (a)                          (b)                             (c)
----------------------------      -----------------------       ---------------------          -----------------------
Equity compensation plans
approved by security holders              1,890,075                  $    24.82                      1,760,735 (1)

Equity compensation plans
not approved by security
holders                                           -                            -                        175,506 (2)
                                  -----------------------       ---------------------          -----------------------
Total                                     1,890,075                  $     24.82                      1,936,241
                                  =======================       =====================          =======================

(1) Includes 758,718, 412,445 and 18,847 shares of the Company's common stock available for future issuance under the Company's Nonqualified Employee Stock Purchase Plan, Employee Stock Purchase Plan and Directors Stock Purchase Plan, respectively.

   (2) These shares of the Company's common stock are available for future issuance under a stock purchase plan for the Company's eligible Preferred Agents approved by the Company's Board of Directors. Under this Plan the Company's eligible Preferred Agents may purchase shares of the Company's common stock during 30 day offering periods as designated by the Company's Preferred Agent Committee at a per share price equal to 85% of the lesser of the fair market value of a share of the Company's common stock on the first business day of the offering period or the last day of the offering period. Any shares purchased pursuant to the Plan are restricted for a period of two-years, measured from the first day of the relevant offering period, and no eligible Preferred Agent is permitted to purchase shares under the plan during any three consecutive calendar years having an aggregate value in excess of $100,000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Proxy Statement under the caption "Additional Information Regarding the Board".

Item 14. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company's Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

Item 15. - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

         1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 33 are filed as part of this Report.

         2. Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.                                                         Description
-----------                                                         -----------
3.1      A            Articles of Incorporation of Philadelphia Insurance, as amended to date.
3.1.1    A            Amendment to Articles of Incorporation of Philadelphia Insurance.
3.1.2    L            Amendment to Articles of Incorporation, Philadelphia Consolidated Holding Corp.
3.2      A            By-laws of Philadelphia Insurance, as amended to date.
10.1     A (1)        Amended and Restated Key Employees' Stock Option Plan.
10.1.1   H (1)        Amended and Restated Key Employees' Stock Option Plan.
10.2     A (1)        Key Employees' Stock Bonus Plan.
10.2.1   A (1)        Excerpt of Board of Directors and Shareholders Resolution amending Key Employees' Stock
                      Bonus Plan.
10.6     A            Casualty Excess of Loss Reinsurance Agreement No. 14P-106,401,402, effective January 1, 1990, with Swiss
                      Re, as amended to date.
10.7     A            Property Quota Share Reinsurance Agreement No. 14P-202, effective December 9, 1989, with Swiss Re, as amended to date.
10.8     A            Casualty Quota Share Reinsurance Agreement No. 14P-201, effective January 1, 1989, with Swiss Re, as amended to date.
10.9     A            Retrocession Contract No. 80101, effective October 1, 1990, with Swiss Re, as amended to date, together with related Casualty Quota Share Reinsurance Agreement No. X21-201, as amended to date.
10.10    A            Retrocession Contract No. 81100/81101, effective October 1, 1990, with Swiss Re, as amended to date, together with related Property Quota Share Reinsurance Agreement No. DP2AB, effective October 1, 1990, as amended to date.
10.11    A            Retrocession Contract No. 80100/80103, effective October 1, 1990, with Swiss Re, as amended to date, together with related Casualty Quota Share Reinsurance Agreement No. DC2ABC, effective October 1, 1990, as amended to date.
10.12    A            Agreement of Reinsurance no. B367, dated June 11, 1991, with General Reinsurance Corporation, as amended to date.
10.13    A            Agreement of Reinsurance No. A271, dated July 2, 1993, with General Reinsurance Corporation.
10.14    A            General Agency Agreement, effective December 1, 1987, between MIA and Providence Washington Insurance
                      Company, as amended to date, together with related Quota Share Reinsurance Agreements, as amended to date.
10.15    A            E & O Insurance Policy effective July 20, 1993.
10.15.1  G            E & O Insurance Policy effective July 20, 1996.
10.15.2  I            E & O Insurance Policy effective July 20, 1997.
10.16    A            Minutes of the Board of Directors Meeting dated October 20, 1992, and excerpts from the Minutes of the
                      Board of Directors Meeting dated November 16, 1992.
10.17    A (1)        Letter dated July 9, 1993 from James J. Maguire, confirming verbal agreements concerning options.
10.18    A (1)        James J. Maguire Stock Option Agreements.
10.18.1  C (1)        Amendment to James J. Maguire Stock Option Agreements.
10.19    A (1)        Wheelways Salary Savings Plus Plan Summary Plan Description.
10.20    A            Key Man Life Insurance Policies on James J. Maguire
10.21    A            Reinsurance Pooling Agreement dated August 14, 1992, between PIIC and PIC.
10.22    A            Tax Sharing Agreement, dated July 16, 1987, between Philadelphia Insurance and PIC, as amended to date.
10.23    A            Tax Sharing Agreement, dated November 1, 1986, between Philadelphia Insurance and PIIC, as amended to date.
10.24    A (1)        Management Agreement dated May 20, 1991, between PIIC and MIA, as amended to date.

10.24.1  G (1)        Management Agreement dated May 20, 1991, between PIIC and MIA, as amended September 25, 1996.
10.25    A (1)        Management Agreement dated October 23, 1991, between PIC and MIA, as amended to date.
10.25.1  G (1)        Management Agreement dated October 23, 1991, between PIC and MIA, as amended
                      September 25, 1996.
10.26    A            General Mutual Release and Settlement of All Claims dated July 2, 1993, with the Liquidator of Integrity
                      Insurance Company.
10.27    A            Settlement Agreement and General Release with Robert J. Wilkin, Jr., dated August 18, 1993.
10.28    B            Lease tracking portfolio assignment agreement.
10.29    D (1)        James J. Maguire Split Dollar Life Insurance Agreement, Collateral Assignment and Joint and Last Survivor
                      Flexible Premium Adjustable Life Insurance Policy Survivorship Life.
10.30    E            Allenbrook Software License Agreement, dated September 26, 1995.
10.31    E            Sublease Agreement dated August 24, 1995 with CoreStates Bank, N.A.
10.32    E            Lease Agreement dated August 30, 1995 with The Prudential Insurance Company of America.
10.33    F (1)        Employee Stock Purchase Plan.
10.34    F (1)        Cash Bonus Plan.
10.35    F (1)        Executive Deferred Compensation Plan.
10.36    H (1)        Directors Stock Purchase Plan
10.37    I            Lease Agreement dated May 8, 1997 with Bala Plaza, Inc.
10.38    I            Casualty Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Property
                      Per Risk Excess of Loss Reinsurance Agreement effective January 1, 1997 and Property Facultative Excess of Loss Automatic Reinsurance Agreement effective January 1, 1997.
10.39    I            Automobile Leasing Residual Value Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Second Casualty Excess of Loss Reinsurance Agreement, effective January 1, 1997.
10.40    J            Inspire Software License Agreement, dated December 31, 1998.
10.41    J            Lease Agreement dated July 6, 1998 with Bala Plaza, Inc.
10.42    K            Plan and Agreement of Merger Between Philadelphia Consolidated Holding Corp. and The Jerger Co. Inc.
10.43    L            Philadelphia Insurance Companies Non Qualified Employee Stock Purchase Plan - incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (file no. 333-91216) filed with the Securities and
                      Exchange Commission on June 26, 2002.
10.44    L            Philadelphia Consolidated Holding Corp. Employee's Stock Option Plan (Amended and Restated Effective
                      March 24, 2002) - incorporated by reference to Exhibit 4 to Registration Statement on Form S-8
                      (file no. 333-91218) filed with the Securities and Exchange Commission on June 26, 2002.
10.45    L            Philadelphia Insurance Companies Key Employee Deferred Compensation Plan - incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (file no. 333-90534) filed with the Securities and Exchange Commission on June 14, 2002.
10.46    L (1)        Employment Agreement with James J. Maguire, Jr. effective June 1, 2002.
10.47    L (1)        Employment Agreement with Sean S. Sweeney effective June 1, 2002.
10.48    L (1)        Employment Agreement with Craig P. Keller effective June 1, 2002.
10.49    M (1)        Employment Agreement with James J. Maguire effective June 1, 2002.
10.50    M (1)        Employment Agreement with Christopher J. Maguire effective June 1, 2002.
10.51    N            AQS, Inc. Software License Agreement, dated October 1, 2002.
10.52    N (1)        Employment Agreement with P. Daniel Eldridge effective October 1, 2002.
11       N            Statement regarding computation of earnings per share.
21       N            List of Subsidiaries of the Registrant.
23       N            Consent of PricewaterhouseCoopers LLP.
24       A            Power of Attorney
99.1     N            Report of Independent Accountants of PricewaterhouseCoopers LLP on Financial Statement Schedules.
99.2     N            Certification of the Company's chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3     N            Certification of the Company's chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A             Incorporated by reference to the Exhibit filed with the Registrant's Form S-1 Registration Statement under the
              Securities Act of 1933 (Registration No. 33-65958).
B             Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference.
C             Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
              1994 and incorporated by reference.
D             Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and incorporated by reference.
E             Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.
F             Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
              1996 and incorporated by reference.
G             Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.
H             Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.
I             Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
J             Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
K             Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
L             Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference.
M             Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
              2002 and incorporated by reference.
N             Filed herewith.
(1)           Compensatory Plan or Arrangement, or Management Contract.

(b) Reports on Form 8-K:

         The Company has not filed any reports on Form 8-K during the quarterly period ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Philadelphia Consolidated Holding Corp.

                                         By: /s/ James J. Maguire, Jr.
                                         ---------------------------------------
                                         James J. Maguire, Jr.
                                         President and Chief Executive Officer
                                         March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                Title                               Date
        ---------                                -----                               ----

/s/ James J. Maguire, Jr.          President & Chief Executive Officer,         March 28, 2003
---------------------------          (Principal Executive Officer)
  James J. Maguire, Jr.

/s/ Craig P. Keller                Executive Vice President, Secretary,         March 28, 2003
---------------------------       Treasurer, and Chief Financial Officer
  Craig P. Keller                       (Principal Financial and
                                           Accounting Officer)

/s/ James J. Maguire                    Chairman of the Board of                March 28, 2003
---------------------------                    Directors
  James J. Maguire

/s/ Sean S. Sweeney                 Executive Vice President, Director          March 28, 2003
---------------------------
  Sean S. Sweeney

Michael J. Cascio                              Director                         March 28, 2003
---------------------------
  Michael J. Cascio

/s/ Elizabeth H. Gemmill                       Director                         March 28, 2003
---------------------------
  Elizabeth H. Gemmill

/s/ William J. Henrich, Jr.                    Director                         March 28, 2003
---------------------------
  William J. Henrich, Jr.

/s/ Paul R. Hertel, Jr.                        Director                         March 28, 2003
---------------------------
  Paul R. Hertel, Jr.

/s/ Margaret M. Mattix                         Director                         March 28, 2003
---------------------------
  Margaret M. Mattix

/s/ Maureen H. McCullough                      Director                         March 28, 2003
---------------------------
  Maureen H. McCullough

Thomas J. McHugh                               Director                         March 28, 2003
---------------------------
  Thomas J. McHugh

/s/ Michael J. Morris                          Director                         March 28, 2003
---------------------------
  Michael J. Morris

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                 Title                               Date
       ---------                                 -----                               ----

/s/ J. Eustace Wolfington                      Director                         March 28, 2003
---------------------------
  J. Eustace Wolfington

/s/ James L. Zech                              Director                         March 28, 2003
---------------------------
  James L. Zech

                                  CERTIFICATION

I, James J. Maguire, Jr., President and Chief Executive Officer of Philadelphia Consolidated Holding Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Philadelphia Consolidated Holding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: March 28, 2003                   Signed: /s/ James J. Maguire, Jr.
                                                  -----------------------------
                                          Name:   James J. Maguire, Jr.
                                          Title:  President and Chief Executive
                                                  Officer

                                  CERTIFICATION

I, Craig P. Keller, Chief Financial Officer of Philadelphia Consolidated Holding Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Philadelphia Consolidated Holding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: March 28, 2003                   Signed: /s/ Craig P. Keller
                                                  -----------------------------
                                          Name:   Craig P. Keller
                                          Title:  Chief Financial Officer

            Philadelphia Consolidated Holding Corp. and Subsidiaries
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                             As of December 31, 2002
                             (Dollars in Thousands)

                                                                                  COLUMN C            COLUMN D
                                                                                 Estimated         Amount at which
                       COLUMN A                                COLUMN B            Market           shown in the
                 Type of Investment                             Cost *              Value           Balance Sheet
------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
Bonds:
  United States Government and Government
  Agencies and Authorities                                   $    91,114        $    96,272        $        96,272
  States, Municipalities and Political Subdivisions              279,397            289,990                289,990
  Public Utilities                                                36,543             37,737                 37,737
  All Other Corporate Bonds                                      422,479            427,193                427,193
Redeemable Preferred Stock                                         3,168              3,321                  3,321
                                                             -----------        -----------        ---------------
              Total Fixed Maturities                             832,701            854,513                854,513
                                                             -----------        -----------        ---------------

Equity Securities:
Common Stocks:
  Public Utilities                                                    97                103                    103
  Banks, Trust and Insurance Companies                             8,727              8,671                  8,671
  Industrial, Miscellaneous and all other                         34,522             37,559                 37,559
Non-redeemable Preferred Stocks                                    7,911              8,013                  8,013
                                                             -----------        -----------        ---------------
              Total Equity Securities                             51,257             54,346                 54,346
                                                             -----------        -----------        ---------------
              Total Investments                              $   883,958        $   908,859        $       908,859
                                                             ===========        ===========        ===============

* Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                                   Schedule II
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                                 Balance Sheets
                        (In Thousands, Except Share Data)

                                                                                 As of December 31,
                                                                            --------------------------

                                                                               2002            2001
                                                                               ----            ----
                         ASSETS

Cash and Cash Equivalents                                                   $      124      $        -
Equity in and Advances to Unconsolidated Subsidiaries (a)                      479,560         428,578
Income Taxes Recoverable from affiliates                                             -             689
Other Assets                                                                         1               1
                                                                            ----------      ----------

                      Total Assets                                          $  479,685      $  429,268
                                                                            ==========      ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Income Taxes Payable                                                        $    1,247      $        -
Other Liabilities                                                                  615             576
                                                                            ----------      ----------
                  Total Liabilities                                              1,862             576
                                                                            ----------      ----------

Commitments and Contingencies

Shareholders' Equity
  Preferred Stock, $.01 Par Value, 10,000,000 Shares
     Authorized, None Issued and Outstanding                                         -               -
  Common Stock, No Par Value, 100,000,000 Shares
     Authorized, 21,868,877 and 21,509,723 Shares
     Issued and Outstanding                                                    276,945         268,509
  Notes Receivable from Shareholders                                            (6,407)         (3,373)
  Accumulated Other Comprehensive Income                                        16,185           8,461
  Retained Earnings                                                            191,100         155,095
                                                                            ----------      ----------
                                                                               477,823         428,692
                                                                            ----------      ----------
                  Total Liabilities and Shareholders' Equity                $  479,685      $  429,268
                                                                            ==========      ==========

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

           See Notes to Consolidated Financial Statements included in
                              Item 8, pages 39-56.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Operations
                                 (In Thousands)

                                                                                 For the Years Ended December 31,
                                                                            ------------------------------------------
                                                                               2002            2001            2000
                                                                               ----            ----            ----
Revenue:
 Dividends from Subsidiaries (a)                                            $   27,804      $   21,074      $   20,122
                                                                            ----------      ----------      ----------

                  Total Revenue                                                 27,804          21,074          20,122
                                                                            ----------      ----------      ----------

Other Expenses                                                                   1,062           1,248           1,077
                                                                            ----------      ----------      ----------

                  Total Expenses                                                 1,062           1,248           1,077
                                                                            ----------      ----------      ----------

Minority Interest:  Distributions on Company
 Mandatorily Redeemable Preferred Securities of Subsidiary Trust                     -           2,749           7,245
                                                                            ----------      ----------      ----------

Income, Before Income Taxes and Equity in Earnings of
 Unconsolidated Subsidiaries                                                    26,742          17,077          11,800
Income Tax Benefit                                                                (372)         (1,399)         (2,913)
                                                                            ----------      ----------      ----------
Income, Before Equity in Earnings of Unconsolidated
 Subsidiaries                                                                   27,114          18,476          14,713
Equity in Earnings of Unconsolidated Subsidiaries                                8,891          12,083          16,057
                                                                            ----------      ----------      ----------
 Net Income                                                                 $   36,005      $   30,559      $   30,770
                                                                            ==========      ==========      ==========

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

           See Notes to Consolidated Financial Statements included in
                              Item 8, pages 39-56.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Cash Flows
                                 (In Thousands)

                                                                                   For the Years Ended December 31,
                                                                              ------------------------------------------
                                                                                 2002            2001            2000
                                                                                 ----            ----            ----
Cash Flows From Operating Activities:
      Net Income                                                              $   36,005      $   30,559      $   30,770
      Adjustments to Reconcile Net Income to Net
      Cash Provided (Used) by Operating Activities:
           Equity in Earnings of Unconsolidated Subsidiaries                      (8,891)        (12,083)        (16,057)
           Change in Other Liabilities                                                39            (611)             46
           Change in Other Assets                                                      -               3              (1)
           Change in Income Taxes Recoverable                                      1,936         (20,911)            455
           Tax Benefit from Exercise of Employee Stock Options                     1,251          25,799             145
                                                                              ----------      ----------      ----------
                  Net Cash Provided by Operating Activities                       30,340          22,756          15,358
                                                                              ----------      ----------      ----------
Cash Flows Used by Investing Activities:
      Net Transfers to Subsidiaries (a)                                          (34,367)       (119,679)        (27,080)
                                                                              ----------      ----------      ----------
                  Net Cash Used by Investing Activities                          (34,367)       (119,679)        (27,080)

Cash Flows From Financing Activities:
      Net Proceeds From Public Offering of Common Stock                                -         114,518               -
      Proceeds from Loans Payable                                                      -               -          22,000
      Repayments on Loans Payable                                                      -         (22,000)              -
      Proceeds from Exercise of Employee Stock Options                               864           3,041           1,853
      Proceeds from Collection of Notes Receivable                                   983           1,072             633
      Proceeds from Shares Issued Pursuant to Stock Purchase Plans                 4,327              46             188
      Cost of Common Stock Repurchased                                            (2,023)              -         (12,691)
                                                                              ----------      ----------      ----------
                  Net Cash Provided by Financing Activities                        4,151          96,677          11,983
                                                                              ----------      ----------      ----------
Net Increase (Decrease) in Cash and Equivalents                                      124            (246)            261
Cash and Cash Equivalents at Beginning of Year                                         -             246             (15)
                                                                              ----------      ----------      ----------
Cash and Cash Equivalents at End of Year                                      $      124      $        -      $      246
                                                                              ==========      ==========      ==========
Cash Dividends Received From Unconsolidated Subsidiaries                      $   27,804      $   21,074      $   20,122
                                                                              ==========      ==========      ==========
Non-Cash Transactions:
    Acceptance of Mature Shares for Exercise Cost of Employee Stock Options   $        -      $        -      $    6,811
    Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange
     for Notes Receivable                                                     $    4,017      $    2,158      $      414

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

           See Notes to Consolidated Financial Statements included in
                              Item 8, pages 39-56.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
               Schedule III - Supplementary Insurance Information
          As of and For the Year Ended December 31, 2002, 2001 and 2000
                                 (In Thousands)

                                    COLUMN C
                                     Future
                                     Policy                                                            COLUMN H      COLUMN I
                      COLUMN B      Benefits,                  COLUMN E                               Benefits,    Amortization
                      Deferred       Losses,                 Other Policy                COLUMN G      Claims,      of Deferred
                       Policy      Claims and    COLUMN D     Claims and     COLUMN F      Net       Losses, and      Policy
     COLUMN A        Acquisition      Loss       Unearned      Benefits      Premium    Investment   Settlement     Aquisition
     Segment            Costs       Expenses     Premiums      Payable       Revenue      Income       Expenses       Costs
------------------   -----------   ----------    ---------   ------------   ---------   ----------   -----------   ------------
2002:
  Commercial Lines   $         -   $  337,791    $ 214,021                  $ 300,057   $        -   $   202,604   $          -
  Specialty Lines              -       96,837       55,251                     85,672            -        43,310              -
  Personal Lines               -       10,920       36,821                     35,457            -        21,519              -
  Corporate               61,272            -            -                          -       37,516             -        108,097
                     -----------   ----------    ---------                  ---------   ----------   -----------   ------------
Total                $    61,272   $  445,548    $ 306,093                  $ 421,186   $   37,516   $   267,433   $    108,097
                     ===========   ==========    =========                  =========   ==========   ===========   ============

2001:
  Commercial Lines   $         -   $  212,134    $ 124,522                  $ 189,835   $        -   $   117,429   $          -
  Specialty Lines              -       82,735       39,725                     68,156            -        42,840              -
  Personal Lines               -        7,864       33,592                     38,102            -        19,386              -
  Corporate               41,526            -            -                          -       32,426             -         80,239
                     -----------   ----------    ---------                  ---------   ----------   -----------   ------------
Total                $    41,526   $  302,733    $ 197,839                  $ 296,093   $   32,426   $   179,655   $     80,239
                     ===========   ==========    =========                  =========   ==========   ===========   ============

2000:
  Commercial Lines   $         -   $  161,801    $  84,418                  $ 142,250   $        -   $    85,677   $          -
  Specialty Lines              -       67,260       35,549                     56,884            -        32,448              -
  Personal Lines               -        8,433       25,517                     28,158            -        13,179              -
  Corporate               33,324            -            -                          -       25,803             -         60,415
                     -----------   ----------    ---------                  ---------   ----------   -----------   ------------
Total                $    33,324   $  237,494    $ 145,484                  $ 227,292   $   25,803   $   131,304   $     60,415
                     ===========   ==========    =========                  =========   ==========   ===========   ============

                       COLUMN J
                        Other       COLUMN K
     COLUMN A         Operating     Premiums
      Segment          Expenses      Written
------------------   -----------   ----------
2002:
  Commercial Lines   $         -   $  384,060
  Specialty Lines              -      101,618
  Personal Lines               -       37,493
  Corporate               21,821            -
                     -----------   ----------
Total                $    21,821   $  523,171
                     ===========   ==========

2001:
  Commercial Lines   $         -   $  223,700
  Specialty Lines              -       69,772
  Personal Lines               -       40,345
  Corporate               16,781            -
                     -----------   ----------
Total                $    16,781   $  333,817
                     ===========   ==========

2000:
  Commercial Lines   $         -   $  163,430
  Specialty Lines              -       67,860
  Personal Lines               -       32,139
  Corporate               14,639            -
                     -----------   ----------
Total                $    14,639   $  263,429
                     ===========   ==========

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                            Schedule IV - Reinsurance
                                 Earned Premiums
              For the Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

COLUMN A                                   COLUMN B        COLUMN C         COLUMN D        COLUMN E           COLUMN F
-------------------------------------------------------------------------------------------------------------------------
                                                            Ceded to      Assumed from                     Percentage of
                                            Gross            Other           Other                             Amount
                                            Amount         Companies       Companies       Net Amount      Assumed to Net
-------------------------------------------------------------------------------------------------------------------------
2002
Property and Casualty Insurance          $    550,443      $ 134,299      $      5,042     $  421,186           1.2%
===================================================================================================================

2001
Property and Casualty Insurance          $    409,814      $ 124,970      $     11,249     $  296,093           3.8%

===================================================================================================================

2000
Property and Casualty Insurance          $    319,591      $ 101,046      $      8,747     $  227,292           3.8%

===================================================================================================================

            Philadelphia Consolidated Holding Corp. and Subsidiaries
 Schedule VI - Supplemental Information Concerning Property - Casualty Insurance Operations As of and For the Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                                                    Claims and Claims Adjustment
                                                                                                    Expenses Incurred Related to

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

      COLUMN A           COLUMN B      COLUMN C     COLUMN D    COLUMN E    COLUMN F     COLUMN G            COLUMN H
Consolidated Property
- Casualty Entities

December 31, 2002      $    61,272   $   445,548  $         0   $306,093    $421,186    $   37,516    $239,834      $27,599

December 31, 2001      $    41,526   $   302,733  $         0   $197,839    $296,093    $   32,426    $166,220      $13,435

December 31, 2000      $    33,324   $   237,494  $         0   $145,484    $227,292    $   25,803    $128,761      $ 2,543


                           Amortization of    Paid Claims
                           deferred policy     and Claim
  Affiliation with           acquisition      Adjustment     Net Written
     Registrant                 costs          Expenses       Premiums

      COLUMN A                 COLUMN I         COLUMN J       COLUMN K
Consolidated Property
- Casualty Entities

December 31, 2002          $       108,097    $   157,856    $   523,171

December 31, 2001          $        80,239    $   124,985    $   333,817

December 31, 2000          $        60,415    $    97,193    $   263,429

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                                  Exhibit Index

                      For the Year Ended December 31, 2002

Exhibit No.          Page No.           Description
-----------          --------           -----------
10.51                   74              AQS, Inc. Software License Agreement, dated October 1, 2002.
10.52 (1)               94              Employment Agreement with P. Daniel Eldridge effective October 1, 2002.
11                     104              Statement regarding computation of earnings per share.
21                     105              List of subsidiaries of the registrant.
23                     106              Consent of PricewaterhouseCoopers LLP.
99.1                   107              Report of Independent Accountants of PricewaterhouseCoopers LLP on
                                        Financial Statement Schedules.
99.2                   108              Certification of the Company's chief executive officer pursuant to
                                        18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                        Sarbanes-Oxley Act of 2002.
99.3                   109              Certification of the Company's chief financial officer pursuant to
                                        18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                        Sarbanes-Oxley Act of 2002.

(1)      Compensatory Plan or Arrangement, or Management Contract.

                                     (E-1)