Form 10-Q
period 2003-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2003-05-14
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number 0-22280

PHILADELPHIA CONSOLIDATED HOLDING CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State of Incorporation)	23-2202671 (IRS Employer Identification No.)

One Bala Plaza, Suite 100
Bala Cynwyd, Pennsylvania 19004
(610) 617-7900

(Address, including zip code and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES:   ☒  NO:   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES:   ☒   NO:   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2003.

Preferred Stock, $.01 par value, no shares outstanding
Common Stock, no par value, 21,868,046 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX

For the Quarterly Period Ended March 31, 2003

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of

	March 31,
	2003	December 31,
	(Unaudited)	2002

ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $933,319 AND $832,701)	$950,835	$854,513
EQUITY SECURITIES AT MARKET (COST $49,154 AND $51,257)	51,607	54,346

TOTAL INVESTMENTS	1,002,442	908,859
CASH AND CASH EQUIVALENTS	38,084	42,002
ACCRUED INVESTMENT INCOME	9,673	8,571
PREMIUMS RECEIVABLE	130,297	130,007
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	151,029	151,352
DEFERRED INCOME TAXES	11,023	7,541
DEFERRED ACQUISITION COSTS	63,046	61,272
PROPERTY AND EQUIPMENT, NET	13,150	12,794
GOODWILL	25,724	25,724
OTHER ASSETS	14,335	10,212

TOTAL ASSETS	$1,458,803	$1,358,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$487,195	$445,548
UNEARNED PREMIUMS	326,390	306,093

TOTAL POLICY LIABILITIES AND ACCRUALS	813,585	751,641
LOANS PAYABLE	49,317	39,113
PREMIUMS PAYABLE	29,850	33,553
PAYABLE FOR SECURITY PURCHASES	11,481	6,100
OTHER LIABILITIES	66,604	50,104

TOTAL LIABILITIES	970,837	880,511

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 21,866,961 AND 21,868,877 SHARES ISSUED AND OUTSTANDING	276,905	276,945
NOTES RECEIVABLE FROM SHAREHOLDERS	(5,952)	(6,407)
ACCUMULATED OTHER COMPREHENSIVE INCOME	12,980	16,185
RETAINED EARNINGS	204,333	191,100
LESS COST OF COMMON STOCK HELD IN TREASURY, 10,000 SHARES	(300)	—

TOTAL SHAREHOLDERS’ EQUITY	487,966	477,823

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,458,803	$1,358,334

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

REVENUE:
NET EARNED PREMIUMS	$148,362	$89,244
NET INVESTMENT INCOME	9,805	8,855
NET REALIZED INVESTMENT GAIN (LOSS)	(1,133)	47
OTHER INCOME	661	1

TOTAL REVENUE	157,695	98,147

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	103,085	65,611
NET REINSURANCE RECOVERIES	(12,725)	(12,562)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	90,360	53,049
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	46,420	27,821
OTHER OPERATING EXPENSES	1,674	1,484

TOTAL LOSSES AND EXPENSES	138,454	82,354

INCOME BEFORE INCOME TAXES	19,241	15,793

INCOME TAX EXPENSE (BENEFIT):
CURRENT	7,764	6,571
DEFERRED	(1,756)	(1,455)

TOTAL INCOME TAX EXPENSE	6,008	5,116

NET INCOME	$13,233	$10,677

OTHER COMPREHENSIVE LOSS, NET OF TAX:
HOLDING LOSS ARISING DURING PERIOD	$(3,941)	$(4,059)
RECLASSIFICATION ADJUSTMENT	736	(31)

OTHER COMPREHENSIVE LOSS	(3,205)	(4,090)

COMPREHENSIVE INCOME	$10,028	$6,587

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$0.61	$0.50

DILUTED EARNINGS PER SHARE	$0.59	$0.48

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,865,269	21,528,091
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	562,552	724,311

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	22,427,821	22,252,402

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Three
	Months Ended	For the Year Ended
	March 31, 2003	December 31,
	(Unaudited)	2002

COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	21,868,877	21,509,723
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	107,000
ISSUANCE (FORFEITURES) OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	(1,916)	252,154

BALANCE AT END OF PERIOD	21,866,961	21,868,877

TREASURY SHARES:
BALANCE AT BEGINNING OF YEAR	—	—
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	—	(75,000)
SHARES REPURCHASED PURSUANT TO AUTHORIZATION	10,000	75,000

BALANCE AT END OF PERIOD	10,000	—

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$276,945	$268,509
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	2,115
ISSUANCE (FORFEITURES) OF SHARES PURSUANT TO STOCK PURCHASE PLANS	(40)	6,321

BALANCE AT END OF PERIOD	276,905	276,945

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(6,407)	(3,373)
NOTES RECEIVABLE ISSUED (FORFEITURES) PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	59	(4,017)
COLLECTION OF NOTES RECEIVABLE	396	983

BALANCE AT END OF PERIOD	(5,952)	(6,407)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	16,185	8,461
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(3,205)	7,724

BALANCE AT END OF PERIOD	12,980	16,185

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	191,100	155,095
NET INCOME	13,233	36,005

BALANCE AT END OF PERIOD	204,333	191,100

COMMON STOCK HELD IN TREASURY:
BALANCE AT BEGINNING OF YEAR	—	—
COMMON SHARES REPURCHASED	(300)	(2,023)
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS	—	2,023

BALANCE AT END OF PERIOD	(300)	—

TOTAL SHAREHOLDERS’ EQUITY	$487,966	$477,823

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$13,233	$10,677
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	1,133	(47)
DEPRECIATION AND AMORTIZATION EXPENSE	1,724	196
DEFERRED INCOME TAX BENEFIT	(1,756)	(1,455)
CHANGE IN PREMIUMS RECEIVABLE	(290)	5,349
CHANGE IN OTHER RECEIVABLES	(779)	(1,355)
CHANGE IN DEFERRED ACQUISITION COSTS	(1,774)	(2,414)
CHANGE IN INCOME TAXES PAYABLE	5,450	3,719
CHANGE IN OTHER ASSETS	(4,256)	494
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	41,647	21,851
CHANGE IN UNEARNED PREMIUMS	20,297	17,334
CHANGE IN OTHER LIABILITIES	7,347	(753)
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	—	573

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,976	54,169

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	6,504	13,941
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	47,509	26,807
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	3,053	253
COST OF FIXED MATURITIES ACQUIRED	(150,325)	(77,492)
COST OF EQUITY SECURITIES ACQUIRED	(1,850)	(17,955)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(1,104)	(769)

NET CASH USED FOR INVESTING ACTIVITIES	(96,213)	(55,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM LOANS PAYABLE	15,161	—
REPAYMENTS ON LOANS PAYABLE	(4,957)	—
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	—	410
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	19	10
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	396	230
COST OF COMMON STOCK REPURCHASED	(300)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,319	650

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,918)	(396)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42,002	49,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,084	$49,514

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$1,930	$2,200
INTEREST	$134	$129
NON-CASH TRANSACTIONS:
ISSUANCE (FORFEITURES) OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$(59)	$(31)

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 are unaudited, but in the opinion of management, have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of the information set forth therein. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year or any other period.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

2.	Investments

The carrying amounts for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers. At March 31, 2003, the Company held no derivative financial instruments or embedded financial derivatives.

The Company performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for securities, except interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. Realized losses recorded for the three months ended March 31, 2003 and 2002 were $0.9 million and $0 million, respectively as a result of the Company’s other than temporary impairment evaluation.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Realized losses recorded for the three months ended March 31, 2003 and 2002 were $0.6 million and $0 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.

3.	Goodwill

The carrying amount of goodwill is subject to an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). As a result of the impairment analysis, no change in the carrying amount of goodwill was recorded by the Company for the year ended December 31, 2002. No events have occurred or circumstances arisen subsequent to December 31, 2002 that would necessitate the Company to perform an interim impairment test. Consequently no change in the carrying amount of goodwill has been recorded for the three months ended March 31, 2003.

4.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Estimating the ultimate claims liability is necessarily a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available the Company’s estimate for the liability for unpaid loss and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2003, the related adjustments could have a material adverse impact on the Company’s financial condition, and results of operations.

5.	Loans Payable

As of March 31, 2003, the Company had aggregate borrowings of $49.3 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings are invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

6.	Earnings Per Share

Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three months ended March 31, 2003 and 2002, respectively (in thousands, except per share data):

	As of and For the Three
	Months Ended
	March 31,

	2003	2002

Weighted-Average Common Shares Outstanding	21,865	21,528
Weighted-Average Share Equivalents Outstanding	563	724

Weighted-Average Shares and Share Equivalents Outstanding	22,428	22,252

Net Income	$13,233	$10,677

Basic Earnings per Share	$0.61	$0.50

Diluted Earnings per Share	$0.59	$0.48

7.	Income Taxes

The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

8.	Commitments and Contingencies

The Company is a defendant in a lawsuit to which one of the Company’s insurance subsidiaries, Philadelphia Indemnity Insurance Company (“PIIC”), issued insurance coverages to a policyholder for residual value protection. The complaint asks for damages and a declaratory judgment against PIIC. The complaint arises principally out of a loss adjustment change and also relates to other coverage interpretations made by PIIC under the terms of residual value protection insurance policies issued to the plaintiff. The complaint alleges that as a result of the loss adjustment change the plaintiff may suffer damages as much as $75 million. On June 27, 2002, PIIC filed an answer to the complaint denying liability with respect to the matters set forth above. PIIC believes that this claim is without merit and is vigorously defending this action.

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company also is not involved in any pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

9.	Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Losses arising during the three months ended March 31, 2003 and 2002 was ($2.1) million and ($2.2) million, respectively. The related tax effect of Reclassification Adjustments for the three months ended March 31, 2003 and 2002 was $0.4 million and $0 million, respectively.

10.	Segment Information

The Company’s operations are classified into three reportable business segments which are organized around its three underwriting divisions: The Commercial Lines Underwriting Group which has underwriting responsibility for the Commercial Automobile and Commercial Property and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group which has underwriting responsibility for the professional liability insurance products; and The Personal Lines Group which designs, markets and underwrites personal property and casualty insurance products for the Manufactured Housing and Homeowners markets. Each business segment’s responsibilities include: pricing, managing the risk selection process, and monitoring the loss ratios by product and insured. The reportable segments operate solely within the United States and have not been aggregated.

The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment’s performance based upon premium production and the associated loss experience which includes paid losses, an amount determined on the basis of claim adjusters’ evaluation with respect to insured events that have occurred and an amount for losses incurred that have not been reported. Investments and investment performance including investment income and net realized investment gain (loss); acquisition costs and other underwriting expenses including commissions, premium taxes and other acquisition costs; and other operating expenses are managed at a corporate level by the corporate accounting function in conjunction with other corporate departments and are included in “Corporate”.

Following is a tabulation of business segment information for the three months ended March 31, 2003 and 2002. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

9

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

March 31, 2003:
Gross Written Premiums	$130,238	$38,046	$24,998	$—	$193,282

Net Written Premiums	$122,498	$35,172	$13,978	$—	$171,648

Revenue:
Net Earned Premiums	$109,674	$28,702	$9,986	$—	$148,362
Net Investment Income	—	—	—	9,805	9,805
Net Realized Investment Loss	—	—	—	(1,133)	(1,133)
Other Income	—	—	580	81	661

Total Revenue	109,674	28,702	10,566	8,753	157,695

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	65,938	18,641	5,781	—	90,360
Acquisition Costs and Other Underwriting Expenses	—	—	—	46,420	46,420
Other Operating Expenses	—	—	325	1,349	1,674

Total Losses and Expenses	65,938	18,641	6,106	47,769	138,454

Income Before Income Taxes	43,736	10,061	4,460	(39,016)	19,241
Total Income Tax Expense	—	—	—	6,008	6,008

Net Income	$43,736	$10,061	$4,460	$(45,024)	$13,233

Total Assets	$—	$—	$232,292	$1,226,511	$1,458,803

March 31, 2002:
Gross Written Premiums	$90,559	$24,428	$21,480	$—	$136,467

Net Written Premiums	$74,863	$22,773	$11,864	$—	$109,500

Revenue:
Net Earned Premiums	$61,070	$18,935	$9,239	$—	$89,244
Net Investment Income	—	—	—	8,855	8,855
Net Realized Investment Gain	—	—	—	47	47
Other Income	—	—	570	(569)	1

Total Revenue	61,070	18,935	9,809	8,333	98,147

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	36,657	11,666	4,726	—	53,049
Acquisition Costs and Other Underwriting Expenses	—	—	—	27,821	27,821
Other Operating Expenses	—	—	19	1,465	1,484

Total Losses and Expenses	36,657	11,666	4,745	29,286	82,354

Income Before Income Taxes	24,413	7,269	5,064	(20,953)	15,793
Total Income Tax Expense	—	—	—	5,116	5,116

Net Income	$24,413	$7,269	$5,064	$(26,069)	$10,677

Total Assets	$—	$—	$174,093	$901,038	$1,075,131

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include, but are not limited to:

•	Industry factors - Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company’s strategy is to focus on underwriting profits, and accordingly the Company’s marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

•	Competition - The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

•	Regulation - The Company’s insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

•	Inflation - Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts is known.

•	Investment Risk - Substantial future increases in interest rates could result in a decline in the market value of the Company’s investment portfolio and resulting losses and/or reduction in shareholders’ equity.

•	Claims development and the process of estimating loss reserves – Estimating the Company’s ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgmental process, inasmuch as the amounts of any ultimate liability of the Company with respect to such claims are based on management’s informed estimates and judgments using data currently available.

•	Catastrophe Exposure – The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events. It is possible that a catastrophic event could adversely impact profitability.

•	Reinsurance – The adequacy of reinsurance coverage which may be obtained by the Company and the ability and willingness of the Company’s reinsurers to pay.

The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2002.

Investments

The Company’s investment objective is the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of March 31, 2003, approximately 92.0% and 4.8% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 90.2% and 5.6%, respectively, at December 31, 2002.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

During 2003 the relative percentage investment in tax-exempt fixed maturity securities versus taxable fixed maturity securities increased due to the Company taking advantage of the more favorable after-tax yields. As of March 31, 2003, on a cost basis, investment grade tax-exempt fixed maturity securities represented 31.3% of the total invested assets, compared to 30.3% as December 31, 2002.

Collateralized mortgage and asset backed securities, on a cost basis, amounted to $93.1 million and $301.3 million, respectively, as of March 31, 2003 and $89.2 and $284.1, respectively, as of December 31 2002. The collateralized mortgage and asset backed investments are shorter tranche securities possessing favorable prepayment risk profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds, to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other-than-temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; or changes in laws and/or regulations have impacted an issuer or industry. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.9 million and $0 million for the three months ended March 31, 2003 and 2002, respectively. The $0.9 million in non-cash realized investment losses resulted from other than temporary declines in the fair value of certain holdings in the Company’s common stock portfolio. The Company primarily attributes these other than temporary declines in fair value to an uncertain economic climate, the overhang of corporate governance issues, high profile bankruptcies, and the recent war.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (“EITF”). Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.6 million and $0 million for the three months ended March 31, 2003 and 2002, respectively. These non-cash realized investment losses were primarily due to investments in collateralized bond obligations as a result of the current historical highs in non investment grade default rates.

The Company’s fixed maturity portfolio amounted to $950.8 million and $854.5 million, as of March 31, 2003 and December 31, 2002, respectively, of which 98.8% and 98.6% as of March 31, 2003 and December 31, 2002, respectively, of the portfolio was comprised of investment grade securities. Since the fourth quarter of 2001, U.S. investment grade securities have experienced varying price and ratings volatility, having been affected by the uncertain economic climate following the September 11, 2001 terrorist attacks, the corporate governance issues following the Enron scandal and the subsequent stream of corporate problems and high profile bankruptcies. While these circumstances have the potential to impact investment grade securities, the high quality of the Company’s overall “AA+” rated fixed maturity portfolio and the decline in interest rates have mitigated potential volatility. The Company had fixed maturity investments with unrealized losses amounting to $14.5 million and $9.2 million as of March 31, 2003 and December 31, 2002, respectively. Of this amount, interests in securitized assets had unrealized losses amounting to $11.8 million and $7.3 million as of March 31, 2003 and December 31, 2002, respectively, and investments in aircraft collateralized Enhanced Equipment Trust Certificates (EETCs) had unrealized losses amounting to $1.8 and $1.3 million as of March 31, 2003 and December 31, 2002, respectively. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF. With respect to the EETCs, these investments are current on interest and sinking fund payments, and are subjected to a quarterly impairment review which includes performing a

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

liquidation collateral analysis that incorporates various stress scenarios impacting the security’s implied loan-to-value levels.

The following table identifies the period of time securities with an unrealized loss at March 31, 2003 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $9.0 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $11.4 million. No issuer of securities or industry represents more than 2.9% and 7.7%, respectively, of the total estimated fair value, or 23.6% and 28.9%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

			Gross Unrealized Losses
	(in millions)

	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments

0 – 3 months	$0.4	$0.7	$1.1	$0.5	$1.6
3 – 6 months	—	0.3	0.3	0.5	0.8
6 – 9 months	—	1.8	1.8	0.4	2.2
9 – 12 months	—	1.6	1.6	—	1.6
12 – 18 months	2.0	2.1	4.1	—	4.1
18 – 24 months	0.3	4.4	4.7	—	4.7
> 24 months	—	0.9	0.9	—	0.9

Total Gross Unrealized Losses	$2.7	$11.8	$14.5	$1.4	$15.9

Estimated fair value of securities with a gross unrealized loss	$64.6	$89.6	$154.2	$16.6	$170.8

The following table presents certain information with respect to individual securities with a significant unrealized loss position as of March 31, 2003.

	Significant Unrealized Losses by Security

	(in millions)
Issuer	Security Type	Carrying Value	Unrealized Loss

Continental Airlines 2000-1-C-2	Fixed Maturity	$1.5	$1.5
Continental Airlines	Fixed Maturity	1.2	0.3
Conseco Fin SEC Corp 2000-4ml	Fixed Maturity – Interest in Securitized Assets	1.0	1.1
Conseco Fin SEC Corp SER 2000-4ml	Fixed Maturity – Interest in Securitized Assets	0.4	0.8
Greentree Financial Corp. 96-9 B2	Fixed Maturity – Interest in Securitized Assets	0.3	0.6
Greentree Financial Corp. 99-2 B1	Fixed Maturity – Interest in Securitized Assets	0.8	2.1
Metris Master Trust 2001-2 CLB	Fixed Maturity – Interest in Securitized Assets	1.2	0.8
Nextcard CRCN MNT 2001-1 CLB144A	Fixed Maturity – Interest in Securitized Assets	1.2	3.7

		$7.6	$10.9

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

During the three months ended March 31, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0 million and $0.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $0 million and $1.4 million, respectively. The decision to sell these securities was based upon management’s assessment of economic conditions and with regard to the equity security sales the desire to limit investment exposure to the equity market based upon this assessment.

Results of Operations (Three Months ended March 31, 2003 vs. March 31, 2002)

          Premiums: Gross written premiums grew $56.8 million (41.6%) to $193.3 million for the three months ended March 31, 2003 from $136.5 million for the same period of 2002; gross earned premiums grew $53.9 million (45.3%) to $173.0 million for the three months ended March 31, 2003 from $119.1 million for the same period of 2002; net written premiums increased $62.1 million (56.7%) to $171.6 million for the three months ended March 31, 2003 from $109.5 million for the same period of 2002; and net earned premiums grew $59.2 million (66.4%) to $148.4 million in 2003 from $89.2 million in 2002.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2003 vs. March 31, 2002 amount to $39.7 million (43.8%), $13.6 million (55.7%) and $3.5 million (16.4%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional prospects and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	As a result of firming prices in the property and casualty industry, rate increases on renewal business have approximated 6.0%, 13.0%, and 9.0% for the commercial, specialty and the personal lines segments, respectively. Additionally, in force policy counts have increased 33.0% and 25.0% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts have decreased approximately 1.0% for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations.

Pursuant to a routine underwriting review which focused on pricing adequacy and loss experience, as well as other underwriting criteria, the Company cancelled a Commercial Automobile Excess Liability Insurance customer (Commercial Lines Underwriting Group) effective October 22, 2002 as a result of an unacceptable underwriting risk profile. Such customer’s gross written premium and net written premium amounted to $0 and $8.9 million and $0 and $2.5 million, respectively, for the three months ended March 31, 2003 and March 31, 2002, respectively.

Additionally, the respective net written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2003 vs. March 31, 2002 amount to $47.6 million (63.6%), $12.4 million (54.4%) and $2.1 million (17.8%) respectively. The differing percentage increase in net written premiums versus gross written premiums for the commercial lines segment during the period results from lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its per risk property reinsurance treaty and from $0.9 million to $1.0 million on its excess liability reinsurance treaty effective January 1, 2003.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

          Net Investment Income Net investment income approximated $9.8 million for the three months ended March 31, 2003 and $8.9 million for the same period of 2002. Total investments grew to $1,002.4 million at March 31, 2003 from $731.3 million at March 31, 2002. The growth in investment income is due to investing net cash flows provided from operating activities The capital market environment during most of 2002 and 2003 (low U.S. Treasury yields) had the effect of increasing the level of prepayments in certain of the Company’s interest rate sensitive investments. The Company’s average duration of its fixed income portfolio approximated 3.2 years at March 31, 2003 and March 31, 2002. Additionally, due to the capital market environment, the Company has invested approximately $66.4 million in overall “AAA” rated floating rate and shorter amortizing securities to reduce interest rate risk with the expectation of reinvesting these funds into longer duration investments at higher future fixed income rates. The Company’s tax equivalent book yield on its fixed income holdings was 4.8% at March 31, 2003, compared to 6.2% at March 31, 2002.

          The total return, which includes the effect of realized and unrealized gains and losses, of the Company’s fixed income portfolio was .97% and .66% for the three months ended March 31, 2003 and 2002, respectively, versus the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 1.27% and .33% for the same periods, respectively. While the performance during the three months ended March 31, 2003 and 2002 was similar to the total return of the Index, performance differed from the Index due primarily to the following factors:

•	the Company’s fixed income portfolio is overweighted in the spread sectors, versus the Index, to capture the incremental spread available in non-Treasury securities consistent with its investment objective of achieving the highest after-tax risk adjusted yields; and

•	the Company maintains a higher level of credit quality in the portfolio versus the Index.

          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were ($1.1) million for the three months ended March 31, 2003 and $47,000 for the same period in 2002. The Company realized net investment gains of $0.4 million from the sale of fixed maturity securities during the three months ended March 31, 2003, and $0.9 million and $0.6 million in non-cash realized investment losses for common stock and fixed maturity investments, respectively, as a result of the Company’s impairment evaluation. The Company realized net investment gains of $104,000 from the sales of common stock equity securities and $57,000 in net investment losses from the sales of fixed maturity securities during the three months ended March 31, 2002.

          Other Income: Other income approximated $661,000 for the three months ended March 31, 2003 and $1,000 for the same period of 2002. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is restricting new business and not renewing certain policies in designated areas of Florida as a result of its property exposures in these areas and related catastrophe loss considerations.

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $37.4 million (70.6%) to $90.4 million for the three months ended March 31, 2003 from $53.0 million for the same period of 2002 and the loss ratio increased to 60.9% in 2003 from 59.4% in 2002. This increase in net loss and loss adjustment expenses was due principally to the 66.4% growth in net earned premiums. (see Premiums)

          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $18.6 million (66.9%) to $46.4 million for the three months ended March 31, 2003 from $27.8 million for the same period of 2002. This increase was due primarily to the 66.4% growth in net earned premiums, and in part by:

•	A higher weighted average effective commission rate incurred on the commercial and specialty lines segment products of 13.8% for the three months ended March 31, 2003 compared to a weighted average effective commission rate of 13.4% for the three months ended March 31, 2002, primarily due to increases for preferred agent profit shares.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

          Other Operating Expenses: Other operating expenses increased $0.2 million to $1.7 million for the three months ended March 31, 2003 from $1.5 million for the same period of 2002 as the Company continues to control its expenses.

          Income Tax Expense: The Company’s effective tax rate for the three months ended March 31, 2003 and 2002 was 31.2% and 32.4%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

Liquidity and Capital Resources

          For the three months ended March 31, 2003, the Company’s investments experienced unrealized investment depreciation of $3.2 million, net of the related deferred tax benefit of $1.7 million. At March 31, 2003, the Company had total investments with a carrying value of $1,002.4 million, of which 94.9% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 5.1% of the Company’s total investments consisted primarily of publicly traded common stock securities.

          The Company produced net cash from operations of $82.0 million and $54.2 million, respectively, for the three months ended March 31, 2003 and 2002. Sources of operating funds consist primarily of net premiums written, and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the three months ended March 31, 2003 was primarily generated from strong premium growth during the current quarter due to increases in the number of policies written and price increases realized on renewal business. Net loss and loss expense payments were $48.5 million and $32.8 million, respectively, for the three months ended March 31, 2003 and 2002. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

          Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. At March 31, 2003 the insurance subsidiaries’ borrowing capacity was $89.0 million. The insurance subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $49.3 million at March 31, 2003 and bear interest at adjusted LIBOR and mature twelve months from inception and are collateralized by $59.9 million of the Company’s fixed maturity securities. The weighted-average interest rate on borrowings outstanding as of March 31, 2003 was 1.40%.

          Risk-based capital is a method developed by the NAIC designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the Company’s insurance subsidiaries capital and surplus is in excess of the prescribed risk-based capital requirements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Forward-Looking Information

          Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company’s business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; (v) claims development and the adequacy of our liability for unpaid loss and loss adjustment; (vi) severity of natural disasters and other catastrophe losses; (vii) adequacy of reinsurance coverage which may be obtained by the Company; (viii) ability and willingness of our reinsurers to pay; and (ix) future terroristic attacks.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk

               The Company’s financial instruments are subject to the market risk of potential losses from adverse changes in market rates and prices. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. The Company has established, among other criteria, duration, asset quality and asset allocation guidelines for managing its investment portfolio market risk exposure. The Company’s investments are held for purposes other than trading and consist of diversified issuers and issues.

          The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents.

	MARCH 31, 2003
	EXPECTED MATURITY DATES							TOTAL
	(In thousands, except average interest rate)							FAIR
	2003	2004	2005	2006	2007	Thereafter	TOTAL	VALUE

FIXED MATURITIES AVAILABLE FOR SALE:
Principal Amount	$35,550	$160,507	$172,146	$114,488	$190,775	$253,233	$926,699	$947,467
Book Value	$35,511	$163,128	$177,938	$115,957	$192,180	$245,437	$930,151	—
Average Interest Rate	5.90%	3.79%	3.87%	4.01%	4.68%	4.71%	4.34%	3.81%
PREFERRED:
Principal Amount	—	—	$5,750	$4,500	—	$500	$10,750	$11,399
Book Value	—	—	$5,923	$4,656	—	$499	$11,078	—
Average Interest Rate	—	—	6.07%	6.29%	—	5.87%	6.16%	5.98%
SHORT-TERM INVESTMENTS:
Principal Amount	$31,556	—	—	—	—	—	$31,556	$31,556
Book Value	$31,556	—	—	—	—	—	$31,556	—
Average Interest Rate	1.37%	—	—	—	—	—	1.37%	1.37%
LOANS PAYABLE:
Principal Amount	$34,156	$15,161	—	—	—	—	$49,317	—
Average Interest Rate	1.41%	1.37%	—	—	—	—	1.40%	—

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 4. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within such entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

          (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, including any corrective actions with regard to deficiencies and material weaknesses in such controls.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit No.	Description

99.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

b.	The Company filed the following report on Form 8-K during the quarterly period ended March 31, 2003:

Date of Report	Item Reported

February 13, 2003	February 13, 2003 Investor Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP. Registrant

Date	May 13, 2003	/s/ James J. Maguire, Jr.

James J. Maguire, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date	May 13, 2003	/s/ Craig P. Keller

Craig P. Keller Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, James J. Maguire, Jr., President and Chief Executive Officer of Philadelphia Consolidated Holding Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Philadelphia Consolidated Holding Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	Signed:	/s/ James J. Maguire, Jr.

	Name:	James J. Maguire, Jr.

	Title:	President and Chief Executive Officer

CERTIFICATION

I, Craig P. Keller, Chief Financial Officer of Philadelphia Consolidated Holding Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Philadelphia Consolidated Holding Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	Signed:	/s/ Craig P. Keller

	Name:	Craig P. Keller

	Title:	Chief Financial Officer