Form 10-Q
period 2003-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2003-08-08
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

YES:    ☒   NO:   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 8, 2003.

Common Stock, no par value, 21,863,147 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX

For the Quarterly Period Ended June 30, 2003

Part I - Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets – June 30, 2003 and December 31, 2002	3
Consolidated Statements of Operations and Comprehensive Income - For the three and six months ended June 30, 2003 and 2002	4
Consolidated Statements of Changes in Shareholders’ Equity - For the six months ended June 30, 2003 and year ended December 31, 2002	5
Consolidated Statements of Cash Flows - For the six months ended June 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
Part II - Other Information	26-27
Signatures	28

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of

	June 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $976,289 AND $832,701)	$1,000,641	$854,513
EQUITY SECURITIES AT MARKET (COST $64,464 AND $51,257)	71,101	54,346

TOTAL INVESTMENTS	1,071,742	908,859
CASH AND CASH EQUIVALENTS	63,986	42,002
ACCRUED INVESTMENT INCOME	9,703	8,571
PREMIUMS RECEIVABLE	144,886	130,007
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	233,118	151,352
DEFERRED INCOME TAXES	13,626	7,541
DEFERRED ACQUISITION COSTS	45,919	61,272
PROPERTY AND EQUIPMENT, NET	14,045	12,794
GOODWILL	25,724	25,724
OTHER ASSETS	13,678	10,212

TOTAL ASSETS	$1,636,427	$1,358,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$546,431	$445,548
UNEARNED PREMIUMS	357,101	306,093

TOTAL POLICY LIABILITIES AND ACCRUALS	903,532	751,641
FUNDS HELD PAYABLE TO REINSURER	61,923	—
LOANS PAYABLE	48,111	39,113
PREMIUMS PAYABLE	41,437	33,553
PAYABLE FOR SECURITY PURCHASES	22,387	6,100
OTHER LIABILITIES	59,551	50,104

TOTAL LIABILITIES	1,136,941	880,511

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 21,866,961 AND 21,868,877 SHARES ISSUED AND OUTSTANDING	276,963	276,945
NOTES RECEIVABLE FROM SHAREHOLDERS	(5,365)	(6,407)
ACCUMULATED OTHER COMPREHENSIVE INCOME	20,143	16,185
RETAINED EARNINGS	207,960	191,100
LESS COST OF COMMON STOCK HELD IN TREASURY, 4,042 SHARES	(215)	—

TOTAL SHAREHOLDERS’ EQUITY	499,486	477,823

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,636,427	$1,358,334

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

REVENUE:
NET EARNED PREMIUMS	$121,449	$100,273	$269,811	$189,517
NET INVESTMENT INCOME	9,370	9,375	19,175	18,230
NET REALIZED INVESTMENT LOSS	(650)	(3,181)	(1,783)	(3,134)
OTHER INCOME	1,040	15	1,701	16

TOTAL REVENUE	131,209	106,482	288,904	204,629

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	124,293	72,067	227,378	137,678
NET REINSURANCE RECOVERIES	(31,267)	(11,235)	(43,992)	(23,797)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	93,026	60,832	183,386	113,881
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	32,158	31,057	78,578	58,878
OTHER OPERATING EXPENSES	1,632	1,454	3,306	2,938

TOTAL LOSSES AND EXPENSES	126,816	93,343	265,270	175,697

INCOME BEFORE INCOME TAXES	4,393	13,139	23,634	28,932

INCOME TAX EXPENSE (BENEFIT):
CURRENT	7,225	5,798	14,989	12,369
DEFERRED	(6,459)	(1,612)	(8,215)	(3,067)

TOTAL INCOME TAX EXPENSE	766	4,186	6,774	9,302

NET INCOME	$3,627	$8,953	$16,860	$19,630

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN ARISING DURING PERIOD	6,740	5,334	2,799	1,275
RECLASSIFICATION ADJUSTMENT	423	2,068	1,159	2,037

OTHER COMPREHENSIVE INCOME	7,163	7,402	3,958	3,312

COMPREHENSIVE INCOME	$10,790	$16,355	$20,818	$22,942

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$0.17	$0.41	$0.77	$0.91

DILUTED EARNINGS PER SHARE	$0.16	$0.40	$0.75	$0.88

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,860,396	21,578,045	21,862,819	21,553,206
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	706,608	753,575	635,107	741,742

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	22,567,004	22,331,620	22,497,926	22,294,948

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Six Months
	Ended	For the Year Ended
	June 30, 2003	December 31,
	(Unaudited)	2002

COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	21,868,877	21,509,723
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	107,000
(FORFEITURES) ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	(1,916)	252,154

BALANCE AT END OF PERIOD	21,866,961	21,868,877

TREASURY SHARES:
BALANCE AT BEGINNING OF YEAR	—	—
SHARES REPURCHASED PURSUANT TO AUTHORIZATION	10,000	75,000
EXERCISE OF EMPLOYEE STOCK OPTIONS	(6,500)	—
FORFEITURES (ISSUANCES) OF SHARES PURSUANT TO STOCK PURCHASE PLANS	542	(75,000)

BALANCE AT END OF PERIOD	4,042	—

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$276,945	$268,509
EXERCISE OF EMPLOYEE STOCK OPTIONS	58	2,115
(FORFEITURES) ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	(40)	6,321

BALANCE AT END OF PERIOD	276,963	276,945

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(6,407)	(3,373)
NOTES RECEIVABLE (ISSUED) FORFEITURES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	90	(4,017)
COLLECTION OF NOTES RECEIVABLE	952	983

BALANCE AT END OF PERIOD	(5,365)	(6,407)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	16,185	8,461
OTHER COMPREHENSIVE INCOME, NET OF TAXES	3,958	7,724

BALANCE AT END OF PERIOD	20,143	16,185

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	191,100	155,095
NET INCOME	16,860	36,005

BALANCE AT END OF PERIOD	207,960	191,100

COMMON STOCK HELD IN TREASURY:
BALANCE AT BEGINNING OF YEAR	—	—
EXERCISE OF EMPLOYEE STOCK OPTIONS	94	—
COMMON SHARES REPURCHASED	(300)	(2,023)
(FORFEITURES) ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	(9)	2,023

BALANCE AT END OF PERIOD	(215)	—

TOTAL SHAREHOLDERS’ EQUITY	$499,486	$477,823

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$16,860	$19,630
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT LOSS	1,783	3,134
DEPRECIATION AND AMORTIZATION EXPENSE	3,822	738
DEFERRED INCOME TAX BENEFIT	(8,215)	(3,067)
CHANGE IN PREMIUMS RECEIVABLE	(14,879)	(13,584)
CHANGE IN OTHER RECEIVABLES	(82,898)	430
CHANGE IN INCOME TAXES PAYABLE	(6,675)	(3,078)
CHANGE IN DEFERRED ACQUISITION COSTS	15,353	(7,310)
CHANGE IN OTHER ASSETS	1,146	5
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	100,883	29,156
CHANGE IN UNEARNED PREMIUMS	51,008	47,066
CHANGE IN FUNDS HELD PAYABLE TO REINSURER	61,923	—
CHANGE IN OTHER LIABILITIES	20,739	10,134
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	58	1,251

NET CASH PROVIDED BY OPERATING ACTIVITIES	160,908	84,505

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	16,412	137,290
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	95,588	49,730
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	8,125	12,891
COST OF FIXED MATURITIES ACQUIRED	(243,980)	(264,746)
COST OF EQUITY SECURITIES ACQUIRED	(22,109)	(23,850)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(2,745)	(1,736)

NET CASH USED BY INVESTING ACTIVITIES	(148,709)	(90,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	(21,841)	(20,841)
PROCEEDS FROM LOANS PAYABLE	30,839	20,841
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	94	864
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	952	454
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	41	399
COST OF COMMON STOCK REPURCHASED	(300)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,785	1,717

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,984	(4,199)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,002	49,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,986	$45,711

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$21,212	$13,936
INTEREST	$338	$288
NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$(90)	$(46)

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements as of and for the six months ended June 30, 2003 and 2002 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of the information set forth therein. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

2.	Investments

The carrying amounts for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers. At June 30, 2003, the Company held no derivative financial instruments or embedded financial derivatives.

The Company performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, except interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three months ended June 30, 2003 and 2002 were $0 and for the six months ended June 30, 2003 and 2002 were $0.9 million and $0 million, respectively, as a result of the Company’s other than temporary impairment evaluation.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three and six months ended June 30, 2003 and 2002 were $1.6 million and $1.2 million, respectively, and $2.3 million and $1.2 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.

3.	Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. At June, 30, 2003 and December 31, 2002, the carrying value of the securities on deposit totaled $14.4 million and $13.5 million, respectively.

Additionally, the Insurance Subsidiaries have investments, principally asset backed securities, which collateralize the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 7. The carrying value of these investments was $61.8 million and $49.2 million as of June 30, 2003 and December 31, 2002, respectively.

4.	Goodwill

The carrying amount of goodwill is subject to an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). As a result of the impairment analysis, no change in the carrying amount of goodwill was recorded by the Company for the year ended December 31, 2002. No events have occurred or circumstances have arisen subsequent to December 31, 2002 that would necessitate the Company to perform an interim impairment test. Consequently no change in the carrying amount of goodwill has been recorded for the six months ended June 30, 2003.

5.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Estimating the ultimate claims liability is necessarily a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available the Company’s estimate for the liability for unpaid loss and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2003, the related adjustments could have a material adverse impact on the Company’s results of operations.

During the three months ended June 30, 2003, the Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $33.0 million to $59.8 million and $57.9 million, respectively. As of March 31, 2003 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $47.4 million ($40.0 million net of reinsurance). The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. Adverse trends further deteriorated in both frequency and severity on leases expiring in 2003. As part of the Company’s monitoring and evaluation process, a consulting firm was engaged during the second quarter of 2003 to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the result of the subsequent evaluation by the Company and changes in the Company’s assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the over supply of used cars; and the overall general economic conditions. As of June 30, 2003, approximately 61,000 leases were outstanding under the Company’s residual value policies. The Company is projecting a 42% loss frequency and average loss of approximately $2,300 per claim with respect to these leases.

During the three months ended June 2003 the Company also decreased the gross and net liability for unpaid loss and loss adjustment expenses for accident year 2002, principally in the property line of its commercial package products, by approximately $9.0 million due to better than expected loss experience.

6.	Funds Held Payable To Reinsurer

Effective April 1, 2003 the Company entered into a quota share reinsurance agreement covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. The interest credit (expense), which is included in net investment income, was $0.5 million for the three and six months ended June 30, 2003, respectively.

7.	Loans Payable

As of June 30, 2003, the Company had aggregate borrowings of $48.1 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings are invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

8.	Earnings Per Share

Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and six months ended June 30, 2003 and 2002, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Six
	Months Ended June 30,		Months Ended June 30

	2003	2002	2003	2002

Weighted-Average Common Shares Outstanding	21,860	21,578	21,863	21,553
Weighted-Average Share Equivalents Outstanding	707	754	635	742

Weighted-Average Shares and Share Equivalents Outstanding	22,567	22,332	22,498	22,295

Net Income	$3,627	$8,953	$16,860	$19,630

Basic Earnings per Share	$0.17	$0.41	$0.77	$0.91

Diluted Earnings per Share	$0.16	$0.40	$0.75	$0.88

9.	Income Taxes

The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

10.	Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and the Company’s stock purchase plans. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied for the three and six months ended June 30, 2003 and 2002, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Net Income As Reported	$3,627	$8,953	$16,860	$19,629
Assumed Stock Compensation Cost	728	505	1,422	957

Pro Forma Net Income	$2,899	$8,448	$15,438	$18,672

Basic Earnings Per Share:
As Reported	$0.17	$0.41	$0.77	$0.91

Pro Forma	$0.13	$0.39	$0.71	$0.87

Diluted Earnings Per Share:
As Reported	$0.16	$0.40	$0.75	$0.88

Pro Forma	$0.13	$0.38	$0.69	$0.84

11.	Commitments and Contingencies

On April 30, 2002, U.S. Bank, N.A. d/b/a Firstar Bank (“Firstar”), a bank to which one of the Company’s insurance subsidiaries, Philadelphia Indemnity Insurance Company (“PIIC”), issued insurance coverages, filed a complaint against PIIC in the United States District Court for the Southern District of Ohio (Western Division). This matter was reported in Part II, Item 1 of the Company’s Form 10-Q for the period ended June 30, 2002. Firstar subsequently has requested that the court permit Firstar to amend its complaint against PIIC, which amended complaint would add a bad faith claim for compensatory damages and punitive damages in three times the amount of any compensatory damage award. Firstar’s original complaint indicated that its projected damage estimates exceed $75.0 million. The proposed amended complaint does not specify the amount of Firstar’s alleged or projected damages. The Court has not ruled on Firstar’s request to amend its complaint.

On July 30, 2003 PIIC requested the court to allow PIIC to file a counterclaim to Firstar’s complaint against PIIC seeking money damages and equitable relief relating to certain residual value insurance policies issued by PIIC to Firstar for policy years 1994, 1995, 1996, 1997 and 1998, as a result of material misrepresentations by Firstar in its applications for residual value insurance coverage. The counterclaim seeks money damages representing the amount of claim payments to date under the policies, less the amount of premium paid by Firstar, and a declaratory judgment that PIIC has no obligation to pay pending or future claims arising under the policies. The Court has not ruled on PIIC’s request to file a counterclaim to Firstar’s complaint.

The Company has not recorded a litigation reserve with respect to the Firstar complaint.

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any other pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

12.	Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains arising during the three and six months ended June 30, 2003 and 2002 was $3.6 million and $2.9 million, respectively and $1.5 million and $0.7 million, respectively. The related tax effect of Reclassification Adjustments for the three and six months ended June 30, 2003 and 2002 was $0.2 million and $1.1 million, respectively and $0.6 million and $1.1 million, respectively.

13.	Segment Information

The Company’s operations are classified into three reportable business segments which are organized around its three underwriting divisions: The Commercial Lines Underwriting Group, which has underwriting responsibility for the Commercial Automobile and Commercial Property and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional liability insurance products; and The Personal Lines Group, which designs, markets and underwrites personal property and casualty insurance products for the Manufactured Housing and Homeowners markets. Each business segment’s responsibilities include: pricing, managing the risk selection process and monitoring the loss ratios by product and insured. The reportable segments operate solely within the United States and have not been aggregated.

The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment’s performance based upon premium production and the associated loss experience which includes paid losses, an amount determined on the basis of claim adjusters’ evaluation with respect to insured events that have occurred and an amount for losses incurred that have not been reported. Investments and investment performance including investment income and net realized investment gain (loss), acquisition costs and other underwriting expenses including commissions, premium taxes and other acquisition costs, and other operating expenses are managed at a corporate level by the corporate accounting function in conjunction with other corporate departments, and are included in “Corporate”.

Following is a tabulation of business segment information for the six and three months ended June 30, 2003 and 2002. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Six Months Ended,

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

June 30, 2003:
Gross Written Premiums	$281,702	$71,747	$50,740	—	$404,189

Net Written Premiums	$184,443	$47,139	$18,270	—	$249,852

Revenue:
Net Earned Premiums	$199,226	$52,335	$18,250	—	$269,811
Net Investment Income	—	—	—	19,175	19,175
Net Realized Investment Loss	—	—	—	(1,783)	(1,783)
Other Income	—	—	1,554	147	1,701

Total Revenue	199,226	52,335	19,804	17,539	288,904

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	141,080	31,993	10,313	—	183,386
Acquisition Costs and Other Underwriting Expenses	—	—	—	78,578	78,578
Other Operating Expenses	—	—	1,058	2,248	3,306

Total Losses and Expenses	141,080	31,993	11,371	80,826	265,270

Income Before Income Taxes	58,146	20,342	8,433	(63,287)	23,634
Total Income Tax Expense	—	—	—	6,774	6,774

Net Income	$58,146	$20,342	$8,433	$(70,061)	$16,860

Total Assets	—	—	$251,054	$1,385,373	$1,636,427

June 30, 2002:
Gross Written Premiums	$199,029	$52,324	$45,894	—	$297,247

Net Written Premiums	$161,202	$48,488	$25,169	—	$234,859

Revenue:
Net Earned Premiums	$131,346	$39,408	$18,763	—	$189,517
Net Investment Income	—	—	—	18,230	18,230
Net Realized Investment Loss	—	—	—	(3,134)	(3,134)
Other Income	—	—	922	(906)	16

Total Revenue	131,346	39,408	19,685	14,190	204,629

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	81,266	23,153	9,462	—	113,881
Acquisition Costs and Other Underwriting Expenses	—	—	—	58,878	58,878
Other Operating Expenses	—	—	62	2,876	2,938

Total Losses and Expenses	81,266	23,153	9,524	61,754	175,697

Income Before Income Taxes	50,080	16,255	10,161	(47,564)	28,932
Total Income Tax Expense	—	—	—	9,302	9,302

Net Income	$50,080	$16,255	$10,161	$(56,866)	$19,630

Total Assets	—	—	$193,830	$935,640	$1,129,470

	Three Months Ended,

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

June 30, 2003:
Gross Written Premiums	$151,464	$33,701	$25,742	—	$210,907

Net Written Premiums	$61,944	$11,967	$4,292	—	$78,203

Revenue:
Net Earned Premiums	$89,553	$23,632	$8,264	—	$121,449
Net Investment Income	—	—	—	9,370	9,370
Net Realized Investment Loss	—	—	—	(650)	(650)
Other Income	—	—	974	66	1,040

Total Revenue	89,553	23,632	9,238	8,786	131,209

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	75,142	13,352	4,532	—	93,026
Acquisition Costs and Other Underwriting Expenses	—	—	—	32,158	32,158
Other Operating Expenses	—	—	733	899	1,632

Total Losses and Expenses	75,142	13,352	5,265	33,057	126,816

Income Before Income Taxes	14,411	10,280	3,973	(24,271)	4,393
Total Income Tax Expense	—	—	—	766	766

Net Income	$14,411	$10,280	$3,973	$(25,037)	$3,627

Total Assets	—	—	$251,054	$1,385,373	$1,636,427

June 30, 2002:
Gross Written Premiums	$108,471	$27,895	$24,414	—	$160,780

Net Written Premiums	$86,340	$25,715	$13,305	—	$125,360

Revenue:
Net Earned Premiums	$70,275	$20,474	$9,524	—	$100,273
Net Investment Income	—	—	—	9,375	9,375
Net Realized Investment Loss	—	—	—	(3,181)	(3,181)
Other Income	—	—	352	(337)	15

Total Revenue	70,275	20,474	9,876	5,857	106,482

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	44,609	11,487	4,736	—	60,832
Acquisition Costs and Other Underwriting Expenses	—	—	—	31,057	31,057
Other Operating Expenses	—	—	43	1,411	1,454

Total Losses and Expenses	44,609	11,487	4,779	32,468	93,343

Income Before Income Taxes	25,666	8,987	5,097	(26,611)	13,139
Total Income Tax Expense	—	—	—	4,186	4,186

Net Income	$25,666	$8,987	$5,097	$(30,797)	$8,953

Total Assets	—	—	$193,830	$935,640	$1,129,470

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include, but are not limited to:

•	Industry factors - Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company’s strategy is to focus on underwriting profits, and accordingly the Company’s marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

•	Competition - The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

•	Regulation - The Company’s insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

•	Inflation - Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts is known.

•	Investment Risk - Substantial future increases in interest rates could result in a decline in the market value of the Company’s investment portfolio and resulting losses and/or reduction in shareholders’ equity.

•	Claims development and the process of estimating loss reserves - Estimating the Company’s ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgmental process, inasmuch as the amounts of any ultimate liability of the Company with respect to such claims are based on management’s informed estimates and judgments using data currently available.

•	Catastrophe Exposure - The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events. It is possible that a catastrophic event could adversely impact profitability.

•	Reinsurance - The adequacy of reinsurance coverage which may be obtained by the Company and the ability and willingness of the Company’s reinsurers to pay.

The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K For the fiscal year ended December 31, 2002.

Investments

The Company’s investment objective is the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of June 30, 2003, approximately 88.9% and 5.9% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 90.2% and 5.6%, respectively, at December 31, 2002.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

During 2003 the relative percentage investment in tax-exempt fixed maturity securities versus taxable fixed maturity securities increased due to the Company taking advantage of the more favorable after-tax yields. As of June 30, 2003, on a cost basis, investment grade tax-exempt fixed maturity securities represented 31.2% of the total invested assets, compared to 30.3% as December 31, 2002.

Collateralized mortgage and asset backed securities, on a cost basis, amounted to $95.8 million and $311.6 million, respectively, as of June 30, 2003, and $89.2 and $284.1, respectively, as of December 31 2002. The collateralized mortgage and asset backed investments are shorter tranche securities possessing favorable prepayment risk profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds, to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other-than-temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; or changes in laws and/or regulations have impacted an issuer or industry. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million for the three months ended June 30, 2003 and 2002 and $0.9 million and $0 million, respectively, for the six months ended June 30, 2003 and 2002. The $0.9 million in non-cash realized investment losses resulted from other than temporary declines in the fair value of certain holdings in the Company’s common stock portfolio. The Company primarily attributes these other than temporary declines in fair value to an uncertain economic climate, the overhang of corporate governance issues, high profile bankruptcies and the recent war with Iraq.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (“EITF”). Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.6 million and $1.2 million, respectively, and $2.3 million and $1.2 million, respectively, for the three and six months ended June 30, 2003 and 2002, respectively. These non-cash realized investment losses were primarily due to investments in collateralized bond obligations as a result of the current historical highs in non-investment grade default rates.

The Company’s fixed maturity portfolio amounted to $1,000.6 million and $854.5 million, as of June 30, 2003 and December 31, 2002, respectively, of which 98.6% of the portfolio is comprised of investment grade securities. Since the fourth quarter of 2001, U.S. investment grade securities have experienced varying price and ratings volatility, having been affected by the uncertain economic climate following the September 11, 2001 terrorist attacks, the corporate governance issues following the Enron scandal, and the subsequent stream of corporate scandals and high profile bankruptcies. While these circumstances have the potential to impact investment grade securities, the high quality of the Company’s overall “AA+” rated fixed maturity portfolio and the decline in interest rates have mitigated potential volatility. The Company had fixed maturity investments with unrealized losses amounting to $12.8 million and $9.2 million as of June 30, 2003 and December 31, 2002, respectively. Of this amount, interests in securitized assets had unrealized losses amounting to $11.3 million and $7.3 million as of June 30, 2003 and December 31, 2002, respectively, and investments in aircraft collateralized Enhanced Equipment Trust Certificates (EETCs) had unrealized losses amounting to $0.7 and $1.3 million as of June 30, 2003 and December 31, 2002, respectively. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF. With respect to the EETCs, these investments are current on interest and sinking fund payments, and are subjected to a quarterly impairment

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

review which includes performing a liquidation collateral analysis that incorporates various stress scenarios impacting the security’s implied loan-to-value levels.

The following table identifies the period of time securities with an unrealized loss at June 30, 2003 have continuously been in an unrealized loss position. Included in the amounts shown in the table are $9.0 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $13.8 million. No issuer of securities or industry represents more than 5.3% and 7.8%, respectively, of the total estimated fair value, or 22.6% and 32.6%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Gross Unrealized Losses
	(in millions)

	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments

0 - 3 months	$0.3	$1.2	$1.5	$0.1	$1.6
4 - 6 months	—	—	—	0.2	0.2
7 - 9 months	—	0.2	0.2	0.2	0.4
10 - 12 months	—	1.8	1.8	—	1.8
13 - 18 months	—	6.5	6.5	—	6.5
19 - 24 months	1.2	0.1	1.3	—	1.3
> 24 months	—	1.5	1.5	—	1.5

Total Gross Unrealized Losses	$1.5	$11.3	$12.8	$0.5	$13.3

Estimated fair value of securities with a gross unrealized loss	$39.5	$96.9	$136.4	$15.2	$151.6

The following table presents certain information with respect to individual securities with a significant unrealized loss position as of June 30, 2003.

	Significant Unrealized Losses by Security

	(in millions)
Issuer	Security Type	Carrying Value	Unrealized Loss

Alliance CAP FDG CLO A-3 144A	Fixed Maturity - Interest in Securitized Assets	$3.4	$0.5
Continental Airlines 2000-1-C-2	Fixed Maturity	2.3	0.7
Conseco Fin SEC Corp 2000-4ml	Fixed Maturity - Interest in Securitized Assets	0.9	1.2
Conseco Fin SEC Corp SER 2000-4ml	Fixed Maturity - Interest in Securitized Assets	0.3	0.9
Greentree Financial Corp. 99-2 B1	Fixed Maturity - Interest in Securitized Assets	0.6	2.3
Nextcard CRCN MNT 2001-1 CLB144A	Fixed Maturity - Interest in Securitized Assets	2.0	3.0
Waterside Loan TR JR NT CLO 144A	Fixed Maturity - Interest in Securitized Assets	2.2	0.8

		$11.7	$9.4

For the six months ended June 30, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.1 million and $0.7 million, respectively. The fair value of the fixed maturity and equity securities at

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

the time of sale was $1.5 million and $3.4 million, respectively. During the three months ended June 30, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.1 million and $0.2 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $1.5 million and $2.0 million, respectively. The decision to sell these securities was based upon management’s assessment of economic conditions, and with respect to the equity security sales, the desire to limit investment exposure to the equity market based upon this assessment.

Results of Operations (Six Months ended June 30, 2003 vs. June 30, 2002)

          Premiums: Gross written premiums grew $107.0 million (36.0%) to $404.2 million for the six months ended June 30, 2003 from $297.2 million for the same period of 2002; gross earned premiums grew $102.7 million (41.0%) to $353.2 million for the six months ended June 30, 2003 from $250.5 million for the same period of 2002; net written premiums increased $15.0 million (6.4%) to $249.9 million for the six months ended June 30, 2003 from $234.9 million for the same period of 2002; and net earned premiums grew $80.3 million (42.4%) to $269.8 million in 2003 from $189.5 million in 2002.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2003 vs. June 30, 2002 amount to $82.7 million (41.5%), $19.4 million (37.1%) and $4.9 million (10.6%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	As a result of firming prices in the property and casualty industry, rate increases on renewal business have approximated 6.0%, 14.2%, and 9.0% for the commercial, specialty and the personal lines segments, respectively. Additionally, in-force policy counts have increased 27.1% and 29.3% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts have decreased approximately 1.0% for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations.

The respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2003 vs. June 30, 2002 amount to $23.2 million (14.4%), ($1.3) million (-2.8%) and ($6.9) million (-27.4%) respectively. The differing percentage changes in net written premiums versus gross written premiums for the commercial lines segment during the period results from:

•	The Company entering into a Quota Share reinsurance agreement (effective April 1, 2003) covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

During the six months ended June 30, 2003, the Company ceded $103.6 million of written premium, which included unearned premium reserves of $63.6 million at April 1, 2003.

•	Lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty and from $0.9 million to $1.0 million on its excess liability reinsurance treaty effective January 1, 2003.

          Net Investment Income Net investment income approximated $19.2 million for the six months ended June 30, 2003 and $18.2 million for the same period of 2002. Total investments grew to $1,071.7 million at June 30, 2003 from $768.9 million at June 30, 2002. The growth in investment income is due to investing net cash flows provided from operating activities The capital market environment during most of 2002 and 2003 (low U.S. Treasury yields) had the effect of increasing the level of prepayments in certain of the Company’s interest rate sensitive investments. The Company’s average duration of its fixed income portfolio approximated 3.2 years at June 30, 2003, compared to 3.5 years at June 30, 2002. Additionally, due to the capital market environment, the Company has invested approximately $59.7 million in overall “AAA” rated floating rate and shorter amortizing securities to reduce interest rate risk with the expectation of reinvesting these funds into longer duration investments at higher future fixed income rates. The Company’s tax equivalent book yield on its fixed income holdings was 4.8% at June 30, 2003, compared to 6.2% at June 30, 2002. Net investment income was reduced by $0.5 million due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

The total return, which includes the effect of realized and unrealized gains and losses, of the Company’s fixed income portfolio was 2.68% and 4.11% for the six months ended June 30, 2003 and 2002, respectively, versus the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 3.18% and 3.92% for the same periods, respectively. The performance during the six months ended June 30, 2003 differed from the Index primarily due to recording of non-cash realized investment losses as a result of the Company’s impairment evaluation (see Investments).

          Net Realized Investment Loss: Net realized investment losses were $1.8 million for the six months ended June 30, 2003 and $3.1 million for the same period in 2002. The Company realized net investment gains of $1.3 million and $0.1 million from the sale of fixed maturity and equity securities, respectively, for the six months ended June 30, 2003, and $2.3 million and $0.9 million in non-cash realized investment losses for fixed maturity and common stock investments, respectively, as a result of the Company’s impairment evaluation. The Company realized net investment losses of $1.9 million principally from the sales of common stock equity securities and $1.2 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation during the six months ended June 30, 2002.

          Other Income: Other income approximated $1.7 million for the six months ended June 30, 2003 and $16,000 for the same period of 2002. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is restricting new business and not renewing certain policies in designated areas of Florida as a result of its property exposures in these areas and related catastrophe loss considerations.

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $69.5 million (61.0%) to $183.4 million for the six months ended June 30, 2003 from $113.9 million for the same period of 2002 and the loss ratio increased to 68.0% in 2003 from 60.0% in 2002. This increase in net loss and loss adjustment expenses was due to the 42.4% growth in net earned premiums, and to the Company increasing the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $33.0 million to $59.8 million and $57.9 million, respectively. As of March 31, 2003 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $47.4 million ($40.0 million net of reinsurance). The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. Adverse

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

trends further deteriorated in both frequency and severity on leases expiring in 2003. As part of the Company’s monitoring and evaluation process, a consulting firm was engaged during the second quarter of 2003 to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the result of the indications and subsequent evaluation by the Company and changes in the Company’s assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the oversupply of used cars; and the overall general economic conditions. As of June 30, 2003, approximately 61,000 leases were outstanding under the Company’s residual value policies. The Company is projecting a 42% loss frequency and average loss of approximately $2,300 per claim with respect to these leases.

Additionally, during the period the Company ceded $19.0 million in net loss and loss adjustment expenses pursuant to the quota share reinsurance agreement (see Premiums) and decreased the gross and net liability for unpaid loss and loss adjustment expenses for accident year 2002, principally in the property line of its commercial package products, by approximately $9.0 million due to better than expected loss experience.

          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $19.7 million (33.4%) to $78.6 million for the six months ended June 30, 2003 from $58.9 million for the same period of 2002. This increase was due primarily to the 42.4% growth in net earned premiums. During the period the Company ceded $34.8 million of net earned premium and earned $13.3 million in ceding commission under the quota share reinsurance agreement (see Premiums).

          Other Operating Expenses: Other operating expenses increased $0.4 million to $3.3 million for the six months ended June 30, 2003 from $2.9 million for the same period of 2002 as the Company continues to control its expenses.

          Income Tax Expense: The Company’s effective tax rate for the six months ended June 30, 2003 and 2002 was 28.7% and 32.2%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

Results of Operations (Three Months ended June 30, 2003 vs. June 30, 2002)

          Premiums: Gross written premiums grew $50.1 million (31.2%) to $210.9 million for the three months ended June 30, 2003 from $160.8 million for the same period of 2002; gross earned premiums grew $48.9 million (37.2%) to $180.2 million for the three months ended June 30, 2003 from $131.3 million for the same period of 2002; net written premiums decreased $47.2 million (37.6%) to $78.2 million for the three months ended June 30, 2003 from $125.4 million for the same period of 2002; and net earned premiums grew $21.1 million (21.0%) to $121.4 million in 2003 from $100.3 million in 2002.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2003 vs. June 30, 2002 amount to $43.0 million (39.6%), $5.8 million (20.8%) and $1.3 million (5.4%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	As a result of firming prices in the property and casualty industry, rate increases on renewal business have approximated 5.9%, 15.6%, and 7.7% for the commercial, specialty and the personal lines segments, respectively. Additionally, in force policy counts have increased 27.1% and 29.3% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts have decreased approximately 1.0% for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations.

Additionally, the respective net written premium decreases for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2003 vs. June 30, 2002 amount to $24.5 million (28.3%), $13.7 million (53.5%) and $9.0 million (67.7%) respectively. The differing percentage changes in net written premiums versus gross written premiums during the period results from:

•	The Company entering into a Quota Share reinsurance agreement (effective April 1, 2003) covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0%, adjusted prorata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. During the three months ended June 30, 2003, the Company ceded $103.6 million of written premium which included unearned premium reserves of $63.6 million at April 1, 2003.

•	Lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty, and from $0.9 million to $1.0 million on its excess liability reinsurance treaty effective January 1, 2003.

          Net Investment Income Net investment income approximated $9.4 million for the three months ended June 30, 2003 and 2002. Total investments grew to $1,071.7 million at June 30, 2003 from $768.9 million at June 30, 2002. The capital market environment during most of 2002 and 2003 (low U.S. Treasury yields) had the effect of increasing the level of prepayments in certain of the Company’s interest rate sensitive investments. The Company’s average duration of its fixed income portfolio approximated 3.2 years at June 30, 2003, compared to 3.5 years at June 30, 2002. Additionally, due to the capital market environment, the Company has invested approximately $59.7 million in overall “AAA” rated floating rate and shorter amortizing securities to reduce interest rate risk with the expectation of reinvesting these funds into longer duration investments at higher future fixed income rates. The Company’s tax equivalent book yield on its fixed income holdings was 4.8% at June 30, 2003, compared to 6.2% at June 30, 2002. Net investment income was reduced by $0.5 million due to the interest credit on the Funds Held to Reinsurer Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

          The total return, which includes the effect of realized and unrealized gains and losses, of the Company’s fixed income portfolio was 1.69% and 3.45% for the three months ended June 30, 2003 and 2002, respectively, versus the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 1.89% and 3.59% for the same periods, respectively. While the performance during the three months ended June 30, 2003 and 2002 was similar to the total return of the Index, performance differed from the Index primarily due to recording of non-cash realized investment losses as a result of the Company’s impairment evaluation (see Investments).

          Net Realized Investment Loss: Net realized investment losses were $0.7 million for the three months ended June 30, 2003 and $3.2 million for the same period in 2002. The Company realized net investment gains of $0.9

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

million and $0.1 million from the sale of fixed maturity and equity securities, respectively, for the three months ended June 30, 2003, and $1.7 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation. The Company realized net investment losses of $2.0 million, principally from the sales of common stock equity securities and $1.2 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation during the three months ended June 30, 2002.

     Other Income: Other income approximated $1.0 million for the three months ended June 30, 2003 and $15,000 for the same period of 2002. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is restricting new business and not renewing certain policies in designated areas of Florida as a result of its property exposures in these areas and related catastrophe loss considerations.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $32.2 million (53.0%) to $93.0 million for the three months ended June 30, 2003 from $60.8 million for the same period of 2002 and the loss ratio increased to 76.6% in 2003 from 60.7% in 2002. This increase in net loss and loss adjustment expenses was due to the 21.0% growth in net earned premiums, and to the Company increasing the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $33.0 million to $59.8 million and $57.9 million, respectively. As of March 31, 2003 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $47.4 million ($40.0 million net of reinsurance). The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. Adverse trends further deteriorated in both frequency and severity on leases expiring in 2003. As part of the Company’s monitoring and evaluation process, a consulting firm was engaged during the second quarter of 2003 to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the result of the indications and subsequent evaluation by the Company and changes in the Company’s assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the oversupply of used cars; and the overall general economic conditions. As of June 30, 2003, approximately 61,000 leases were outstanding under the Company’s residual value policies. The Company is projecting a 42% loss frequency and average loss of approximately $2,300 per claim with respect to these leases.

Additionally, during the period the Company ceded $19.0 million in net loss and loss adjustment expenses pursuant to the quota share reinsurance agreement (see Premiums) and decreased the gross and net liability for unpaid loss and loss adjustment expenses for accident year 2002, principally in the property line of its commercial package products, by approximately $9.0 million due to better than expected loss experience.

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.1 million (3.6%) to $32.2 million for the three months ended June 30, 2003 from $31.1 million for the same period of 2002. This increase was due primarily to the 21.0% growth in net earned premiums. During the period the company ceded $34.8 million in net earned premiums and earned $13.3 million in ceding commission under the quota share reinsurance agreement (see Premiums).

     Other Operating Expenses: Other operating expenses increased $0.1 million to $1.6 million for the three months ended June 30, 2003 from $1.5 million for the same period of 2002 as the Company continues to control its expenses.

     Income Tax Expense: The Company’s effective tax rate for the three months ended June 30, 2003 and 2002 was 17.4% and 31.9%, respectively. The effective rates differed from the 35% statutory rate principally due to

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

investments in tax-exempt securities. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

Liquidity and Capital Resources

     For the six months ended June 30, 2003, the Company’s investments experienced unrealized investment appreciation of $4.0 million, net of the related deferred tax expense of $2.2 million. At June 30, 2003, the Company had total investments with a carrying value of $1,071.7 million, of which 93.4% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of short tranche securities possessing favorable pre-payment risk profiles. The remaining 6.6% of the Company’s total investments consisted primarily of publicly traded common stock securities.

     The Company produced net cash from operations of $160.9 million and $84.5 million, respectively, for the six months ended June 30, 2003 and 2002. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the six months ended June 30, 2003 was primarily generated from strong premium growth during the current year due to increases in the number of policies written and price increases realized on renewal business. Net loss and loss expense payments were $96.4 million and $76.1 million, respectively, for the six months ended June 30, 2003 and 2002. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

     Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. At June 30, 2003 the insurance subsidiaries’ borrowing capacity was $70.5 million. The insurance subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $48.1 million at June 30, 2003, bear interest at adjusted LIBOR, mature twelve months from inception and are collateralized by $61.8 million of the Company’s fixed maturity securities. The weighted-average interest rate on borrowings outstanding as of June 30, 2003 was 1.3%.

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

	JUNE 30, 2003
	EXPECTED MATURITY DATES							TOTAL
	(In thousands, except average interest rate)							FAIR
	2003	2004	2005	2006	2007	Thereafter	TOTAL	VALUE

FIXED MATURITIES AVAILABLE FOR SALE:
Principal Amount	$28,050	$139,981	$190,869	$132,536	$100,663	$374,401	$966,500	$977,261
Book Value	$28,086	$141,673	$196,667	$134,444	$102,819	$369,433	$973,122	—
Average Interest Rate	5.21%	3.74%	3.70%	3.77%	4.36%	4.55%	4.15%	3.60%
PREFERRED:
Principal Amount	$4,750	$1,500	$1,000	$3,500	—	$125	$10,875	$11,560
Book Value	$4,883	$1,489	$1,040	$3,666	—	$126	$11,204	—
Average Interest Rate	5.91%	6.06%	6.84%	6.33%	—	6.20%	6.20%	6.01%
SHORT-TERM INVESTMENTS:
Principal Amount	$56,834	—	—	—	—	—	$56,834	$56,834
Book Value	$56,857	—	—	—	—	—	$56,857	—
Average Interest Rate	1.22%	—	—	—	—	—	1.22%	1.22%
LOANS PAYABLE:
Principal Amount	$17,272	$30,839	—	—	—	—	$48,111	—
Average Interest Rate	1.45%	1.18%	—	—	—	—	1.31%	—

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) have concluded that, as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within such entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

On April 30, 2002, U.S. Bank, N.A. d/b/a Firstar Bank (“Firstar”), a bank to which one of the Company’s insurance subsidiaries, Philadelphia Indemnity Insurance Company (“PIIC”), issued insurance coverages, filed a complaint against PIIC in the United States District Court for the Southern District of Ohio (Western Division). This matter was reported in Part II, Item 1 of the Company’s Form 10-Q for the period ended June 30, 2002. Firstar subsequently has requested that the court permit Firstar to amend its complaint against PIIC, which amended complaint would add a bad faith claim for compensatory damages and punitive damages in three times the amount of any compensatory damage award. Firstar’s original complaint indicated that its projected damage estimates exceed $75.0 million. The proposed amended complaint does not specify the amount of Firstar’s alleged or projected damages. The Court has not ruled on Firstar’s request to amend its complaint.

On July 30, 2003 PIIC requested the court to allow PIIC to file a counterclaim to Firstar’s complaint against PIIC seeking money damages and equitable relief relating to certain residual value insurance policies issued by PIIC to Firstar for policy years 1994, 1995, 1996, 1997 and 1998, as a result of material misrepresentations by Firstar in its applications for residual value insurance coverage. The counterclaim seeks money damages representing the amount of claim payments to date under the policies, less the amount of premium paid by Firstar, and a declaratory judgment that PIIC has no obligation to pay pending or future claims arising under the policies. The Court has not ruled on PIIC’s request to file a counterclaim to Firstar’s complaint.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on May 1, 2003 the following nominees were elected to the Board of Directors:

	Votes For	Votes Withheld

Michael J. Cascio	19,913,821	141,317
Elizabeth H. Gemmill	19,913,821	141,317
William J. Henrich, Jr.	19,913,821	141,317
Paul R. Hertel, Jr.	19,894,476	160,662
James J. Maguire	19,910,821	144,317
James J. Maguire, Jr.	19,191,993	863,145
Margaret M. Mattix	19,913,821	141,317
Maureen H. McCullough	19,913,821	141,317
Michael J. Morris	19,913,821	141,317
Sean S. Sweeney	19,169,648	885,940
J. Eustace Wolfington	19,913,821	141,317

The following other matters were approved at the Annual Meeting:

	Votes For	Votes Against	Abstentions	Broker Non Votes

Approval of the Appointment of PricewaterhouseCoopers LLP as Independent Auditors for the Fiscal Year Ending December 31, 2003	19,883,225	171,693	220	0

Item 5.	Other information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits:

Exhibit No.	Description

10.1 *	Florida Hurricane Catastrophe Fund reimbursement contract effective June 1, 2003

31.1 *	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

b. The Company filed the following report on Form 8-K during the quarterly period ended June 30, 2003:

Date of Report	Item Reported

April 21, 2003	First Quarter Conference Call Presentation
April 23, 2003	First Quarter Results March 31, 2003 and Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date August 8, 2003	James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date August 8, 2003	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting
Officer)