Form 10-Q
period 2003-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2003-11-13
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

YES:  ☒  NO:  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2003.

Common Stock, no par value, 21,982,995 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX

For the Quarterly Period Ended September 30, 2003

Part I — Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets — September 30, 2003 and December 31, 2002	3
Consolidated Statements of Operations and Comprehensive Income — For the three and nine months ended September 30, 2003 and 2002	4
Consolidated Statements of Changes in Shareholders’ Equity — For the nine months ended September 30, 2003 and year ended December 31, 2002	5
Consolidated Statements of Cash Flows — For the nine months ended September 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-13
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
Item 3
Quantitative and Qualitative Disclosures About Market Risk	24
Item 4
Controls and Procedures	25
Part II — Other Information	26-27
Signatures	28

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of

	September 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,054,193 AND $832,701)	$1,074,520	$854,513
EQUITY SECURITIES AT MARKET (COST $78,665 AND $51,257)	86,441	54,346

TOTAL INVESTMENTS	1,160,961	908,859
CASH AND CASH EQUIVALENTS	90,891	42,002
ACCRUED INVESTMENT INCOME	10,512	8,571
PREMIUMS RECEIVABLE	181,861	130,007
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	275,328	151,352
DEFERRED INCOME TAXES	15,313	7,541
DEFERRED ACQUISITION COSTS	54,161	61,272
PROPERTY AND EQUIPMENT, NET	15,182	12,794
GOODWILL	25,724	25,724
OTHER ASSETS	8,767	10,212

TOTAL ASSETS	$1,838,700	$1,358,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$593,527	$445,548
UNEARNED PREMIUMS	431,791	306,093

TOTAL POLICY LIABILITIES AND ACCRUALS	1,025,318	751,641
FUNDS HELD PAYABLE TO REINSURER	90,587	—
LOANS PAYABLE	49,750	39,113
PREMIUMS PAYABLE	32,489	33,553
PAYABLE FOR SECURITIES PURCHASE	46,690	6,100
OTHER LIABILITIES	72,567	50,104

TOTAL LIABILITIES	1,317,401	880,511

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 21,984,492 AND 21,868,877 SHARES ISSUED AND OUTSTANDING	280,286	276,945
NOTES RECEIVABLE FROM SHAREHOLDERS	(6,197)	(6,407)
ACCUMULATED OTHER COMPREHENSIVE INCOME	18,267	16,185
RETAINED EARNINGS	228,943	191,100

TOTAL SHAREHOLDERS’ EQUITY	521,299	477,823

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,838,700	$1,358,334

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

REVENUE:
NET EARNED PREMIUMS	$142,688	$106,146	$412,499	$295,663
NET INVESTMENT INCOME	9,173	9,497	28,348	27,727
NET REALIZED INVESTMENT GAIN (LOSS)	474	199	(1,309)	(2,935)
OTHER INCOME	1,988	419	3,689	435

TOTAL REVENUE	154,323	116,261	443,227	320,890

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	100,645	114,325	328,023	252,003
NET REINSURANCE RECOVERIES	(21,240)	(35,976)	(65,232)	(59,773)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	79,405	78,349	262,791	192,230
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	41,542	32,343	120,120	91,221
OTHER OPERATING EXPENSES	2,668	1,632	5,974	4,570

TOTAL LOSSES AND EXPENSES	123,615	112,324	388,885	288,021

INCOME BEFORE INCOME TAXES	30,708	3,937	54,342	32,869

INCOME TAX EXPENSE (BENEFIT):
CURRENT	10,403	2,044	25,392	14,413
DEFERRED	(678)	(999)	(8,893)	(4,066)

TOTAL INCOME TAX EXPENSE	9,725	1,045	16,499	10,347

NET INCOME	$20,983	$2,892	$37,843	$22,522

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN (LOSS) ARISING DURING PERIOD	(1,568)	6,364	1,231	7,639
RECLASSIFICATION ADJUSTMENT	(308)	(129)	851	1,908

OTHER COMPREHENSIVE INCOME (LOSS)	(1,876)	6,235	2,082	9,547

COMPREHENSIVE INCOME	$19,107	$9,127	$39,925	$32,069

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$0.96	$0.13	$1.73	$1.04

DILUTED EARNINGS PER SHARE	$0.92	$0.13	$1.68	$1.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,913,053	21,625,799	21,879,748	21,577,670
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	787,627	636,828	681,716	716,017

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	22,700,680	22,262,627	22,561,464	22,293,687

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Nine Months
	Ended
	September 30,	For the Year Ended
	2003	December 31,
	(Unaudited)	2002

COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	21,868,877	21,509,723
EXERCISE OF EMPLOYEE STOCK OPTIONS	75,125	107,000
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	40,490	252,154

BALANCE AT END OF PERIOD	21,984,492	21,868,877

TREASURY SHARES:
BALANCE AT BEGINNING OF YEAR	—	—
SHARES REPURCHASED PURSUANT TO AUTHORIZATION	10,000	75,000
EXERCISE OF EMPLOYEE STOCK OPTIONS	(6,500)	—
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	(3,500)	(75,000)

BALANCE AT END OF PERIOD	—	—

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$276,945	$268,509
EXERCISE OF EMPLOYEE STOCK OPTIONS	1,991	2,115
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	1,350	6,321

BALANCE AT END OF PERIOD	280,286	276,945

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(6,407)	(3,373)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(1,154)	(4,017)
COLLECTION OF NOTES RECEIVABLE	1,364	983

BALANCE AT END OF PERIOD	(6,197)	(6,407)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	16,185	8,461
OTHER COMPREHENSIVE INCOME, NET OF TAXES	2,082	7,724

BALANCE AT END OF PERIOD	18,267	16,185

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	191,100	155,095
NET INCOME	37,843	36,005

BALANCE AT END OF PERIOD	228,943	191,100

COMMON STOCK HELD IN TREASURY:
BALANCE AT BEGINNING OF YEAR	—	—
EXERCISE OF EMPLOYEE STOCK OPTIONS	94	—
COMMON SHARES REPURCHASED	(300)	(2,023)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	206	2,023

BALANCE AT END OF PERIOD	—	—

TOTAL SHAREHOLDERS’ EQUITY	$521,299	$477,823

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$37,843	$22,522
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT LOSS	1,309	2,935
DEPRECIATION AND AMORTIZATION EXPENSE	6,148	1,345
DEFERRED INCOME TAX BENEFIT	(8,893)	(4,066)
CHANGE IN PREMIUMS RECEIVABLE	(51,854)	(36,720)
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	(33,389)	(35,759)
CHANGE IN OTHER RECEIVABLES	(1,941)	(1,013)
CHANGE IN INCOME TAXES PAYABLE	636	(5,520)
CHANGE IN DEFERRED ACQUISITION COSTS	7,111	(18,686)
CHANGE IN OTHER ASSETS	1,138	(458)
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	147,979	96,769
CHANGE IN UNEARNED PREMIUMS	125,698	108,443
CHANGE IN OTHER LIABILITIES	20,763	32,490
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	495	1,251

NET CASH PROVIDED BY OPERATING ACTIVITIES	253,043	163,533

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	71,674	188,746
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	162,032	82,793
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	10,936	13,898
COST OF FIXED MATURITIES ACQUIRED	(419,264)	(422,182)
COST OF EQUITY SECURITIES ACQUIRED	(38,593)	(26,703)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(4,632)	(2,484)

NET CASH USED BY INVESTING ACTIVITIES	(217,847)	(165,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	(34,245)	(29,842)
PROCEEDS FROM LOANS PAYABLE	44,882	29,381
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	1,590	864
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	1,364	617
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	402	410
COST OF COMMON STOCK REPURCHASED	(300)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,693	1,430

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,889	(969)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,002	49,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,891	$48,941

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$23,635	$18,412
INTEREST	$487	$466
NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$1,154	$(84)

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements as of and for the nine months ended September 30, 2003 and 2002 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of the information set forth therein. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

2.	Investments

The carrying amounts for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers. At September 30, 2003, the Company held no derivative financial instruments or embedded financial derivatives.

The Company performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, except interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three and nine months ended September 30, 2003 were $0 million and $0.9 million, respectively, as a result of the Company’s other than temporary impairment evaluation. There were no non-cash realized investment losses recorded for the three and nine months ended September 30, 2002 as a result of the Company’s other than temporary impairment evaluation.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three and nine months ended September 30, 2003 and 2002 were $0.4 million and $0.3 million, respectively, and $2.6 million and $1.5 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.

3.	Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. At September, 30, 2003 and December 31, 2002, the carrying value of the securities on deposit totaled $17.0 million and $13.5 million, respectively.

Additionally, the Insurance Subsidiaries have investments, principally asset backed securities, which collateralize the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 7. The carrying value of these investments was $62.2 million and $49.2 million as of September 30, 2003 and December 31, 2002, respectively.

4.	Goodwill

The carrying amount of goodwill is subject to an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). As a result of the impairment analysis, no change in the carrying amount of goodwill was recorded by the Company for the year ended December 31, 2002. No events have occurred or circumstances have arisen subsequent to December 31, 2002 that would necessitate the Company to perform an interim impairment test. Consequently no change in the carrying amount of goodwill has been recorded for the nine months ended September 30, 2003.

5.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Estimating the ultimate claims liability is necessarily a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available the Company’s estimate for the liability for unpaid loss and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2003, the related adjustments could have a material adverse impact on the Company’s results of operations.

During the second quarter of 2003, the Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $33.0 million. As of September 30, 2003 the Company has estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $51.5 million ($51.3 million net of reinsurance) and approximately 48,000 leases were outstanding under the Company’s residual value policies. As of June 30, 2003 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $59.8 million ($57.9 million net of reinsurance) and approximately 61,000 leases were outstanding under the residual value policies. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. Adverse trends further deteriorated in both frequency and severity on leases expiring in 2003. As part of the Company’s monitoring and evaluation process, a consulting firm was engaged during the second quarter of 2003 to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the result of the subsequent evaluation by the Company and changes in the Company’s assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the over supply of used cars; and the overall general economic conditions.

During the second quarter of 2003, the Company also decreased the gross and net liability for unpaid loss and loss adjustment expenses for accident year 2002, principally in the property line of its commercial package products, by approximately $9.0 million due to better than expected loss experience.

6.	Funds Held Payable To Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. The interest credit (expense), which is included in net investment income, was $0.8 million and $1.3 million for the three and nine months ended September 30, 2003, respectively.

7.	Loans Payable

As of September 30, 2003, the Company had aggregate borrowings of $49.7 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings are invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

8.	Earnings Per Share

Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Weighted-Average Common Shares Outstanding	21,913	21,626	21,880	21,578
Weighted-Average Share Equivalents Outstanding	788	637	681	716

Weighted-Average Shares and Share Equivalents Outstanding	22,701	22,263	22,561	22,294

Net Income	$20,983	$2,892	$37,843	$22,522

Basic Earnings per Share	$0.96	$0.13	$1.73	$1.04

Diluted Earnings per Share	$0.92	$0.13	$1.68	$1.01

9.	Income Taxes

The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

10.	Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and the Company’s stock purchase plans. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied for the three and nine months ended September 30, 2003 and 2002, respectively:

(In thousands, except per share data)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2003	2002	2003	2002

Net Income As Reported	$20,983	$2,892	$37,843	$22,522
Assumed Stock Compensation Cost	783	609	1,510	1,114

Pro Forma Net Income	$20,200	$2,283	$36,333	$21,408

Basic Earnings Per Share:
As Reported	$0.96	$0.13	$1.73	$1.04

Pro Forma	$0.92	$0.11	$1.66	$0.99

Diluted Earnings Per Share:
As Reported	$0.92	$0.13	$1.68	$1.01

Pro Forma	$0.89	$0.10	$1.61	$0.96

11.	Commitments and Contingencies

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

On July 30, 2003, PIIC requested the court to allow PIIC to file a counterclaim to Firstar’s complaint against PIIC seeking money damages and equitable relief relating to certain residual value insurance policies issued by PIIC to Firstar for policy years 1994, 1995, 1996, 1997 and 1998, as a result of material misrepresentations by Firstar in its applications for residual value insurance coverage. The counterclaim seeks money damages representing the amount of claim payments to date under the policies, less the amount of premium paid by Firstar, and a declaratory judgment that PIIC has no obligation to pay pending or future claims arising under the policies. The Court has not ruled on PIIC’s request to file a counterclaim to Firstar’s complaint.

The Company has not recorded a litigation reserve with respect to the Firstar litigation.

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any other pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

12.	Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three and nine months ended September 30, 2003 and 2002 was ($0.8) million and $3.4 million, respectively and $0.7 million and $4.1 million, respectively. The related tax effect of Reclassification Adjustments for the three and nine months ended September 30, 2003 and 2002 was ($0.2) million and ($0.1) million, respectively and $0.5 million and $1.0 million, respectively.

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

Following is a tabulation of business segment information for the nine and three months ended September 30, 2003 and 2002. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Nine Months Ended,

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

September 30, 2003:
Gross Written Premiums	$512,871	$106,818	$70,926	$—	$690,615

Net Written Premiums	$349,117	$72,628	$24,484	$—	$446,229

Revenue:
Net Earned Premiums	$309,829	$76,477	$26,193	$—	$412,499
Net Investment Income	—	—	—	28,348	28,348
Net Realized Investment Loss	—	—	—	(1,309)	(1,309)
Other Income	—	—	3,361	328	3,689

Total Revenue	309,829	76,477	29,554	27,367	443,227

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	202,357	45,941	14,493	—	262,791
Acquisition Costs and Other Underwriting Expenses	—	—	—	120,120	120,120
Other Operating Expenses	—	—	2,422	3,552	5,974

Total Losses and Expenses	202,357	45,941	16,915	123,672	388,885

Income Before Income Taxes	107,472	30,536	12,639	(96,305)	54,342
Total Income Tax Expense	—	—	—	16,499	16,499

Net Income	$107,472	$30,536	$12,639	$(112,804)	$37,843

Total Assets	$—	$—	$283,507	$1,555,193	$1,838,700

September 30, 2002:
Gross Written Premiums	$360,169	$82,427	$65,125	$—	$507,721

Net Written Premiums	$287,797	$76,625	$31,670	$—	$396,092

Revenue:
Net Earned Premiums	$208,396	$61,157	$26,110	$—	$295,663
Net Investment Income	—	—	—	27,727	27,727
Net Realized Investment Loss	—	—	—	(2,935)	(2,935)
Other Income	—	—	1,294	(859)	435

Total Revenue	208,396	61,157	27,404	23,933	320,890

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	147,723	30,551	13,956	—	192,230
Acquisition Costs and Other Underwriting Expenses	—	—	—	91,221	91,221
Other Operating Expenses	—	—	140	4,430	4,570

Total Losses and Expenses	147,723	30,551	14,096	95,651	288,021

Income Before Income Taxes	60,673	30,606	13,308	(71,718)	32,869
Total Income Tax Expense	—	—	—	10,347	10,347

Net Income	$60,673	$30,606	$13,308	$(82,065)	$22,522

Total Assets	$—	$—	$215,058	$1,081,182	$1,296,240

	Three Months Ended,

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

September 30, 2003:
Gross Written Premiums	$231,169	$35,071	$20,186	$—	$286,426

Net Written Premiums	$164,673	$25,489	$6,215	$—	$196,377

Revenue:
Net Earned Premiums	$110,603	$24,142	$7,943	$—	$142,688
Net Investment Income	—	—	—	9,173	9,173
Net Realized Investment Gain	—	—	—	474	474
Other Income	—	—	1,807	181	1,988

Total Revenue	110,603	24,142	9,750	9,828	154,323

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	61,277	13,948	4,180	—	79,405
Acquisition Costs and Other Underwriting Expenses	—	—	—	41,542	41,542
Other Operating Expenses	—	—	1,364	1,304	2,668

Total Losses and Expenses	61,277	13,948	5,544	42,846	123,615

Income Before Income Taxes	49,326	10,194	4,206	(33,018)	30,708
Total Income Tax Expense	—	—	—	9,725	9,725

Net Income	$49,326	$10,194	$4,206	$(42,743)	$20,983

Total Assets	$—	$—	$283,507	$1,555,193	$1,838,700

September 30, 2002:
Gross Written Premiums	$161,139	$30,103	$19,232	$—	$210,474

Net Written Premiums	$126,595	$28,137	$6,501	$—	$161,233

Revenue:
Net Earned Premiums	$77,051	$21,748	$7,347	$—	$106,146
Net Investment Income	—	—	—	9,497	9,497
Net Realized Investment Gain	—	—	—	199	199
Other Income	—	—	372	47	419

Total Revenue	77,051	21,748	7,719	9,743	116,261

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	66,457	7,398	4,494	—	78,349
Acquisition Costs and Other Underwriting Expenses	—	—	—	32,343	32,343
Other Operating Expenses	—	—	78	1,554	1,632

Total Losses and Expenses	66,457	7,398	4,572	33,897	112,324

Income Before Income Taxes	10,594	14,350	3,147	(24,154)	3,937
Total Income Tax Expense	—	—	—	1,045	1,045

Net Income	$10,594	$14,350	$3,147	$(25,199)	$2,892

Total Assets	$—	$—	$215,058	$1,081,182	$1,296,240

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include, but are not limited to:

•	Industry factors — Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company’s strategy is to focus on underwriting profits, and accordingly the Company’s marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

•	Competition — The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

•	Regulation — The Company’s insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

•	Inflation — Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts is known.

•	Investment Risk — Substantial future increases in interest rates could result in a decline in the market value of the Company’s investment portfolio and resulting losses and/or reduction in shareholders’ equity.

•	Claims development and the process of estimating loss reserves — Estimating the Company’s ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgmental process, inasmuch as the amounts of any ultimate liability of the Company with respect to such claims are based on management’s informed estimates and judgments using data currently available.

•	Catastrophe Exposure — The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events. It is possible that a catastrophic event could adversely impact profitability.

•	Reinsurance — The adequacy of reinsurance coverage which may be obtained by the Company and the ability and willingness of the Company’s reinsurers to pay.

The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Investments

The Company’s investment objective is the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of September 30, 2003, approximately 86.2% and 6.4% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 90.2% and 5.6%, respectively, at December 31, 2002.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

During 2003, the relative percentage investment in tax-exempt fixed maturity securities versus taxable fixed maturity securities increased due to the Company taking advantage of the more favorable after-tax yields. As of September 30, 2003, on a cost basis, investment grade tax-exempt fixed maturity securities represented 36.4% of the total invested assets, compared to 30.3% as December 31, 2002.

Collateralized mortgage and asset backed securities, on a cost basis, amounted to $63.7 million and $357.3 million, respectively, as of September 30, 2003, and $89.2 and $284.1, respectively, as of December 31 2002. The collateralized mortgage and asset backed investments are amortizing securities possessing favorable prepayment and/or extension risk profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds, to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other-than-temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; or changes in laws and/or regulations have impacted an issuer or industry. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million for the three months ended September 30, 2003 and 2002 and $0.9 million and $0 million, respectively, for the nine months ended September 30, 2003 and 2002. The $0.9 million in non-cash realized investment losses resulted from other than temporary declines in the fair value of certain holdings in the Company’s common stock portfolio. The Company primarily attributes these other than temporary declines in fair value to an uncertain economic climate, the overhang of corporate governance issues, high profile bankruptcies and the recent war with Iraq.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (“EITF”). Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.4 million and $0.3 million, respectively, and $2.6 million and $1.5 million, respectively, for the three and nine months ended September 30, 2003 and 2002, respectively. These non-cash realized investment losses were primarily due to investments in collateralized bond obligations as a result of the non investment grade default rates which remain higher than historic averages.

The Company’s fixed maturity portfolio amounted to $1,074.5 million and $854.5 million, as of September 30, 2003 and December 31, 2002, respectively, of which 98.3% of the portfolio is comprised of investment grade securities. Since the fourth quarter of 2001, U.S. investment grade securities have experienced varying price and ratings volatility, having been affected by the uncertain economic climate corporate governance issues, and the subsequent stream of corporate scandals and high profile bankruptcies. While these circumstances have the potential to impact investment grade securities, the high quality of the Company’s overall “AA+” rated fixed maturity portfolio have mitigated potential volatility. The Company had fixed maturity investments with unrealized losses amounting to $12.7 million and $9.2 million as of September 30, 2003 and December 31, 2002, respectively. Of these amounts, interests in securitized assets had unrealized losses amounting to $10.6 million and $7.3 million as of September 30, 2003 and December 31, 2002, respectively, and investments in aircraft collateralized Enhanced Equipment Trust Certificates (EETCs) had unrealized losses amounting to $0.7 and $1.3 million as of September 30, 2003 and December 31, 2002, respectively. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF. With respect to the EETCs, these investments are current on interest and sinking fund payments, and are subjected to a quarterly

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

impairment review which includes performing a liquidation collateral analysis that incorporates various stress scenarios impacting the security’s implied loan-to-value levels.

The following table identifies the period of time securities with an unrealized loss at September 30, 2003 have continuously been in an unrealized loss position. Included in the amounts shown in the table are $8.8 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $17.8 million. No issuer of securities or industry represents more than 4.3% and 10.7%, respectively, of the total estimated fair value, or 19.0% and 37.4%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology such as the financial condition of specific industry sectors and resultant effect on underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Gross Unrealized Losses
	(in millions)

	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments

0 – 3 months	$0.2	$0.4	$0.6	$0.3	$0.9
4 – 6 months	0.6	1.3	1.9	0.1	2.0
7 – 9 months	—	—	—	0.4	0.4
10 – 12 months	—	—	—	—	—
13 – 18 months	—	3.2	3.2	—	3.2
19 – 24 months	1.3	2.6	3.9	—	3.9
> 24 months	—	3.1	3.1	—	3.1

Total Gross
Unrealized Losses	$2.1	$10.6	$12.7	$0.8	$13.5

Estimated fair value of securities with a gross unrealized loss	$70.7	$92.7	$163.4	$16.4	$179.8

The following table presents certain information with respect to individual securities with a significant unrealized loss position as of September 30, 2003.

	Significant Unrealized Losses by Security

	(in millions)
Issuer	Security Type	Carrying Value	Unrealized Loss

Continental Airlines 2000-1-C-2	Fixed Maturity	$2.4	$0.6
Conseco Fin SEC Corp 2000-4 M1	Fixed Maturity – Interest in Securitized Assets	0.5	1.5
Conseco Fin SEC Corp SER 2000-4 M2	Fixed Maturity – Interest in Securitized Assets	0.2	1.0
Greentree Financial Corp. 99-2 B1	Fixed Maturity – Interest in Securitized Assets	0.4	2.6
Nextcard CRCN MNT 2001-1 CLB144A	Fixed Maturity – Interest in Securitized Assets	3.2	1.7
Scotia Pacific Co LLC	Fixed Maturity	1.4	0.7
Waterside Loan TR JR NT CLO 144A	Fixed Maturity – Interest in Securitized Assets	2.2	0.8

		$10.3	$8.9

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

For the nine months ended September 30, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $0.7 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $14.5 million and $3.5 million, respectively. During the three months ended September 30, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.2 million and $0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $13.0 million and $0.1 million, respectively. The decision to sell these securities was based upon management’s assessment of economic conditions.

Results of Operations (Nine Months ended September 30, 2003 vs. September 30, 2002)

     Premiums: Gross written premiums grew $182.9 million (36.0%) to $690.6 million for the nine months ended September 30, 2003 from $507.7 million for the same period of 2002; gross earned premiums grew $165.2 million (41.3%) to $564.9 million for the nine months ended September 30, 2003 from $399.7 million for the same period of 2002; net written premiums increased $50.1 million (12.6%) to $446.2 million for the nine months ended September 30, 2003 from $396.1 million for the same period of 2002; and net earned premiums grew $116.8 million (39.5%) to $412.5 million in 2003 from $295.7 million in 2002.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2003 vs. September 30, 2002 amount to $152.7 million (42.4%), $24.4 million (29.6%) and $5.8 million (8.9%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In-force policy counts have increased 22.6% and 37.6% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts have decreased approximately 1.0% for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations. Firming prices in the property and casualty industry resulting in weighted average rate increases on renewal business approximating 4.9%, 11.8%, and 9.2% for the commercial, specialty and the personal lines segments, respectively.

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2003 vs. September 30, 2002 amount to $61.3 million (21.3%), -$4.0 million (-5.2%) and -$7.2 million (-22.7%) respectively. The differing percentage changes in net written premiums versus gross written premiums for the commercial lines, specialty lines and personal lines segments during the period results from:

•	The Company entering into a Quota Share reinsurance agreement (effective April 1, 2003) covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of the net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers’ expense allowance and the Company’s ceding commission allowance in a

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. During the nine months ended September 30, 2003, the Company ceded $159.0 million of written premium, which included unearned premium reserves of $63.6 million at April 1, 2003.

•	Relatively lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty and from $0.9 million to $1.0 million on its excess liability reinsurance treaty effective January 1, 2003.

     Net Investment Income Net investment income approximated $28.3 million for the nine months ended September 30, 2003 and $27.7 million for the same period of 2002. Total investments grew to $1,161.0 million at September 30, 2003 from $859.6 million at September 30, 2002. The growth in investment income is due to investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio increased to approximately 4.0 years at September 30, 2003, compared to 3.3 years at September 30, 2002 as a result of investing in intermediate to long tax exempt fixed income securities due to perceived value. Additionally, the Company has invested approximately $57.5 million in overall “AAA” rated floating rate and shorter amortizing securities to reduce interest rate risk with the expectation of reinvesting these funds into longer duration investments at higher future fixed income rates. The Company’s tax equivalent book yield on its fixed income holdings was 5.0% at September 30, 2003, compared to 5.7% at September 30, 2002 as a result of investing in the capital market environment which has existed during most of 2002 and 2003 (low U.S. Treasury yields). Net investment income was reduced by $1.3 million due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

     The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 3.27% and 8.01% for the nine months ended September 30, 2003 and 2002, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 3.37% and 7.87% for the same periods, respectively.

     Net Realized Investment Gain (Loss): Net realized investment losses were $1.3 million for the nine months ended September 30, 2003 and $2.9 million for the same period in 2002. The Company realized net investment gains of $1.5 million and $0.7 million from the sale of fixed maturity and equity securities, respectively, for the nine months ended September 30, 2003, and $2.6 million and $0.9 million in non-cash realized investment losses for fixed maturity and common stock investments, respectively, as a result of the Company’s impairment evaluation.

     The Company realized $1.2 million in net investment gains from the sale of fixed maturity securities and $2.6 million in net investment losses from the sale of common stock equity securities for the nine months ended September 30, 2002. Additionally, $1.5 million in non-cash realized losses were recorded for fixed maturity investments as a result of the Company’s impairment evaluation.

     Other Income: Other income approximated $3.7 million for the nine months ended September 30, 2003 and $0.4 million for the same period of 2002. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is restricting new business and not renewing certain policies in designated areas of Florida as a result of its property exposures in these areas and related catastrophe loss considerations.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $70.6 million (36.7%) to $262.8 million for the nine months ended September 30, 2003 from $192.2 million for the same period of 2002 and the loss ratio decreased to 63.7% in 2003 from 65.0% in 2002. This increase in net loss and loss adjustment expenses was due to the 39.5% growth in net earned premiums, the $33.0 million increase in the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 and offset in part by the 2002 and 2003 price increases which have exceeded loss trends (see Premiums).

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Additionally, during the period the Company ceded $40.3 million in net loss and loss adjustment expenses pursuant to the quota share reinsurance agreement (see Premiums) and decreased the gross and net liability for unpaid loss and loss adjustment expenses for accident year 2002, principally in the property line of its commercial package products, by approximately $9.0 million due to better than expected loss experience.

As of September 30, 2003, the Company has estimated a total liability for unpaid loss and loss adjustment expenses for the residual value policies of $51.5 million ($51.3 million net of reinsurance). The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. As part of the Company’s monitoring and evaluation process, a consulting firm was engaged during the second quarter of 2003 to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the result of the indications and subsequent evaluation by the Company and changes in the Company’s assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the oversupply of used cars; and the overall general economic conditions. As of September 30, 2003, approximately 48,000 leases were outstanding under the Company’s residual value policies.

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $28.9 million (31.7%) to $120.1 million for the nine months ended September 30, 2003 from $91.2 million for the same period of 2002. This increase was due primarily to the 39.5% growth in net earned premiums and in part to the Company establishing a $1.4 million allowance for doubtful reinsurance receivables based upon its review of collectibility from its reinsurers. During the period the Company ceded $74.5 million of net earned premium and earned $29.6 million in ceding commission under the quota share reinsurance agreement (see Premiums).

     Other Operating Expenses: Other operating expenses increased $1.4 million to $6.0 million for the nine months ended September 30, 2003 from $4.6 million for the same period of 2002 as the Company continues to control its expenses during this period of premium growth.

     Income Tax Expense: The Company’s effective tax rate for the nine months ended September 30, 2003 and 2002 was 30.4% and 31.5%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to total income before tax.

Results of Operations (Three Months ended September 30, 2003 vs. September 30, 2002)

     Premiums: Gross written premiums grew $75.9 million (36.1%) to $286.4 million for the three months ended September 30, 2003 from $210.5 million for the same period of 2002; gross earned premiums grew $62.4 million (41.8%) to $211.7 million for the three months ended September 30, 2003 from $149.3 million for the same period of 2002; net written premiums increased $35.2 million (21.8%) to $196.4 million for the three months ended September 30, 2003 from $161.2 million for the same period of 2002; and net earned premiums grew $36.6 million (34.5%) to $142.7 million in 2003 from $106.1 million in 2002.

The respective gross written premium increases for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2003 vs. September 30, 2002 amount to $69.9 million (43.5%), $5.0 million (16.5%) and $1.0 million (5.0%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In force policy counts have increased 22.6% and 37.6% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts have decreased approximately 1.0% for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations. Rate increases on renewal business have approximated 3.7%, 7.4%, and 11.7% for the commercial, specialty and the personal lines segments, respectively. As a result of recent increased competition in the Company’s commercial and specialty lines segment price increases have moderated. The Company anticipates this trend of moderating price increases to continue for the foreseeable future.

Additionally, the respective net written premium changes for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2003 vs. September 30, 2002 amount to $38.1 million (30.1%), ($2.6) million (-9.4%) and ($0.3) million (-4.4%) respectively. The differing percentage changes in net written premiums versus gross written premiums during the period results from:

•	The Company entering into a Quota Share reinsurance agreement (effective April 1, 2003) covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0%, adjusted prorata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. During the three months ended September 30, 2003, the Company ceded $55.4 million of written premium.

•	Relatively lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty, and from $0.9 million to $1.0 million on its excess liability reinsurance treaty effective January 1, 2003.

     Net Investment Income Net investment income approximated $9.2 million for the three months ended September 30, 2003 and $9.5 million for the same period of 2002. Total investments grew to $1,161.0 million at September 30, 2003 from $859.6 million at September 30, 2002. The Company’s average duration of its fixed income portfolio approximated 4.0 years at September 30, 2003, compared to 3.3 years at September 30, 2002 as a result of investing in intermediate to long tax exempt fixed income securities due to perceived value. Additionally, the Company has invested approximately $57.5 million in overall “AAA” rated floating rate and shorter amortizing securities to reduce interest rate risk with the expectation of reinvesting these funds into longer duration investments at higher future fixed income rates. The Company’s tax equivalent book yield on its fixed income holdings was 5.0% at September 30, 2003, compared to 5.7% at September 30, 2002 as a result of investing in the capital market environment which has existed during most of 2002 and 2003 (low vs. treasury yields). Net investment income was reduced by $0.8 million due to the interest credit on the Funds Held to Reinsurer Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

The total return, which includes the effect of realized and unrealized gains and losses, of the Company’s fixed income portfolio was 0.58% and 3.72% for the three months ended September 30, 2003 and 2002, respectively, was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 0.18% and 3.79% for the same periods, respectively.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Net Realized Investment Gain (Loss): Net realized investment gains were $0.5 million for the three months ended September 30, 2003 and $0.2 million for the same period in 2002. The Company realized net investment gains of $0.3 million and $0.6 million from the sale of fixed maturity and equity securities, respectively, for the three months ended September 30, 2003, and $0.4 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation.

The Company realized net investment losses of $0.3 million, from the sales of common stock equity securities and $0.8 million in net investment gains from the sales of fixed maturity securities during the three months ended September 30, 2002. Additionally, $0.3 million in non-cash realized investment losses were recorded for fixed maturity investments as a result of the Company’s impairment evaluation during the three months ended September 30, 2002.

     Other Income: Other income approximated $2.0 million for the three months ended September 30, 2003 and $0.4 million for the same period of 2002. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is restricting new business and not renewing certain policies in designated areas of Florida as a result of its property exposures in these areas and related catastrophe loss considerations.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $1.1 million (1.4%) to $79.4 million for the three months ended September 30, 2003 from $78.3 million for the same period of 2002 and the loss ratio decreased to 55.6% in 2003 from 73.8% in 2002. This increase in net loss and loss adjustment expenses was due to the 34.5% growth in net earned premiums, partially offset by 2002 and 2003 price increases which have exceeded loss trends and the Company increasing loss and loss adjustment expenses incurred by $27.0 million ($15.0 million net of reinsurance recoverables) for the three months ended September 30, 2002 as a result of changes in estimates of insured events in prior years. Such adverse loss development was due to losses emerging at a higher rate on automobile leases expiring on residual value policies than had been originally anticipated when the reserves were estimated, primarily as a result of the deterioration in the value of used cars.

Additionally, during the period the Company ceded $21.3 million in net loss and loss adjustment expenses pursuant to the quota share reinsurance agreement (see Premiums).

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $9.2 million (28.5%) to $41.5 million for the three months ended September 30, 2003 from $32.3 million for the same period of 2002. This increase was due primarily to the 34.5% growth in net earned premiums and in part to the Company establishing a $1.4 million allowance for doubtful reinsurance receivables based upon its review of collectibility from its reinsurers.. During the period the company ceded $40.2 million in net earned premiums and earned $16.3 million in ceding commission under the quota share reinsurance agreement (see Premiums).

     Other Operating Expenses: Other operating expenses increased $1.1 million to $2.7 million for the three months ended September 30, 2003 from $1.6 million for the same period of 2002. The increase in other operating expenses was primarily due to the increase in brokering activities resulting in an increase in the amount of broker commissions paid (see “Other Income” above).

     Income Tax Expense: The Company’s effective tax rate for the three months ended September 30, 2003 and 2002 was 31.7% and 26.5%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The lower effective tax rates are principally due to the relative proportion of tax exempt income to total income before tax.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Liquidity and Capital Resources

     For the nine months ended September 30, 2003, the Company’s investments experienced unrealized investment appreciation of $2.1 million, net of the related deferred tax expense of $1.1 million. At September 30, 2003, the Company had total investments with a carrying value of $1,161.0 million, of which 92.6% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of amortizing securities possessing favorable pre-payment and/or extension risk profiles. The remaining 7.4% of the Company’s total investments consisted primarily of publicly traded common stock securities.

     The Company produced net cash from operations of $253.0 million and $163.5 million, respectively, for the nine months ended September 30, 2003 and 2002. Sources of operating funds consist primarily of net premiums collected and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the nine months ended September 30, 2003 was primarily generated from strong premium growth during the current year due to increases in the number of policies written and price increases realized on renewal business. Net loss and loss expense payments were $148.7 million and $115.6 million, respectively, for the nine months ended September 30, 2003 and 2002. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

     Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. At September 30, 2003 the insurance subsidiaries’ borrowing capacity was $73.2 million. The insurance subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $49.7 million at September 30, 2003, bear interest at adjusted LIBOR, mature twelve months from inception and are collateralized by $62.2 million of the Company’s fixed maturity securities. The weighted-average interest rate on borrowings outstanding as of September 30, 2003 was 1.2%.

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

	SEPTEMBER 30, 2003
	EXPECTED MATURITY DATES
	(In thousands, except average interest rate)

	2003	2004	2005	2006	2007	Thereafter	TOTAL	TOTAL FAIR VALUE

FIXED MATURITIES AVAILABLE FOR SALE:
Principal Amount	$12,569	$124,789	$163,038	$102,765	$86,745	$548,556	$1,038,462	$1,071,180
Book Value	$12,625	$126,053	$166,078	$104,145	$87,312	$554,813	$1,051,026	—
Average Interest Rate	5.27%	3.63%	3.85%	3.89%	4.39%	4.41%	4.19%	4.03%
PREFERRED:
Principal Amount	$4,750	$1,500	$1,125	$3,500	—	$75	$10,950	$11,497
Book Value	$4,883	$1,489	$1,166	$3,666	—	$75	$11,279	—
Average Interest Rate	5.91%	6.06%	6.84%	6.33%	—	8.75%	6.18%	6.10%
SHORT-TERM INVESTMENTS:
Principal Amount	$86,239	—	—	—	—	—	$86,239	$86,239
Book Value	$86,250	—	—	—	—	—	$86,250	—
Average Interest Rate	1.33%	—	—	—	—	—	1.33%	1.33%
LOANS PAYABLE:
Principal Amount	$18,726	$31,024	—	—	—	—	$49,750	—
Average Interest Rate	1.23%	1.19%	—	—	—	—	1.20%	—

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

     (b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit No.	Description

10.1*	Quota Share Reinsurance Contract with Swiss Reinsurance America Corporation effective May 15, 2003 covering policies within the Custom Harvest Program
10.2*	Excess of Loss Agreement of Reinsurance No. 9034 with General Reinsurance Corporation effective January 1, 2003
10.3*	Addendum No. 3 to the Casualty Excess of Loss Reinsurance Agreement No. TC988A, B with Swiss Reinsurance American Corporation effective January 1, 2003
10.4*	Property Excess of Loss Agreement of Reinsurance No. TP1600E with Swiss Reinsurance America Corporation effective January 1, 2003
10.5*	Casualty Excess of Loss Reinsurance Contract with American Re-Insurance Company, Converium Reinsurance (North America) Inc., Endurance Specialty Insurance Limited, Liberty Mutual Insurance Company effective January 1, 2003
31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.

b.	The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 2003 but did furnish the following report:

Date of Report	Item Reported

July 15, 2003	Second Quarter Results June 30, 2003 and Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP. Registrant

Date	November 13, 2003	James J. Maguire, Jr.

James J. Maguire, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date	November 13, 2003	Craig P. Keller

Craig P. Keller Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)