Form 10-K
period 2003-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2004-03-12
CIK 909109

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                                       OR

|| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES |X| NO: ||

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 YES |X| NO: ||

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 10, 2004 as reported on the NASDAQ National Market System, was $510,690,534. Shares of Common Stock held by each executive officer and director and by each person who is known by the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2004, Registrant had outstanding 22,033,824 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for Registrant's 2004 Annual Meeting of Shareholders to be held April 29, 2004 are incorporated by reference in Part III.

                                     PART I

Item 1. BUSINESS

GENERAL

      As used in this Annual Report on Form 10-K, (i) "Philadelphia Insurance" refers to Philadelphia Consolidated Holding Corp., (ii) the "Company" refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the "Insurance Subsidiaries" refers to Philadelphia Indemnity Insurance Company ("PIIC"), Philadelphia Insurance Company ("PIC"), Mobile USA Insurance Company ("MUSA") and Liberty American Insurance Company ("LAIC"), collectively; (iv) "MIA" refers to Maguire Insurance Agency, Inc., a captive underwriting manager; (v) "MHIA" refers to Mobile Homeowners Insurance Agencies, Inc., a managing general agency; (vi) "Premium Finance" refers to Liberty American Premium Finance Company; and (vii) "PCHC Investment" refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984 as an insurance holding company. Liberty American Insurance Group, Inc., a Delaware insurance holding company, and its subsidiaries MUSA, LAIC, MHIA and Premium Finance, are sometimes referred to herein collectively as "Liberty".

      During 2003, the Company continued its growth through adherence to its core philosophies of specialization, mixed marketing and profitable underwriting. 2003 gross written premiums increased 36.5% to $906.0 million. Premium growth was primarily attributable to the Company capitalizing on continuing turmoil in the property and casualty market, as well as better "brand" recognition with agents and brokers. The turmoil created a general environment of rate increases and reduced capacity in the marketplace. The Company's GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 91.3%, which was substantially lower than the property and casualty industry as a whole. Total assets increased to $1.9 billion, and shareholders' equity increased to $543.7 million.

INDUSTRY TRENDS

      During the 1990s and into 2000, the insurance industry maintained excess capacity, creating highly competitive market conditions, as evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurer. As a result, the industry suffered from reduced profitability and a contraction of capacity as insurers chose or were forced to exit the marketplace. Subsequently, a tumultus environment has emerged in the property and casualty insurance industry in large part due to: the significant losses caused by the terrorist events of September 11, 2001; continued rating downgrades and insolvencies; and lower interest rates resulting in reduced investment income. These factors have resulted in a general environment of rate increases and conservative risk selection. Industry participants expect a moderation in rate increases for the foreseeable future. Increased reinsurance costs, to some extent, offset the benefits of these trends to the Company and to insurance companies in general.

      During 2003, the Company's rate increases on renewal business approximated 4.3%, 10.2% and 9.4% for the commercial, specialty and personal lines segments, respectively. There can be no assurance, however, that these favorable trends will continue or that these rate increases can be sustained.

BUSINESS OVERVIEW AND STRATEGY

      The Company designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. Insurance products are distributed through a diverse multi-channel delivery system centered around the Company's direct production underwriting organization. A select group of 105 "preferred agents" and a broader network of approximately 8,500 independent agents supplement the production underwriting organization, which consisted of 204 professionals located in 36 regional and field offices across the United States as of December 31, 2003.

      The Company's commercial products include commercial multi-peril package insurance targeting specialized niches, including, among others, non-profit organizations, health and fitness organizations, homeowners' associations, condominium associations, specialty schools and day care facilities; commercial automobile insurance targeting the leasing and rent-a-car industries; property insurance for large commercial accounts such as shopping centers, business parks, hotels and medical facilities; and inland marine products targeting larger risks such as new builders' risk and miscellaneous property floaters.

      The Company also writes select classes of professional liability and directors' and officers' liability products, as well as personal property and casualty products for the manufactured housing and homeowners' markets.

      The Company maintains detailed systems, records and databases that enable the continuous monitoring of its book of business in order to identify and react swiftly to positive or negative developments and trends. The Company is able to track performance, including loss ratios, by segment, product, region, state, producer and policyholder. Detailed profitability reports are produced and reviewed on a routine (primarily monthly) basis as part of the policy of regularly analyzing and reviewing the Company's book of business.

      The Company maintains a local presence to more effectively serve its producer and customer base, operating through 12 regional offices and 24 field offices throughout the country, which report to the regional offices. These offices are staffed with field underwriters, marketers, accounts receivable and, in some cases, claim personnel, who interact closely with home office management in making key decisions. This approach allows the Company to adapt its underwriting and marketing strategies to local conditions and build value-added relationships with its customers and producers.

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

      - Specialty Lines Underwriting Group, which has underwriting responsibility for the professional liability and directors' and officers' liability insurance products; and

      - Personal Lines Underwriting Group, which has underwriting responsibility for personal property and casualty insurance products for the manufactured housing and homeowners' markets, principally in Florida.

      The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the gross written premiums for each of the Company's business segments and the relative percentages that such premiums represented.

                                                                    For the Years Ended December 31,
                                              ------------------------------------------------------------------------------
                                                        2003                      2002                       2001
                                                        ----                      ----                       ----
                                                Dollars     Percentage     Dollars   Percentage       Dollars     Percentage
                                                -------     ----------     -------   ----------       -------     ----------
                                                                          (dollars in thousands)
Commercial Lines..........................    $  662,339       73.1%     $  473,100     71.3%       $  315,948        66.7%
Specialty Lines...........................       154,105       17.0         110,176     16.6            79,317        16.7
Personal Lines............................        89,549        9.9          80,463     12.1            78,300        16.6
                                              ----------      -----      ----------    -----        ----------       -----

Total.....................................    $  905,993      100.0%     $  663,739    100.0%       $  473,565       100.0%
                                              ==========      =====      ==========    =====        ==========       =====

Commercial Lines:

      Commercial Package: The Company has provided commercial multi-peril package policies to targeted niche markets for over 15 years. The primary customers for these policies include:

      -     non-profit and social service organizations;

      -     health and fitness organizations;

      -     homeowners' associations;

      -     condominium associations;

      -     specialty schools;

      -     boat dealerships;

      -     mobile home parks;

      -     day care facilities; and

      -     mental health facilities.

      The package policies provide a combination of comprehensive liability, property and automobile coverage with limits up to $1.0 million for casualty, $50.0 million for property, and umbrella limits on an optional basis up to $10.0 million. The Company believes its ability to provide professional liability and general liability coverages in one policy is advantageous and convenient to producers and policyholders.

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

      -     leasing companies

      -     banks

      -     credit unions

      Specialty Property & Inland Marine: The Company has provided property and inland marine coverage to targeted markets for the past 5 years. The primary customers for these policies include:

      -     shopping centers

      -     business parks

      -     medical facilities

      -     hotels and motels

      -     new construction (inland marine)

Specialty Lines:

      The Company has provided errors and omissions (professional) and directors and officers (D&O) liability to targeted classes of business for approximately 14 years. The professional liability products provide errors and omissions coverage primarily for:

      -     lawyers

      -     accountants

      - miscellaneous (marketing, management, computer, marriage/family counseling) consultants

      -     excess liability

      The directors' and officers' product, with an emphasis on non-profit institutions and private companies, are offered to:

      -     non-profit (501(c)(3) companies)

      -     for-profit public and private companies.

Personal Lines:

      The Company entered the personal lines property and casualty business through the acquisition of Liberty American Insurance Group, Inc. ("Liberty") in 1999. This personal lines platform produces and underwrites specialized manufactured housing and homeowners' property and casualty business principally in Florida, and to a lesser extent, in California, Arizona and Nevada. Liberty also produces and services federal flood insurance under the National Flood Insurance Program for both personal and commercial policyholders.

      Products offered include manufactured housing insurance for senior citizen retirees in "preferred" parks, a program for newly constructed manufactured homes on private property; a preferred homeowners' program that targets newer homes valued between $100,000 and $375,000 in gated retiree communities, and a homeowners' program excluding wind exposure in Florida coastal counties for the in-park manufactured housing business. As a result of Florida's increased seasonal residents during the winter months, approximately 50% of the in-park manufactured housing business is written in the first four calendar months of the year.

Geographic Distribution

      The following table provides the geographic distribution for all reportable business segments of the Company's risks insureds as represented by direct earned premiums for the year ended December 31, 2003. No other state accounted for more than 2% of total direct earned premiums for the year ended December 31, 2003 (dollars in thousands).

                     State                    Direct Earned Premiums     Percent of Total
                     -----                    ----------------------     ----------------
Florida....................................           $154,277                  19.7%
California.................................             89,442                  11.4
New York...................................             58,743                   7.5
Texas......................................             42,508                   5.4
Illinois...................................             34,513                   4.4
Pennsylvania...............................             32,447                   4.1
Massachusetts..............................             32,272                   4.1
New Jersey.................................             31,850                   4.1
Ohio.......................................             29,335                   3.7
Minnesota..................................             16,850                   2.1
Other......................................            262,208                  33.5
                                                      --------                 -----
Total Direct Earned Premiums...............           $784,445                 100.0%
                                                      ========                 =====

See Note 19 to the Company's financial statements included with this Form 10-K for information concerning the revenues, net income and assets of the Company's business segments.

Underwriting and Pricing

      The Company's business segments are organized around its three underwriting divisions: Commercial Lines, Specialty Lines, and Personal Lines. Each underwriting division's responsibilities include: pricing, managing the risk selection process, and monitoring loss ratios by product insured.

      The Company attempts to adhere to conservative underwriting and pricing practices. The Company's underwriting strategy is detailed in a document which is signed by each underwriting professional. Written underwriting guidelines are maintained and updated regularly for all classes of business underwritten and adherence to these underwriting guidelines is maintained through underwriting audits conducted by the Company. Product pricing levels are monitored utilizing a system which measures the aggregate price level of a book of business. This system assists management and underwriters to promptly recognize and respond to price deterioration. When necessary, the Company is willing to re-underwrite, sharply curtail or discontinue a product deemed to present unacceptable risks.

      The Commercial Lines Underwriting Group has underwriting responsibility for the Company's commercial multi-peril package, commercial automobile and large property and inland marine products. The Group currently consists of 58 home office and 59 regional office underwriters which are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines home office underwriting unit is responsible for underwriting, auditing, and servicing renewal business, as well as an authority referral for the regional office underwriters for quoting new business. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance for new business. The commercial lines underwriting group is under the immediate direction of Underwriter Managers who report to the Vice Presidents of Commercial Lines Underwriting. Overall management responsibility of the book of business resides in the home office with the senior underwriting officers. The Company believes that its ability to deliver excellent service and build long lasting relationships is enhanced through its management structure.

      The Specialty Lines Underwriting Group has the underwriting responsibility for the errors and omissions and directors and officers liability products. The Group consists of 20 home office underwriters and underwriter trainees and 27 regional underwriters. These underwriters and underwriter trainees are supported by underwriting assistants and other policy administration personnel. The home office underwriting unit is responsible for underwriting, auditing and servicing renewal business, as well as an authority referral for the regional office underwriters for quoting new business. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance of new business. The Specialty Lines Group is managed by three Assistant Vice Presidents who report directly to the Chief Underwriting Officer.

      The Personal Lines Underwriting Group is located in Pinellas Park, Florida. The underwriting staff consists of 14 professionals who are under the direction of the Personal Lines Underwriting Vice President. Much of the underwriting function is automated through internet accessed rating software. Underwriting guidelines are embedded within this software which prohibit binding of accounts if a risk does not meet the underwriting guidelines. The Company has a proactive exposure distribution management system in place to aid in portfolio optimization. The risk portfolio is managed at a zip code level through the use of in-house software and external modeling tools. The Company inspects all risks on its new preferred homeowners program and manufactured homes on private property.

      The Company uses a combination of Insurance Services Office, Inc. ("ISO") coverage forms and rates and independently filed forms and rates. Coverage forms and rates are independently developed for situations where the line of business is not supported by ISO or where management believes the ISO forms and rates do not adequately address the risk. Departures from ISO forms are also used to differentiate the Company's products from its competitors.

Reinsurance

      The Company has entered into various reinsurance agreements for the purpose of limiting loss exposure. The Company's casualty excess of loss reinsurance agreement provides that the Company bears the first $1.0 million layer of liability on each occurrence. Casualty, fidelity, professional liability and/or fiduciary liability risks in excess of $1.0 million up to $11.0 million are reinsured under a casualty treaty ("Excess Treaty") placed through a reinsurance broker with Converium Reinsurance North America Inc., American Reinsurance Company, Endurance Specialty Insurance LTD, and Liberty Mutual Insurance Company, with a pro rata participation of 35%, 25%, 20% and 20%, respectively. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for each casualty risk in excess of $11.0 million. Effective January 1, 2004 the Company's casualty excess of loss reinsurance agreement provides that the Company bears the first $1.0 million layer of liability on umbrella risks for policies where the Company provides the first $1.0 million primary layer of coverage.

      The Company's property excess of loss reinsurance treaty provides that the Company bears the first $2.0 million of loss on each risk with its reinsurers bearing two layers of loss up to $15.0 million on each risk (General Reinsurance Corporation provides limits of $8.0 million in excess of $2.0 million, and Swiss Reinsurance American Corporation, provides limits of $5.0 million in excess of $10.0 million). The Company also has automatic facultative excess of loss reinsurance with General Reinsurance Corporation for each property loss in excess of $15.0 million up to $50.0 million. To mitigate potential exposures to losses arising from terrorist acts, the Company has purchased per risk reinsurance coverage for terrorism with a $13.0 million aggregate policy limit for 2003. Under this reinsurance coverage the Company bears the first $2.0 million layer of loss on each risk and coverage.

      Effective April 1, 2003, the Company entered into a quota share reinsurance agreement covering substantially all of the Company's lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional ceding commission of 33.0%, adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium due the reinsurers in a Funds Held Payable to Reinsurer account.

      The Company has also purchased property catastrophe reinsurance covering both its commercial and personal lines losses. For catastrophe losses occurring in the State of Florida the Company's reinsurance coverage is approximately $289.0 million in excess of the Company's $4.0 million per occurrence retention. For catastrophe property losses occurring outside the State of Florida the Company's reinsurance coverage is approximately $46.0 million for commercial lines catastrophe losses and $6.0 million for personal lines catastrophe losses in excess of the Company's $4.0 million retention. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss, the Company currently maintains catastrophe reinsurance coverage for the 250 year storm event on its personal lines business in Florida.

      The Company also has an excess casualty reinsurance agreement which provides an additional $5.0 million of coverage for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits.

Additionally, an errors and omissions insurance policy provides an additional $10.0 million of coverage with respect to these exposures.

      The Company seeks to limit the risk of a reinsurer's default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least "A" (Excellent) by A.M. Best. Secondly, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. Finally, the Company typically does not write casualty policies in excess of $11.0 million or property policies in excess of $25.0 million. Although the Company purchases reinsurance to limit its loss exposure by transferring the risk to its reinsurers, reinsurance doesn't relieve the Company of its liability to policyholders.

      The Company regularly assesses its reinsurance needs and seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve increases in retentions, modifications in premium rates, changes in reinsurers and other matters.

Marketing and Distribution

      Proactive risk selection based on sound underwriting criteria and relationship selling in clearly defined target markets continues to be the foundation of the Company's marketing plan. Within this framework, the Company's marketing effort is designed to promote a systematic and disciplined approach to developing business which is anticipated to be profitable.

      The Company distributes its products through its direct production underwriting organization, an extensive network of approximately 8,500 independent brokers' and its "preferred agent" program. The Company's most important distribution channel is its production underwriting organization. Although the Company has always written business directly, the production underwriting organization was established by the Company to stimulate new sales through independent agents. The production underwriting organization is currently comprised of 204 professionals located in 36 offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct prospecting, relationships with approximately 8,500 brokers have been formed, either because the broker has a preexisting relationship with the insured or has sought the Company's expertise in one of its specialty products. This mixed marketing concept provides the Company with the flexibility to respond to changing market conditions and, when appropriate, shift its emphasis to different product lines to take advantage of opportunities as they arise. In addition, the production underwriting organization's ability to gather market intelligence enables the rapid identification of soft markets and redeployment to firmer markets, from a product line or geographic perspective. The Company believes that its mixed marketing platform provides a competitive edge in stable market conditions, the strengths of which are all the more evident during periods of dislocation or consolidation.

      The Company's preferred agent program, in which business relationships are formed with brokers specializing in certain of the Company's business niches, consisted of 105 preferred agents at year-end 2003. Preferred agents are identified by the Company based on productivity and loss experience, and receive additional benefits from the Company in exchange for meeting defined production and profitability criteria.

      The Company supplements its marketing efforts through affinity programs, trade shows, direct mailings and national advertisements placed in trade magazines serving industries in which the Company specializes, as well as links to industry web sites. The Company has also enhanced its marketing with Internet-based initiatives, such as the Personal Lines Division's "Liberty American In Touch(SM)" real-time policy inquiry system, which allows agents to view account data, process non-dollar endorsements, rate, quote and issue a policy over the Internet.

Product Development

      The Company continually evaluates new product opportunities, consistent with its strategic focus on selected market niches. Direct contacts between the Company's field and home office personnel, preferred agent council and its customers have produced a number of new product ideas. All new product ideas are presented to the Product Development Committee for consideration. Such Committee, currently composed of the Company's President and members of senior management, meets regularly to review the feasibility of products from a variety of perspectives, including profitability, underwriting risk, marketing and distribution, reinsurance, long-term viability and consistency with the Company's culture and philosophy. For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel (e.g., a limited number of selected production underwriters), an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products may involve lower retentions than customarily utilized. After a new product is approved for test marketing, the Company monitors its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, the Company either moves to improve results by initiating adjustments or abandons the product.

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

Loss and Loss Adjustment Expenses

      The Company is liable for losses and loss adjustment expenses under its insurance policies and reinsurance treaties. While the Company's professional liability policies are written on claims-made forms, and while claims on its other policies are generally reported promptly after the occurrence of an insured loss, in many cases several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of the loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

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

      As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in societal attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates and judgments; as new data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. The Insurance Subsidiaries' actuary provides the Company's with an annual statement of opinion for its statutory filings with regulators.

      The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated.

                                                                     As of and For the Years Ended December 31,
                                                                     ------------------------------------------
                                                                          2003          2002          2001
                                                                        --------      --------      --------
                                                                               (Dollars in Thousands)
Unpaid loss and loss adjustment expenses at
   beginning of year .............................................      $359,711      $250,134      $195,464
                                                                        --------      --------      --------
Provision for losses and loss adjustment expenses for
   current year claims ...........................................       314,609       239,834       166,220

Increase in estimated ultimate losses and loss adjustment expenses
for prior year claims ............................................        44,568        27,599        13,435
                                                                        --------      --------      --------
Total incurred losses and loss adjustment expenses ...............       359,177       267,433       179,655
                                                                        --------      --------      --------
Loss and loss adjustment expense payments for claims
attributable to:
   Current year ..................................................        69,905        58,530        54,228
   Prior years ...................................................       167,488        99,326        70,757
                                                                        --------      --------      --------
Total payments ...................................................       237,393       157,856       124,985
                                                                        --------      --------      --------
Unpaid loss and loss adjustment expenses at end of year (1).......      $481,495      $359,711      $250,134
                                                                        ========      ========      ========

(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $145,591, $85,837 and $52,599 at December 31, 2003, 2002 and 2001, respectively.

During 2003 the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:

      -- The Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $38.8 million. As of December 31, 2003 the Company's total liability for gross and net unpaid loss and loss adjustment expenses for these policies is estimated to be $30.3 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. The increase in the estimated gross and net loss was a result of:

                  - Adverse trends further deteriorating in both claims frequency and severity for leases expiring in 2003. During the second quarter of 2003, the Company engaged a consulting firm to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the study and subsequent evaluation by the Company the Company changed its assumptions relating to future frequency and severity of losses, and increased the estimate for unpaid loss and loss adjustment expenses by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected, further adding to the over supply of used cars and the overall uncertain economic conditions.

                  - The Company entering into an agreement with U.S. Bank, N.A. d/b/a Firstar Bank ("Firstar") for residual value insurance policies purchased by Firstar. Under the terms of the agreement, the Company paid Firstar $27.5 million in satisfaction of any and all claims made or which could have been made by Firstar under the residual value policies. The Company increased the gross and net reserves for loss and loss adjustment expenses from $21.7 million to $27.5 million pursuant to this agreement.

      -- The Company increased its estimate for unpaid loss and loss adjustment expenses for non residual value policies by $43.5 million ($30.8 million net of reinsurance recoverables) primarily for accident years 1999 to 2001 and decreased its estimate of the unpaid loss and loss adjustment expenses by $30.6 million ($25.0 million net of reinsurance recoverables) for the 2002 accident year. The increase in accident years 1999 to 2001 is principally attributable to:

                  - $19.6 million ($13.7 million net of reinsurance recoverables) of development in claims made professional liability products as a result of case reserves developing greater than anticipated from the year-end 2002 ultimate loss estimate; $18.1 million ($11.1 million net of reinsurance recoverables) of development in the automobile and general liability coverages for commercial package products due to the frequency and severity of the losses developing beyond the underlying pricing assumptions; and $5.8 million ($6.0 million net of reinsurance recoverables) of development in the commercial automobile excess liability insurance and GAP commercial automobile products due to losses developing beyond the underlying pricing assumptions.

      -- The decrease in unpaid loss and loss adjustment expenses in accident year 2002 is principally attributable to:

                  - $4.2 million ($4.7 million net of reinsurance recoverables) and $26.4 million ($20.3 million net of reinsurance recoverables) of favorable development in professional liability products and commercial package products, respectively, due to favorable loss experience as a result of favorable product pricing.

      The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1993 through 2003. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                             (Dollars in Thousands)

                        1993       1994      1995      1996       1997       1998         1999        2000        2001
                        ----       ----      ----      ----       ----       ----         ----        ----        ----
UNPAID LOSS AND LOSS
ADJUSTMENT EXPENSES,
AS STATED              $38,714   $53,595    $68,246   $85,723   $108,928    $136,237    $161,353    $195,464    $250,134

Cumulative Paid as
of:

1  year later           10,792    12,390     15,214    22,292     26,870      43,769      60,922      70,757      99,325
2 years later           19,297    23,139     31,410    38,848     56,488      84,048     109,092     131,649     211,851
3 years later           24,991    33,511     40,637    52,108     80,206     115,900     144,435     213,286
4 years later           28,903    38,461     47,994    63,738     95,047     131,062     201,779
5 years later           30,558    42,366     51,806    69,116     99,755     151,753
6 years later           32,748    43,860     53,198    70,779    106,915
7 years later           32,929    44,243     53,701    73,939
8 years later           33,102    44,627     55,541
9 years later           33,721    45,902
10 years later          33,923

Unpaid Loss and Loss
Adjustment Expenses
re-estimated as of
End of Year:

1 year later            38,603    52,671     67,281    84,007    105,758     135,983     163,896     208,899     277,733
2 years later           38,016    52,062     66,061    81,503    103,513     138,245     177,782     232,582     334,802
3 years later           37,184    51,149     63,872    76,348    104,712     146,679     196,735     274,166
4 years later           36,272    49,805     59,085    73,992    109,061     151,077     228,082
5 years later           35,783    47,366     56,673    75,672    107,796     163,657
6 years later           34,509    45,797     55,861    74,645    110,845
7 years later           33,799    45,245     55,439    75,272
8 years later           33,695    44,878     55,606
9 years later           33,622    45,764
10 years later          33,782

Cumulative Redundancy
(Deficiency)
  Dollars               $4,932    $7,831    $12,640   $10,451    $(1,917)   $(27,420)   $(66,729)   $(78,702)   $(84,668)
  Percentage              12.7%     14.6%      18.5%     12.2%      (1.8)%     (20.1)%     (41.4)%     (40.3)%     (33.8)%


                              2002          2003
                              ----          ----
UNPAID LOSS AND LOSS
ADJUSTMENT EXPENSES,
AS STATED                  $359,711      $481,496

Cumulative Paid as
of:

1  year later               167,489
2 years later
3 years later
4 years later
5 years later
6 years later
7 years later
8 years later
9 years later
10 years later

Unpaid Loss and Loss
Adjustment Expenses
re-estimated as of
End of Year:

1 year later                404,279
2 years later
3 years later
4 years later
5 years later
6 years later
7 years later
8 years later
9 years later
10 years later

Cumulative Redundancy
(Deficiency)
  Dollars                  $(84,668)     $(44,568)
  Percentage                  (33.8)%       (12.4%)



(1) Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $145,591, $85,837, $52,599, $42,030,
      $26,710, $16,120, $13,502, $10,919, $9,440, $5,580, and $5,539 at December
      31, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, and 1993,
      respectively.

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

      The unpaid loss and loss adjustment expense of the Insurance Subsidiaries, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company's financial statements prepared in accordance with generally accepted accounting principles ("GAAP") with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance, whereas under GAAP these amounts are reported without giving effect to reinsurance. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote
(1) on Page 10 for amounts). There is no effect on net income or shareholders' equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

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

                                                                         For the Years Ended December 31,
                                                             ----------------------------------------------------------
                                                              2003         2002         2001         2000         1999
                                                             ------       ------       ------       ------       ------
Loss Ratio ............................................        63.1%        63.5%        60.7%        57.8%        59.7%
Expense Ratio .........................................        27.2%        28.0%        31.2%        31.3%        33.6%
                                                             ------       ------       ------       ------       ------
Combined Ratio ........................................        90.3%        91.5%        91.9%        89.1%        93.3%
                                                             ======       ======       ======       ======       ======
Industry Statutory Combined Ratio, after Policyholders'
  Dividends ...........................................       101.1%       107.4%       115.9%       110.4%       108.1%
                                                             ======       ======       ======       ======       ======
                                                               (1)          (2)          (2)          (2)          (2)

(1)   Source: Best's Special Report "Keeping Pace" February 9, 2004 (Estimated
      2003).

(2)   Source: Best's Special Report "Keeping Pace" February 9, 2004

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

      The following table sets forth, for the periods indicated, net written premiums to surplus as regards policyholders' for the Insurance Subsidiaries (statutory basis):

                                                            As of and For the Years Ended December 31,
                                           ------------------------------------------------------------------------------
                                              2003            2002             2001            2000             1999
                                           -----------    -------------     ------------    ------------     ------------
                                                                      (Dollars in Thousands)
Net Written Premiums..................      $601,253       $523,962          $333,817        $263,637         $195,258
Surplus as regards Policyholders......      $415,900       $312,626          $280,960        $193,292         $179,341
Premium to Surplus Ratio..............    1.5 to 1.0     1.7 to 1.0        1.2 to 1.0      1.4 to 1.0       1.1 to 1.0

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

      At December 31, 2003, the Company had total investments with a carrying value of $1,172.1 million, and 92.3% of the Company's total investments were fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, asset backed securities, mortgage pass-through securities and collateralized mortgage obligations, with a weighted average rating of "AA+". The asset backed, mortgage pass-through and collateralized mortgage obligation securities amortizing securities possessing favorable prepayment risk and/or extension profiles. The remaining 7.7% of the Company's total investments consisted primarily of publicly-traded common stocks.

      The following table sets forth information concerning the composition of the Company's total investments at December 31, 2003:

                                                                        Estimated                          Percent of
                                                                          Market           Carrying         Carrying
                                                    Amortized Cost        Value              Value            Value
                                                    --------------        -----              -----            -----
                                                                          (Dollars in Thousands)
Fixed Maturities:
  Obligations of States and Political
     Subdivisions.............................        $   476,762      $   488,976        $   488,976          41.7%
  U.S. Treasury Securities and
     Obligations of U.S. Government
     Corporations and Agencies................             51,480           51,918             51,918           4.4
  Corporate and Bank Debt Securities..........            142,264          147,054            147,054          12.6
  Asset Backed Securities.....................            183,065          177,675            177,675          15.1
  Mortgage Pass-Through Securities............            159,160          162,529            162,529          13.9
  Collateralized Mortgage Obligations.........             53,792           53,542             53,542           4.6
Equity Securities.............................             79,813           90,358             90,358           7.7
                                                      -----------      -----------        -----------         -----
     Total Investments........................        $ 1,146,336      $ 1,172,052        $ 1,172,052         100.0%
                                                      ===========      ===========        ===========         =====

      At December 31, 2003, approximately 98.7% of the Insurance Subsidiaries' fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated "1" ("highest quality") or "2" ("high quality") by the NAIC.

      The cost and estimated market value of fixed maturity securities at December 31, 2003, by remaining original contractual maturity, is set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

                                                                    Amortized Cost         Estimated Market Value
                                                                    --------------         ----------------------
                                                                              (Dollars in Thousands)
Due in one year or less.......................................       $      53,845              $       54,545
Due after one year through five years.........................             223,676                     229,476
Due after five years through ten years........................             177,412                     182,132
Due after ten years...........................................             215,573                     221,795
Asset Backed, Mortgage Pass-Through and
Collateralized Mortgage Obligation Securities.................             396,017                     393,746
                                                                     -------------              --------------
     Total....................................................       $   1,066,523              $    1,081,694
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

Regulation

      General: The Company is subject to extensive supervision and regulation in the states in which it operates. Such supervision and regulation relate to numerous aspects of the Company's business and financial condition. The primary purpose of the supervision and regulation is the protection of insurance policyholders and not the Company's investors. The extent of regulation varies but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

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

      The regulations or the state insurance departments may affect the cost or demand for the Company's products and may present impediments to obtaining rate increases or taking other actions to increase profitability. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Company does not have the requisite licenses and approvals, or does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend the Company from carrying on some or all of its activities. In light of several recent significant property and casualty insurance company insolvencies, it is possible that assessments paid to state guaranty funds may increase. Because the Insurance Subsidiaries are domiciled in Pennsylvania and Florida, the Pennsylvania Department of Insurance and the Florida Office of Insurance Regulation have primary authority over the Company.

      Regulation of Insurance Holding Companies: Pennsylvania and Florida, like many other states, have laws governing insurance holding companies (such as Philadelphia Insurance). Under these laws, a person generally must obtain the applicable Insurance Department's approval to acquire, directly or indirectly, 5% to 10% or more of the outstanding voting securities of Philadelphia Insurance or the Insurance Subsidiaries. Such Department's determination of whether to approve any such acquisition would be based on a variety of factors, including an evaluation of the acquirer's financial stability, the competence of its management, the effect of rates on coverages provided, if any, and whether competition in Pennsylvania or Florida would be reduced.

      The Pennsylvania and Florida statutes require every Pennsylvania and Florida domiciled insurer which is a member of an insurance holding company system to register with Pennsylvania or Florida, respectively, by filing and keeping current a registration statement on a form prescribed by the NAIC.

      The Pennsylvania statute also specifies that at least one-third of the board of directors, and each committee thereof, of either the domestic insurer or its publicly owned holding company (if any), must be comprised of outsiders (i.e., persons who are neither officers, employees nor controlling shareholders of the insurer or any affiliate). In addition, the domestic insurer or its publicly held holding company must establish one or more committees comprised solely of outside directors, with responsibility for recommending the selection of independent certified public accountants; reviewing the insurer's financial condition, the scope and results of the independent audit and any internal audit; nominating candidates for director; evaluating the performance of principal officers; and recommending to the board the selection and compensation of principal officers.

      Under the Florida statute, a majority of the directors must be citizens of the United States. In addition, no Florida insurer may make any contract whereby any person is granted or is to enjoy in fact the management of the insurer to the substantial exclusion of its board of directors or to have the controlling or preemptive right to produce substantially all insurance business for the insurer, unless the contract is filed with and approved by the Florida Office of Insurance Regulation. An insurer must give the Department written notice of any change of personnel among the directors or principal officers of the insurer within 45 days of such change. The written notice must include all information necessary to allow the Department to determine that the insurer will be in compliance with state statutes.

      Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under Pennsylvania and Florida insurance laws. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $179.2 million at December 31, 2003. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $50.7 million of dividends in 2004 without obtaining prior approval from the Pennsylvania Insurance Department or Florida Office of Insurance Regulation. During 2003 the insurance subsidiaries paid dividends of $4.0 million to Liberty American Insurance Group, Inc., a subsidiary of Philadelphia Insurance.

      The National Association of Insurance Commissioners: In addition to state-imposed insurance laws and regulations, the Insurance Subsidiaries are subject to Statutory Accounting Principles ("SAP") as codified by the NAIC in the "Accounting Practices and Procedures Manual" which was adopted by the Pennsylvania Insurance Department and Florida Office of Insurance Regulation effective January 1, 2001. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These model laws and regulations generally are not directly applicable to an insurance company unless and until they are adopted by applicable state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's state regulatory accreditation program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network, and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC's initiatives have taken on a greater level of practical importance in recent years. The NAIC accredited both Pennsylvania and Florida under the NAIC Financial Regulation Standards.

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

      Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer's domiciliary insurance department, and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders' surplus of each of the Insurance Subsidiaries at December 31, 2003 is in excess of the minimum prescribed risk-based capital requirements.

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

      Shared Markets: As a condition of its license to do business in various states, PIIC, MUSA and LAIC are required to participate in mandatory property-liability shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase coverage voluntarily provided by private insurers. In addition, some states require automobile insurers to participate in reinsurance pools for claims that exceed a certain amount. PIIC's, MUSA's and LAIC's participation in such shared markets or pooling mechanisms is generally in proportion to the amount of their direct writings for the type of coverage written by the specific pooling mechanism in the applicable state.

      Mold Contamination: The property-casualty insurance industry experienced an increase in claim activity in the last few years pertaining to mold contamination. Significant plaintiffs' verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. The insurance industry foresees increased state legislative activity pertaining to mold contamination in 2004. The Company will closely monitor litigation trends in 2004, and continue to review relevant insurance policy exclusion language. There were few insurance laws or regulations enacted in 2003 regarding mold coverages. The regulatory emphasis appears to focus on personal lines rather than commercial lines. The Company has experienced an immaterial impact from mold claims and attaches a mold exclusion to policies where applicable.

      Health Insurance Portability and Accessibility Act: Regulations under the Health Insurance Portability and Accessibility Act of 1996 (HIPAA) were adopted on April 14, 2003 to protect the privacy of individual health information. While property/casualty insurers are not required to comply with the various administrative requirements of the act, the regulations have an impact on obtaining information within the context of claims information. The Company continues to monitor regulatory developments under HIPAA.

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

      These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, recent favorable industry trends that have reduced insurance and reinsurance supply and increased demand could be reversed and may negatively influence the Company's ability to maintain or increase rates. Accordingly, these developments could have an adverse effect on the Company's earnings.

      The federal Terrorism Risk Insurance Act of 2002 (the "Act") established a temporary federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined in the Act. The Terrorism Insurance Program (the "Program") requires all commercial property and casualty insurers licensed in the United States to participate. The Program provides that in the event of a terrorist attack, as defined, resulting in insurance industry losses exceeding $5 million, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses up to $100 billion. Each insurance company is subject to a deductible based upon a percentage of the previous year's direct earned premium, with the percentage increasing each year. The Program requires that insurers notify in-force commercial policyholders by February 24, 2003 that coverage for terrorism acts is provided and the cost for this coverage. It also requires notices to be given at certain specified times to insureds to which policies are issued after the date of the Act's enactment. Policyholders have the option to accept or decline the coverage, or negotiate other terms. Property and casualty insurers, including the Company, are required to offer this coverage at each subsequent renewal even if the policyholder elected to exclude this coverage in the previous policy period. The Program became effective upon enactment and runs through December 31, 2005. With the signing of the Act, all previously approved exclusions for terrorism in any contract for property and casualty insurance in force as of November 26, 2002 are excluded. However, an insurer may reinstate a preexisting provision in a contract for property and casualty insurance that is in force on the date of enactment and that excludes coverage for an act of terrorism only:

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

      Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002, enacted on July 30, 2002, presents a significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies. The act, in part, sets forth requirements for certification by company CEOs and CFOs of certain reports filed with the SEC, disclosures pertaining to the adoption of a code of ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer's financial statements. It also requires stronger guidance for development and evaluation of internal control procedures, as well as provisions pertaining to a company's audit committee of the board of directors. The Company continues its efforts toward compliance with the act, particularly related to
Section 404 dealing with our system of internal controls.

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

      The current business climate remains competitive from a solicitation standpoint. The Company will "walk away", if necessary, from writing business that does not meet established underwriting standards and pricing guidelines. Management believes though that the Company's mixed marketing strategy is a strength in that it provides the flexibility to quickly deploy the marketing efforts of the Company's direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company's production underwriters have established relationships with approximately 8,500 brokers, thus facilitating a regular flow of submissions.

Employees

      As of February 25, 2004, the Company had 876 full-time employees and 30 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company's relations with its employees are generally excellent.

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

Item 2. DESCRIPTION OF PROPERTY

      The Company leases certain office space at One Bala Plaza, Bala Cynwyd, PA which serves as its headquarters location, and also leases 36 offices for its field marketing organization.

Item 3. LEGAL PROCEEDINGS

      The Company is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      (a) The Company's common stock, no par value, trades on The Nasdaq Stock Market under the symbol "PHLY". As of February 24, 2004, there were 482 holders of record and 2,828 beneficial shareholders of the Company's common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

                                           2003                                 2002
                               -----------------------------     -------------------------------
         Quarter                  High             Low               High                Low
         -------               ------------    -------------     -----------        ------------
         First                   38.700            28.571          42.750              35.230
         Second                  41.050            35.550          48.150              39.610
         Third                   46.270            38.000          46.000              29.000
         Fourth                  52.730            45.000          38.100              26.240

      The Company did not declare cash dividends on its common stock in 2003 or 2002, and currently intends to retain its earnings to enhance future growth. Any future payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions and legal and regulatory restrictions.

      As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company's insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Item 7.-Liquidity and Capital Resources and Note 2 to the Consolidated Financial Statements).

      (b) During the three years ended December 31, 2003, the Company did not sell any of its securities which were not registered under the Securities Act of 1933.

      (c) The Company's purchases of its common stock during the fourth quarter of 2003 are shown in the following table:

                                                                                 (c) Total
                                                                                 Number of         (d) Approximate
                                                                                 Shares            Dollar Value of
                                                                                 Purchased as      Shares That May
                                                                                 Part of           Yet Be
                                           (a) Total Number     (b) Average      Publicly          Purchased Under
                                           of Shares            Price Paid per   Announced Plans   the Plans or
         Period                            Purchased            Share            or Programs       Programs
         -----------------------------     ----------------     --------------   ---------------   -----------------
         October 1 - October 31                  1,962 (1)          $28.11             --                   --
                                                                        --                         $24,700,000 (2)
         November 1 - November 30                  197 (1)          $25.35             --                   --
                                                                                                   $24,700,000 (2)
         December 1 - December 31                  500 (1)          $25.35             --                   --
                                                 -----
                                                                                                   $24,700,000 (2)
         Total                                   2,659
                                                 =====

(1) Such shares were issued under the Company's Employee Stock Purchase Plan and were repurchased by the Company upon the Employee's termination.

(2) The Company's total stock purchase authorization which was publicly announced in August 1998, amounts to $55.0 million, of which $30.3 million has been utilized.

      Item 6. SELECTED FINANCIAL DATA

                                                                As of and For the Years Ended December 31,
                                                              (In Thousands, Except Share and Per Share Data)
                                              -------------------------------------------------------------------------------------
                                                 2003               2002               2001              2000              1999
                                              -----------       ------------        -----------       -----------       -----------
Operations and Comprehensive Income
  Statement Data:
Gross Written Premiums .................      $   905,993       $    663,739        $   473,565       $   361,872       $   274,918
Gross Earned Premiums ..................      $   789,498       $    555,485        $   421,063       $   328,350       $   245,978
Net Written Premiums ...................      $   599,361       $    523,171        $   333,817       $   263,429       $   184,071

Net Earned Premiums ....................      $   571,579       $    421,186        $   296,093       $   227,292       $   164,915
Net Investment Income ..................           38,806             37,516             32,426            25,803            20,695
Net Realized Investment Gain (Loss) ....              794             (3,371)             3,357            11,718             5,700
Other Income ...........................            5,519                911                587             8,981             4,722
                                              -----------       ------------        -----------       -----------       -----------
     Total Revenue .....................          616,698            456,242            332,463           273,794           196,032
                                              -----------       ------------        -----------       -----------       -----------
Net Loss and Loss Adjustment
   Expenses ............................          359,177            267,433            179,655           131,304            99,410
Acquisition Costs and Other
   Underwriting Expenses ...............          162,912            129,918             97,020            75,054            53,793
Other Operating Expenses ...............            7,822              6,372              6,841            14,679             8,939
                                              -----------       ------------        -----------       -----------       -----------
     Total Losses and Expenses .........          529,911            403,723            283,516           221,037           162,142
                                              -----------       ------------        -----------       -----------       -----------
Minority Interest: Distributions on
   Company Obligated Mandatorily
   Redeemable Preferred Securities of
   Subsidiary Trust ....................               --                 --              2,749             7,245             7,245
                                              -----------       ------------        -----------       -----------       -----------
Income Before Income Taxes .............           86,787             52,519             46,198            45,512            26,645
Total Income Tax Expense ...............           26,510             16,514             15,639            14,742             7,802
                                              -----------       ------------        -----------       -----------       -----------
     Net Income ........................      $    60,277       $     36,005        $    30,559       $    30,770       $    18,843
                                              -----------       ------------        -----------       -----------       -----------
Weighted-Average Common Shares
   Outstanding .........................       21,908,788         21,611,053         16,528,601        12,177,989        12,501,165
Weighted-Average Share Equivalents
   Outstanding .........................          751,600            682,382            656,075         2,411,552         2,614,399
                                              -----------       ------------        -----------       -----------       -----------
Weighted-Average Shares and Share
   Equivalents Outstanding .............       22,660,388         22,293,435         17,184,676        14,589,541        15,115,564
                                              -----------       ------------        -----------       -----------       -----------

Basic Earnings Per Share ...............      $      2.75       $       1.67        $      1.85       $      2.53       $      1.51
                                              -----------       ------------        -----------       -----------       -----------

Diluted Earnings Per Share .............      $      2.66       $       1.62        $      1.78       $      2.11       $      1.25
                                              -----------       ------------        -----------       -----------       -----------

Year End Financial Position:
   Total Investments and Cash
     and Cash Equivalents ..............      $ 1,245,994       $    950,861        $   723,318       $   487,028       $   420,016
   Total Assets ........................        1,869,031          1,358,334          1,017,722           730,464           599,051
   Unpaid Loss and Loss Adjustment
     Expenses ..........................          627,086            445,548            302,733           237,494           188,063

   Minority Interest in Consolidated
     Subsidiaries ......................               --                 --                 --            98,905            98,905
   Total Shareholders' Equity ..........          543,736            477,823            428,692           182,325           161,440
   Common Shares Outstanding ...........       22,007,552         21,868,877         21,509,723        13,431,408        12,590,908
                                              -----------       ------------        -----------       -----------       -----------
Insurance Operating Ratios
(Statutory Basis):
   Net Loss and Loss Adjustment
     Expenses to Net Earned Premiums ...             63.1%              63.5%              60.7%             57.8%             59.7%
   Underwriting Expenses to Net
     Written Premiums ..................             27.2%              28.0%              31.2%             31.3%             33.6%
                                              -----------       ------------        -----------       -----------       -----------
Combined Ratio .........................             90.3%              91.5%              91.9%             89.1%             93.3%
                                              -----------       ------------        -----------       -----------       -----------
A.M. Best Rating......................             A+                A+                  A+                A+                 A+
                                               (Superior)        (Superior)          (Superior)        (Superior)         (Superior)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

OVERVIEW

The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select target industries or niches. The Company's operations are classified into three reportable business segments which are organized around its three underwriting divisions: The Commercial Lines Underwriting Group which has underwriting responsibility for the Commercial Automobile and Commercial Property and Commercial multi-peril package insurance products; The Specialty Lines Underwriting Group which has underwriting responsibility for the professional liability insurance products; and The Personal Lines Group has responsibility for personal property and casualty insurance products for the Manufactured Housing and Homeowners markets. The company operates solely within the United States through its 12 regional and 24 field offices.

The Company generates its revenues through the sale of commercial property and casualty insurance policies. The insurance policies are sold through the Company's five distribution channels which include direct sales, retail insurance agents/open brokerage, wholesalers, preferred agents and the internet. The Company believes that consistency in its field office representation has created excellent relationships with local insurance agencies across the country.

The Company also generates revenue from its investment portfolio, which approximated $1.2 billion at December 31, 2003 and generated $43.4 million in gross pretax investment income during 2003. The Company utilizes external independent professional investment managers with the objective of realizing relatively high levels of investment income while generating competitive after tax total rates of return within duration and credit quality targets.

Management measures the results of operations through monitoring certain measures of growth and profitability, including, but not limited to: number of policies written, pricing, risk selection, loss ratio (sum of net loss and loss adjustment expenses divided by net earned premiums) and expense levels.

During 2003, the prior year market trends of premium rate increases and turmoil in the property and casualty insurance market continued. Although further premium rate increases were realized during 2003, the increases moderated from those realized in 2002. The increases have primarily arisen due to the significant property and casualty industry losses as a result of the tragic terrorist attacks of September 11, 2001, lower interest rates, and diminished risk capacity. Rating agency downgrades, insolvencies and consolidations in the industry also continued to be market factors during 2003.

In this environment, the Company continued its strong growth, with gross written premiums increasing 36.5% to $906.0 million. Gross written premium growth was strong across all the Company's business segments with in-force policy counts increasing 22.8% and 39.7% for the commercial and specialty lines segments, respectively, remaining flat for the personal lines segment, and weighted average premium rate increases on renewal business approximating 4.3%, 10.2% and 9.4% for the commercial, specialty and personal lines segments, respectively.

($'s in millions)                                            Commercial       Specialty       Personal
                                                                Lines           Lines           Lines            Total
                                                                -----           -----           -----            -----
2003 Gross Written Premium                                     $662.4           $154.1          $89.5           $906.0
2002 Gross Written Premium                                     $473.1           $110.2          $80.5           $663.8
Percentage Increase                                              40.0%            39.9%          11.3%            36.5%

2003 Weighted Average Premium Rate Increase on
  Renewal Business                                                4.3%            10.2%           9.4%
2002 Weighted Average Premium Rate Increase on
  Renewal Business                                               10.0%            26.0%           8.0%

The Company also believes its core strategy of adhering to an underwriting philosophy of sound risk selection and pricing discipline, the mixed marketing platform for its product distribution and the creation of value added features not typically found in property and casualty products have also contributed to generating premium growth above industry averages, as well as enabling the Company to produce combined ratios (the sum of net loss and loss adjustment expenses and acquisition costs and other underwriting expenses, divided by net earned premiums) well below industry averages.

The GAAP combined ratio for the year ended December 31, 2003 was 91.3%, which, once again, was substantially lower than the property and casualty industry as a whole. Included in the 2003 calendar year net loss and loss adjustment expenses was $44.6 million of prior accident year development, of which, $38.8 million was attributable to the Company's run-off residual value line of business. The following table illustrates the 2003 calendar year and accident year loss ratios by segment.

                                                                 Commercial      Specialty      Personal
                                                                    Lines          Lines          Lines          Total
                                                                    -----          -----          -----          -----
2003 calendar year loss and loss adjustment expense ratio           63.9%          59.6%          60.1%          62.8%
2003 accident year loss and loss adjustment expense ratio           55.4%          53.2%          57.0%          55.0%

INVESTMENTS

The Company's investment objective is the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company's A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of December 31, 2003, approximately 87.8% and 6.6% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 90.2% and 5.6%, respectively, at December 31, 2002.

During 2003 the relative percentage investment in tax-exempt fixed maturity securities versus taxable fixed maturity securities increased, due to the Company taking advantage of the more favorable after-tax yields. At the end of 2003, on a cost basis, investment grade tax-exempt fixed maturity securities represented 39.2% of the total invested assets, compared to 30.3% as of the end of 2002.

Asset backed, mortgage pass through, and collateralized mortgage obligation securities, on a cost basis, amounted to $183.0 million, $159.2 million and $53.8 million, respectively, as of December 31, 2003 and $202.8 million, $81.3 million and $89.2 million, respectively, as of December 31, 2002. The asset backed, mortgage pass through, and collateralized mortgage obligation investments are amortizing securities possessing favorable prepayment risk and/or extension profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; or changes in laws and/or regulations have impacted an issuer or industry. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.0 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively. Such non-cash realized investment losses resulted from other than temporary declines in the fair value of certain holdings in the Company's common stock portfolio occurring primarily in the fourth quarter of 2002 and the first quarter of 2003. The Company primarily attributes these other than temporary declines in fair value to the uncertain economic climate, the overhang of corporate governance issues, and the high profile bankruptcies occurring during 2002 into early 2003.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") in EITF 99-20. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $9.3 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively. These non-cash realized investment losses were primarily due to investments in collateralized bond obligations as a result of the non investment grade default rates which remain higher than historic averages.

The Company's fixed maturity portfolio amounted to $1,081.7 million and $854.5 million, as of December 31, 2003 and December 31, 2002, respectively, of which 98.6% of the portfolio for both years was comprised of investment grade securities. From the fourth quarter of 2001 into early 2003 following the war in Iraq, U.S. investment grade securities experienced varying price and ratings volatility, having been affected by the uncertain economic climate, corporate governance issues, and the subsequent stream of corporate scandals and high profile bankruptcies. More recently certain sectors of the investment grade security market have continued to lag despite a return to a more favorable economic climate. However, the high quality of the Company's overall "AA+" rated fixed maturity portfolio, has mitigated potential volatility. The Company had fixed maturity investments with unrealized losses amounting to $10.6 million and $9.2 million as of December 31, 2003 and December 31, 2002, respectively. Of these amounts, interests in securitized assets had unrealized losses amounting to $9.2 million and $7.3 million as of December 31, 2003 and December 31, 2002, respectively. As discussed above, the Company's impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF. Investments in aircraft collateralized Enhanced Equipment Trust Certificates (EETCs) had unrealized losses amounting to $0 and $1.3 million as of December 31, 2003 and December 31, 2002, respectively.

The following table identifies the period of time securities with an unrealized loss at December 31, 2003 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $6.5 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $15.6 million. No issuer of securities or industry represents more than 4.4% and 15.5%, respectively, of the total estimated fair value, or 18.1% and 39.7%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company's impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

                                                                          Gross Unrealized Losses
                                                                               (in millions)
                                ----------------------------------------------------------------------------------------------------
                                Fixed Maturities
Continuous                      Available for Sale                          Total
time in unrealized loss         Excluding Interests     Interests in        Fixed Maturities
position                        in Securitized Assets   Securitized Assets  Available for Sale  Equity Securities  Total Investments
--------                        ---------------------   ------------------  ------------------  -----------------  -----------------
0 - 3 months                          $  0.2                 $ 0.3               $  0.5                $1.5              $  2.0
(Greater Than) 3 - 6 months              0.3                   0.5                  0.8                 0.1                 0.9
(Greater Than) 6 - 9 months              0.5                   0.6                  1.1                  --                 1.1
(Greater Than) 9 - 12 months              --                    --                   --                  --                  --
(Greater Than) 12 - 18 months             --                   1.9                  1.9                  --                 1.9
(Greater Than) 18 - 24 months             --                   3.4                  3.4                  --                 3.4
(Greater Than) 24 months                 0.4                   2.5                  2.9                  --                 2.9
                                      ------                 -----               ------                ----              ------
Total Gross Unrealized
Losses                                $  1.4                 $ 9.2               $ 10.6                $1.6              $ 12.2
                                      ======                 =====               ======                ====              ======

Estimated fair value of
securities with a gross
unrealized loss                       $101.9                 $96.9               $198.8                $6.8              $205.6
                                      ======                 =====               ======                ====              ======

The following table presents certain information with respect to individual securities with a significant unrealized loss position as of December 31, 2003.

                                           Significant Unrealized Losses by Security
                                           -----------------------------------------
                                                         (in millions)
Issuer                                     Security Type                                         Carrying Value  Unrealized Loss
------                                     -------------                                         --------------  ---------------
Batterson Park CBO I CLC 144A              Equity Security-Equity Tranche of Securitized Asset       $ 0.0          $  1.2
Conseco Fin SEC Corp 2000-4 M1             Fixed Maturity - Interest in Securitized Assets             0.5             1.6
Conseco Fin SEC Corp SER 2000-4 M2         Fixed Maturity - Interest in Securitized Assets             0.1             1.0
Greentree Financial Corp. 99-2 B1          Fixed Maturity - Interest in Securitized Assets             0.3             2.2
Nextcard CRCN MNT 2001-1 CLB144A           Fixed Maturity - Interest in Securitized Assets             3.7             1.3
                                                                                                     -----          ------
                                                                                                     $ 4.6          $  7.3
                                                                                                     =====          ======

During 2003 the Company recorded impairment losses of $1.1 million, $0.1 million, $0.5 million for the Batterson Park CBO I CLC 144A, Conseco Fin SEC Corp SER 2000-4M2, and Greentree Financial Corp 99-2-B1 securities, respectively. Based upon the Company's impairment evaluation as of December 31, 2003 utilizing cash flow assumptions of the supporting collateral, estimated default and recovery rates it was concluded that the remaining unrealized losses in the significant unrealized losses by security table are not other than temporary.

During 2003 the Company's gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $0.8 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.1 million and $4.4 million, respectively. During 2002 the Company's gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $3.2 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $31.6 million and $14.1 million, respectively. The decision to sell these securities was based upon management's assessment of economic conditions.

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

                                                                DECEMBER 31, 2003
                                                             EXPECTED MATURITY DATES                                       TOTAL
                                                   (In thousands, except average interest rate)                             FAIR
                                2004         2005         2006        2007        2008      Thereafter      TOTAL          VALUE
                              --------     --------     --------    --------    --------    ----------    ----------    -----------
FIXED MATURITIES AVAILABLE
FOR SALE:

Principal Amount              $119,372     $150,850     $128,609    $106,668    $127,667     $412,502     $1,045,668    $ 1,078,394

Book Value                    $120,047     $153,444     $130,874    $107,360    $129,818     $421,813     $1,063,356

Average Interest Rate             4.03%        3.80%        3.59%       4.78%       4.27%        4.11%          4.08%          4.29%

PREFERRED:

Principal Amount              $  1,500     $  1,000     $  3,625          --          --           --     $    6,125    $     6,572

Book Value                    $  1,489     $  1,040     $  3,792          --          --           --     $    6,321

Average Interest Rate             6.06%        6.84%        6.46%         --          --           --           6.43%          6.18%

SHORT-TERM INVESTMENTS:

Principal Amount              $ 68,469           --           --          --          --           --     $   68,469    $    68,469

Book Value                    $ 68,469           --           --          --          --           --     $   68,469             --

Average Interest Rate             1.24%          --           --          --          --           --           1.24%          1.24%

LOANS PAYABLE:

Principal Amount              $ 48,482           --           --          --          --           --     $   48,482             --

Average Interest Rate             1.23%          --           --          --          --           --           1.23%            --

Certain Critical Accounting Estimates and Judgments

-     Investments

      --    Fair values

            The carrying amount for the Company's investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. The Company's total investments include $13.7 million in securities for which there is no readily available independent market price.

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

-     Liability for Unpaid Loss and Loss Adjustment Expenses:

      The liability for unpaid loss and loss adjustment expenses ($627.1 million and $445.6 million as of December 31, 2003 and 2002, respectively) reflects the Company's best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Based upon past experience this estimate has been redundant by as much as 18.5% and deficient by as much as 41.4%. The process of establishing the liability for property and casualty unpaid loss and loss adjustment expenses is a complex and imprecise process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters' evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company's liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. The methods of making such estimates and establishing the resulting liabilities are regularly reviewed and updated, and any adjustments resulting therefrom are made in the accounting period in which the adjustment arose.

      During 2003 the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:

      -- The Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $38.8 million. As of December 31, 2003 the Company's total liability for gross and net unpaid loss and loss adjustment expenses for these policies is estimated to be $30.3 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination which can be up to five years from lease inception. The increase in the estimated gross and net loss was a result of:

                  - Further deterioration in both claims frequency and severity for leases expiring in 2003. During the second quarter of 2003, the Company engaged a consulting firm to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the study and the subsequent evaluation by the Company, the Company changed its assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected, further adding to the over supply of used cars, and the overall uncertain economic conditions.

                  - The Company entering into an agreement with U.S. Bank, N.A. d/b/a Firstar Bank ("Firstar") for residual value insurance policies purchased by Firstar. Under the terms of the agreement, the Company paid Firstar $27.5 million in satisfaction of any and all claims made or which could have been made by Firstar under the residual value policies. The Company increased the gross and net reserves for loss and loss adjustment expenses from $21.7 million to $27.5 million.

      -- The Company increased its estimate for unpaid loss and loss adjustment expenses for non residual value policies by $43.5 million ($30.8 million net of reinsurance recoverables) primarily for accident years 1999 to 2001 and decreased its estimate of the unpaid loss and loss adjustment expenses by $30.6 million ($25.0 million net of reinsurance recoverables) for the 2002 accident year. The increase in accident years 1999 to 2001 is principally attributable to:

                  - $19.6 million ($13.7 million net of reinsurance recoverables) of development in professional liability products as a result of case reserves developing greater than anticipated from the year-end 2002 ultimate loss estimate; $18.1 million ($11.1 million net of reinsurance recoverables) of development in the automobile and general liability coverages for commercial package products due to losses developing beyond the underlying pricing assumptions; and $5.8 million ($6.0 million net of reinsurance recoverables) of development in the commercial automobile excess liability insurance and GAP commercial automobile products due to losses developing beyond the underlying pricing assumptions.

      -- The decrease in unpaid loss and loss adjustment expenses in accident year 2002 is principally attributable to:

                  - $4.2 million ($4.7 million net of reinsurance recoverables) and $26.4 million ($20.3 million net of reinsurance recoverables) of favorable development in professional liability products and commercial package products, respectively, due to conservative initial loss estimates combined with favorable product pricing.

      The method for determining reinsurance recoverables and estimated recoverability are regularly reviewed and adjustments resulting from this review are included in earnings in the period the adjustment arose.

-     Deferred Acquisition Costs:

      Policy acquisition costs ($56.3 million and $61.3 million as of December 31, 2003 and 2002, respectively) which include commissions (net of ceding commissions), premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments therefrom are made in the accounting period in which the adjustment arose.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements (as that term is defined in Item 303(a) (4) of Regulation S-K) that have or are reasonably likely to have a current or as of December 31, 2003, future effect on it financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors as of December 31, 2003.

RESULTS OF OPERATIONS
(2003 versus 2002)

Premiums: Premium information relating to the Company's business segments is as follows (in millions):

                                     Commercial Lines    Specialty Lines    Personal Lines        Total
                                     ----------------    ---------------    --------------        -----
2003 Gross Written Premiums                $662.4             $154.1             $89.5            $906.0
2002 Gross Written Premiums                $473.1             $110.2             $80.4            $663.7
Percentage Increase (Decrease)               40.0%              39.9%             11.3%             36.5%

2003 Gross Earned Premiums                 $566.1             $138.3             $85.1            $789.5
2002 Gross Earned Premiums                 $384.4              $93.9             $77.2            $555.5
Percentage Increase (Decrease)               47.3%              47.2%             10.2%             42.1%

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

- The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company's commercial and specialty lines segments.

- Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company's field organization and preferred agents.

- In-force policy counts have increased 22.8% and 39.7% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts were approximately the same for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations. Firming prices in the property and casualty industry resulted in weighted average rate increases on renewal business approximating 4.3%, 10.2%, and 9.4% for the commercial, specialty and personal lines segments, respectively.

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the year ended December 31, 2003 vs. December 31, 2002 were (in millions):

                                     Commercial Lines    Specialty Lines    Personal Lines        Total
                                     ----------------    ---------------    --------------        -----
2003 Net Written Premiums                  $460.4             $108.3             $30.7            $599.4
2002 Net Written Premiums                  $383.3             $102.4             $37.5            $523.2
Percentage Increase (Decrease)               20.1%               5.8%            (18.1%)            14.6%

2003 Net Earned Premiums                   $428.1             $109.2             $34.3            $571.6
2002 Net Earned Premiums                   $300.1             $ 85.7             $35.5            $421.3
Percentage Increase (Decrease)               42.7%              27.4%             (3.4%)            35.7%

The differing percentage changes in net written premiums versus gross written premiums for the commercial lines, specialty lines and personal lines segments during the year results from:

- The Company entering into a Quota Share reinsurance agreement (effective April 1, 2003) covering all of the Company's lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of the net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers' expense allowance and the Company's ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. During the year ended December 31, 2003, the Company ceded $191.8 million of written premium, which included unearned premium reserves of $63.6 million at April 1, 2003.

- Relatively lower reinsurance costs (ceded premiums) as a result of increasing the Company's loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty and from $0.9 million to $1.0 million on its excess liability reinsurance treaty, effective January 1, 2003.

      Net Investment Income Net investment income approximated $38.8 in 2003 and $37.5 million in 2002. Total investments grew to $1,172.1 million at December 31, 2003 from $908.9 million at December 31, 2002. The growth in investment income is due to investing net cash flows provided from operating activities. The Company's average duration of its fixed income portfolio increased to approximately 4.0 years at December 31, 2003, compared to 3.2 years at December 31, 2002 as a result of investing in overall "AAA" rated intermediate to longer tax exempt fixed income securities due to their perceived relative value to taxable alternatives. The Company's taxable equivalent book yield on its fixed income holdings declined to 4.9% at December 31, 2003, from 5.2% at December 31, 2002, as a result of investing strong cash inflows due to premium increases at relatively low interest rates during the Federal Reserve's latest easing cycle. Net investment income was reduced by $2.3 million due to the interest credit on the Funds Held Account balance pursuant to the Company's quota share reinsurance agreement (see Premiums).

      The total return, which includes the effects of both income and price returns on securities, of the Company's fixed income portfolio was 4.36% and 9.09% for the years ended December 31, 2003 and 2002, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index ("the Index") total return of 3.81% and 9.51% for the same periods, respectively. The Company expects some variation in its portfolio's total return compared to the index because of the differing sector, security and duration composition of its portfolio compared to the index.

      Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $0.8 million for the year ended December 31, 2003 and ($3.4) million for the same period in 2002. The Company realized net investment gains of $7.1 million and $4.0 million from the sale of fixed maturity and equity securities, respectively, for the year ended December 31, 2003, and $4.0 million and $6.3 million in non-cash realized investment losses for fixed maturity and common stock investments, respectively, as a result of the Company's impairment evaluations.

      The Company realized $3.4 million in net investment gains from the sale of fixed maturity securities and $3.1 million in net investment losses from the sale of common stock equity securities for the year ended December 31, 2002. Additionally, $2.1 million and $1.6 million in non-cash realized investment losses were recorded for common stock and fixed maturity investments, respectively as a result of the Company's impairment evaluations.

      Other Income: Other income approximated $5.5 million for the year ended December 31, 2003 and $0.9 million for the same period of 2002. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is restricting new business and not renewing certain policies in designated areas of Florida as a result of its property exposures in these areas and related catastrophe loss considerations.

      Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $91.8 million (34.3%) to $359.2 million for the year ended December 31, 2003 from $267.4 million for the same period of 2002 and the loss ratio decreased to 62.8% in 2003 from 63.3% in 2002. This increase in net loss and loss adjustment expenses was due to the 35.7% growth in net earned premiums, a $38.8 million increase in the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002, and a $5.8 million net increase in the estimated gross and net loss reserves for loss and loss adjustment expenses primarily for claims made professional liability and commercial automobile lines of business in prior accident years. Additionally, during the year the Company ceded $109.3 million of net earned premium and $62.7 million in net loss and loss adjustment expenses pursuant to the quota share reinsurance agreement (see Premiums).

      As of December 31, 2003, the Company has estimated a total liability for gross and net unpaid loss and loss adjustment expenses for the residual value policies of $30.3 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. As part of the Company's monitoring and evaluation process, a consulting firm was engaged during the second quarter of 2003 to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the result of the indications and subsequent evaluation by the Company and changes in the Company's assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the oversupply of used cars; and the overall general economic conditions. As of December 31, 2003, approximately 22,000 leases were outstanding under the Company's residual value policies.

      Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $33.0 million (25.4%) to $162.9 million for the year ended December 31, 2003 from $129.9 million for the same period of 2002. This increase was due primarily to the 35.7% growth in net earned premiums and in part to the Company establishing a $1.4 million allowance for doubtful reinsurance receivables based upon its review of collectibility from its reinsurers. During the year the Company ceded $109.3 million of net earned premium and earned $46.7 million in ceding commission under the quota share reinsurance agreement (see Premiums).

      Other Operating Expenses: Other operating expenses increased $1.4 million to $7.8 million for the year ended December 31, 2003 from $6.4 million for the same period of 2002 as the Company continues to control its expenses during this period of premium growth.

      Income Tax Expense: The Company's effective tax rate for the years ended December 31, 2003 and 2002 was 30.5% and 31.4%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to total income before tax.

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

LIQUIDITY AND CAPITAL RESOURCES

Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of its subsidiaries. PCHC's primary sources of funds are dividends from its subsidiaries and payments received pursuant to tax allocation agreements with the insurance subsidiaries. For the year ended December 31, 2003, payments to PCHC pursuant to such tax allocation agreements totaled $36.3 million. The payment of dividends to PCHC from the insurance subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits or policyholders' surplus of the insurance subsidiaries from which dividends may be paid totaled $179.2 million at December 31, 2003. Of this amount, the insurance subsidiaries are entitled to pay a total of approximately $50.7 million of dividends in 2004 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida. During 2003 the insurance subsidiaries paid dividends of $4.0 million to Liberty American Insurance Group, Inc., a subsidiary of PCHC.

During 2003 PCHC repurchased 10,000 shares of its common stock for approximately $0.3 million under the stock repurchase authorization. At December 31, 2003 the remaining stock repurchase authorization is $24.7 million.

The Company produced net cash from operations of $298.5 million in 2003, $205.0 million in 2002 and $115.1 million in 2001. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. Cash from operations in 2003 was primarily generated from strong premium growth during such year due to increases in the number of policies written and price increases realized on renewal business. Net loss and loss expense payments were $237.4 million in 2003, $157.9 million in 2002, and $125.0 million in 2001. Net cash from operations also included cash provided from tax savings as a result of the exercise of employee stock options amounting to $0.9 million, $1.3 million and $25.8 million for 2003, 2002 and 2001, respectively. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

Two of the Company's Insurance Subsidiaries are members of the Federal Home Loan Bank of Pittsburgh ("FHLB"). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member's access to credit is based upon its FHLB eligible collateral. At December 31, 2003, the Insurance Subsidiaries' borrowing capacity with FHLB was $124.8 million. The Insurance Subsidiaries have utilized a portion of its borrowing capacity to purchase a diversified portfolio of investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and FHLB borrowing rates. The remaining unused borrowing capacity provides an immediately available line of credit. Borrowings aggregated $48.5 million at December 31, 2003, bear interest at adjusted LIBOR and mature twelve months from inception. The weighted-average interest rate on borrowings outstanding as of December 31, 2003 was 1.23% per annum. These borrowings are collateralized by investment securities, principally asset backed securities, with a carrying value of $59.1 million.

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. To reduce the potential for a write-off of amounts due from reinsurers, the Company: evaluates the financial condition of its reinsurers, principally contracts with large reinsurers that are rated at least "A" (Excellent) by A.M. Best Company, regularly monitors its reinsurance receivables and attempts to collect the obligations of its reinsurers on a timely basis.

Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 2003, the investment and cash balances in such trust accounts totaled approximately $1.7 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2003, the balance on deposit for the benefit of such policyholders totaled approximately $15.5 million.

The Insurance Subsidiaries, which operate under an intercompany reinsurance pooling agreement, must have certain levels of surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the "NAIC") suggest that a property and casualty insurer's ratio of annual statutory net premium written to policyholders' surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders' surplus was 1.5-to-1.0 and 1.7-to-1.0 for 2003 and 2002, respectively.

The NAIC's risk-based capital method is designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company's actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2003, PIIC, PIC, MUSA and LAIC exceeded their minimum risk-based capital requirements of $107.6 million, $13.1 million, $15.3 million and $14.9 million, respectively, by 218%, 134%, 40% and 48%, respectively.

CONTRACTUAL OBLIGATIONS

The Company has certain contractual obligations and commitments as of December 31, 2003 which are summarized below:

                                                                      Payments Due by Period
                                                                      ----------------------
                                                                          (in thousands)
                                                  ------------------------------------------------------------------
Certain Contractual Obligations (1)                          Less than 1                                 More Than 5
                                                   Total         year        1-3 years     4-5 years        years
                                                  -------    -----------     --------      ---------     -----------
Long-Term Debt Obligations (2)                    $48,482      $48,482        $    --        $   --        $    --

Operating Leases                                   17,602        4,611         11,753         1,238             --

Other Long-Term Commercial Commitments (3)
                                                    2,252        2,252             --            --             --
                                                  -------      -------        -------        ------        -------
Total                                             $68,336      $55,345        $11,753        $1,238        $    --
                                                  =======      =======        =======        ======        =======

(1) Unpaid loss and loss adjustment expenses are not included in the above table as there is no related contractual maturity for such obligations.

(2) Represents 12 month collateralized borrowings from the Federal Home Loan Bank of Pittsburgh.

(3) Represents open commitments under certain limited partnership and information technology development agreements.

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

In May 2003, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures financial instruments characteristics of both liabilities and equity. With the exception of certain financial measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was adopted in fiscal 2003. The implementation of SFAS No. 150 had no impact on the Company's financial condition or results of operations.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The Company does not have any derivative financial instruments. For debt obligations, the table presents principal amounts due and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

                                                                DECEMBER 31, 2003
                                                             EXPECTED MATURITY DATES                                       TOTAL
                                                   (In thousands, except average interest rate)                            FAIR
                                2004         2005         2006         2007        2008     Thereafter      TOTAL          VALUE
                              --------     --------     --------     --------    --------   ----------    ----------    ----------
FIXED MATURITIES AVAILABLE
FOR SALE:

Principal Amount              $119,372     $150,850     $128,609     $106,668    $127,667    $412,502     $1,045,668    $1,078,394

Book Value                    $120,047     $153,444     $130,874     $107,360    $129,818    $421,813     $1,063,356

Average Interest Rate             4.03%        3.80%        3.59%        4.78%       4.27%       4.11%          4.08%         4.29%

PREFERRED:

Principal Amount              $  1,500     $  1,000     $  3,625           --          --          --     $    6,125    $    6,572

Book Value                    $  1,489     $  1,040     $  3,792           --          --          --     $    6,321

Average Interest Rate             6.06%        6.84%        6.46%          --          --          --           6.43%         6.18%

SHORT-TERM INVESTMENTS:

Principal Amount              $ 68,469           --           --           --          --          --     $   68,469    $   68,469

Book Value                    $ 68,469           --           --           --          --          --     $   68,469            --

Average Interest Rate             1.24%          --           --           --          --          --           1.24%         1.24%

LOANS PAYABLE:

Principal Amount              $ 48,482           --           --           --          --          --     $   48,482            --

Average Interest Rate             1.23%          --           --           --          --          --           1.23%           --

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                   Index to Financial Statements and Schedules

   Financial Statements                                                                      Page
   --------------------                                                                      ----
   Report of Independent Auditors                                                             39
   Consolidated Balance Sheets - As of December 31, 2003 and 2002                             40
   Consolidated Statements of Operations and Comprehensive Income
        - For the Years Ended December 31, 2003, 2002 and 2001                                41
   Consolidated Statements of Changes in Shareholders' Equity - For the Years Ended
        December 31, 2003, 2002 and 2001                                                      42
   Consolidated Statements of Cash Flows - For the Years Ended December 31,
        2003, 2002, and 2001                                                                  43

   Notes to Consolidated Financial Statements                                                44-63

   Financial Statement Schedules:

   Schedule
   I        Summary of Investments - Other Than Investments in
            Related Parties As of December 31, 2003                                          S-1

   II       Condensed Financial Information of Registrant As of
            December 31, 2003 and 2002 and For Each of the Three
            Years in the Period Ended December 31, 2003                                   S-2 -- S-4

   III      Supplementary Insurance Information As of and For the
            Years Ended December 31, 2003, 2002 and 2001                                      S-5

   IV       Reinsurance For the Years ended December 31, 2003,
            2002 and 2001                                                                     S-6

   VI       Supplementary Information Concerning Property-Casualty
            Insurance Operations As of and For the Years Ended
            December 31, 2003, 2002 and 2001                                                  S-7

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Philadelphia Consolidated Holding
Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


PricewaterhouseCoopers LLP
Philadelphia, PA
February 11, 2004

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        As of December 31,
                                                                                  ------------------------------
                                                                                     2003               2002
                                                                                  -----------        -----------
                                     ASSETS
Investments:
   Fixed Maturities Available for Sale at Market
     (Amortized Cost $1,066,523 and $832,701) .............................       $ 1,081,694        $   854,513
   Equity Securities at Market (Cost $79,813 and $51,257) .................            90,358             54,346
                                                                                  -----------        -----------
       Total Investments ..................................................         1,172,052            908,859

   Cash and Cash Equivalents ..............................................            73,942             42,002
   Accrued Investment Income ..............................................            11,008              8,571
   Premiums Receivable ....................................................           179,509            130,007
   Prepaid Reinsurance Premiums and Reinsurance
     Receivables ..........................................................           292,157            151,352
   Deferred Income Taxes ..................................................            19,176              7,541
   Deferred Acquisition Costs .............................................            56,288             61,272
   Property and Equipment, Net ............................................            16,821             12,794
   Goodwill ...............................................................            25,724             25,724
   Other Assets ...........................................................            22,354             10,212
                                                                                  -----------        -----------
       Total Assets .......................................................       $ 1,869,031        $ 1,358,334
                                                                                  ===========        ===========
                      LIABILITIES and SHAREHOLDERS' EQUITY
Policy Liabilities and Accruals:
   Unpaid Loss and Loss Adjustment Expenses ...............................       $   627,086        $   445,548
   Unearned Premiums ......................................................           422,589            306,093
                                                                                  -----------        -----------
       Total Policy Liabilities and Accruals ..............................         1,049,675            751,641
   Funds Held Payable to Reinsurer ........................................           110,011                 --
   Loans Payable ..........................................................            48,482             39,113
   Premiums Payable .......................................................            35,044             33,553
   Other Liabilities ......................................................            82,083             56,204
                                                                                  -----------        -----------
       Total Liabilities ..................................................         1,325,295            880,511
                                                                                  -----------        -----------
Commitments and Contingencies

Shareholders' Equity:
   Preferred Stock, $.01 Par Value,
     10,000,000 Shares Authorized,
     None Issued and Outstanding ..........................................                --                 --
   Common Stock, No Par Value,
     100,000,000 Shares Authorized, 22,007,552 and 21,868,877
     Shares Issued and Outstanding ........................................           281,088            276,945
   Notes Receivable from Shareholders .....................................            (5,444)            (6,407)
   Accumulated Other Comprehensive Income .................................            16,715             16,185
   Retained Earnings ......................................................           251,377            191,100
                                                                                  -----------        -----------
       Total Shareholders' Equity .........................................           543,736            477,823
                                                                                  -----------        -----------
       Total Liabilities and Shareholders' Equity .........................       $ 1,869,031        $ 1,358,334
                                                                                  ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      For the Years Ended December 31,
                                                                           --------------------------------------------------------
                                                                               2003                  2002                  2001
                                                                           ------------          ------------          ------------
Revenue:
  Net Earned Premiums ............................................         $    571,579          $    421,186          $    296,093
  Net Investment Income ..........................................               38,806                37,516                32,426
  Net Realized Investment Gain (Loss) ............................                  794                (3,371)                3,357
  Other Income ...................................................                5,519                   911                   587
                                                                           ------------          ------------          ------------
       Total Revenue .............................................              616,698               456,242               332,463
                                                                           ------------          ------------          ------------

Losses and Expenses:
  Loss and Loss Adjustment Expenses ..............................              469,547               361,154               222,581
  Net Reinsurance Recoveries .....................................             (110,370)              (93,721)              (42,926)
                                                                           ------------          ------------          ------------
  Net Loss and Loss Adjustment Expenses ..........................              359,177               267,433               179,655
  Acquisition Costs and Other
     Underwriting Expenses .......................................              162,912               129,918                97,020
  Other Operating Expenses .......................................                7,822                 6,372                 6,841
                                                                           ------------          ------------          ------------
      Total Losses and Expenses ..................................              529,911               403,723               283,516
                                                                           ------------          ------------          ------------
Minority Interest: Distributions on Company Obligated
  Mandatorily Redeemable Preferred Securities of
  Subsidiary Trust ...............................................                   --                    --                 2,749
                                                                           ------------          ------------          ------------
Income Before Income Taxes .......................................               86,787                52,519                46,198
                                                                           ------------          ------------          ------------
Income Tax Expense (Benefit):
  Current ........................................................               38,430                22,018                18,216
  Deferred .......................................................              (11,920)               (5,504)               (2,577)
                                                                           ------------          ------------          ------------
      Total Income Tax Expense ...................................               26,510                16,514                15,639
                                                                           ------------          ------------          ------------
      Net Income .................................................         $     60,277          $     36,005          $     30,559
                                                                           ============          ============          ============
Other Comprehensive Income (Loss), Net of Tax:
  Holding Gain (Loss) Arising during Year .......................          $      1,046          $      5,533          $     (2,851)
  Reclassification Adjustment ...................................                  (516)                2,191                (2,182)
                                                                           ------------          ------------          ------------
Other Comprehensive Income (Loss) ................................                  530                 7,724                (5,033)
                                                                           ------------          ------------          ------------
Comprehensive Income .............................................         $     60,807          $     43,729          $     25,526
                                                                           ============          ============          ============
Per Average Share Data:

  Basic Earnings Per Share .......................................         $       2.75          $       1.67          $       1.85
                                                                           ============          ============          ============
  Diluted Earnings Per Share .....................................         $       2.66          $       1.62          $       1.78
                                                                           ============          ============          ============
Weighted-Average Common Shares Outstanding .......................           21,908,788            21,611,053            16,528,601
Weighted-Average Share Equivalents Outstanding ...................              751,600               682,382               656,075
                                                                           ------------          ------------          ------------
Weighted-Average Shares and Share Equivalents
  Outstanding ....................................................           22,660,388            22,293,435            17,184,676
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

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       For the Years Ended December 31,
                                                                           --------------------------------------------------------
                                                                               2003                  2002                  2001
                                                                           ------------          ------------          ------------
Common Shares:
  Balance at Beginning of Year ...................................           21,868,877            21,509,723            13,431,408
  Issuance of Shares Pursuant to Public Offering .................                   --                    --             3,600,000
  Issuance of Shares Pursuant to Stock Purchase Contracts ........                   --                    --             3,993,006
  Exercise of Employee Stock Options .............................               99,875               107,000               391,083
  Issuance of Shares Pursuant to Stock Purchase Plans, net .......               38,800               252,154                94,226
                                                                           ------------          ------------          ------------
      Balance at End of Year .....................................           22,007,552            21,868,877            21,509,723
                                                                           ------------          ------------          ------------
Treasury Shares:
  Balance at Beginning of Year ...................................                   --                    --                    --
  Exercise of Employee Stock Options .............................               (6,500)                   --                    --
  Issuance of Shares Pursuant to Stock Purchase Plans, net .......               (3,500)              (75,000)                   --
  Shares Repurchased Pursuant to Authorization ...................               10,000                75,000                    --
                                                                           ------------          ------------          ------------
      Balance at End of Year .....................................                   --                    --                    --
                                                                           ------------          ------------          ------------
Common Stock:
  Balance at Beginning of Year ...................................         $    276,945          $    268,509          $     46,582
  Issuance of Shares Pursuant to Public Offering .................                   --                    --               114,518
  Issuance of Shares Pursuant to Stock Purchase Contracts ........                   --                    --                98,905
  Exercise of Employee Stock Options .............................                2,852                 2,115                 6,437
  Issuance of Shares Pursuant to Stock Purchase Plans ............                1,291                 6,321                 2,067
                                                                           ------------          ------------          ------------
      Balance at End of Year .....................................              281,088               276,945               268,509
                                                                           ------------          ------------          ------------
Notes Receivable from Shareholders:

  Balance at Beginning of Year ...................................               (6,407)               (3,373)               (2,287)
  Notes Receivable Issued Pursuant to Employee
    Stock Purchase Plans .........................................               (1,065)               (4,017)               (2,158)
  Collection of Notes Receivable .................................                2,028                   983                 1,072
                                                                           ------------          ------------          ------------
      Balance at End of Year .....................................               (5,444)               (6,407)               (3,373)
                                                                           ------------          ------------          ------------
Accumulated Other Comprehensive Income,
  Net of Deferred Income Taxes:
    Balance at Beginning of Year .................................               16,185                 8,461                13,494
    Other Comprehensive Income (Loss), Net of Taxes ..............                  530                 7,724                (5,033)
                                                                           ------------          ------------          ------------
      Balance at End of Year .....................................               16,715                16,185                 8,461
                                                                           ------------          ------------          ------------
Retained Earnings:
  Balance at Beginning of Year ...................................              191,100               155,095               124,536
  Net Income .....................................................               60,277                36,005                30,559
                                                                           ------------          ------------          ------------
      Balance at End of Year .....................................              251,377               191,100               155,095
                                                                           ------------          ------------          ------------
Common Stock Held in Treasury:
  Balance at Beginning of Year ...................................                   --                    --                    --
  Common Shares Repurchased ......................................                 (300)               (2,023)                   --
  Exercise of Employee Stock Options .............................                   94                    --                    --
  Issuance of Shares Pursuant to Stock Purchase Plans ............                  206                 2,023                    --
                                                                           ------------          ------------          ------------
      Balance at End of Year .....................................                   --                    --                    --
                                                                           ------------          ------------          ------------
      Total Shareholders' Equity .................................         $    543,736          $    477,823          $    428,692
                                                                           ============          ============          ============

The accompanying notes are an integral part of the consolidated financial statements.

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            For the Years Ended December 31,
                                                                                    -----------------------------------------------
                                                                                       2003               2002               2001
                                                                                    ---------          ---------          ---------
Cash Flows from Operating Activities:
  Net Income ..............................................................         $  60,277          $  36,005          $  30,559
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Net Realized Investment (Gain) Loss .................................              (794)             3,371             (3,357)
      Depreciation and Amortization Expense ...............................             8,097              2,142              2,528
      Deferred Income Tax Benefit .........................................           (11,920)            (5,504)            (2,577)
      Change in Premiums Receivable .......................................           (49,502)           (33,982)           (26,648)
      Change in Other Receivables .........................................          (143,242)           (53,740)           (26,944)
      Change in Deferred Acquisition Costs ................................             4,984            (19,746)            (8,202)
      Change in Income Taxes Payable ......................................               513                367             (6,083)
      Change in Other Assets ..............................................           (11,782)            (2,438)              (840)
      Change in Unpaid Loss and Loss Adjustment Expenses ..................           181,538            142,815             65,239
      Change in Unearned Premiums .........................................           116,496            108,254             52,355
      Change in Funds Held Payable to Reinsurer ...........................           110,011                 --                 --
      Change in Other Liabilities .........................................            32,958             26,173             13,320
      Tax Benefit from Exercise of Employee Stock Options .................               889              1,251             25,799
                                                                                    ---------          ---------          ---------
        Net Cash Provided by Operating Activities .........................           298,523            204,968            115,149
                                                                                    ---------          ---------          ---------
 Cash Flows from Investing Activities:
  Proceeds from Sales of Investments in Fixed
    Maturities ............................................................           184,082            226,981            112,676
  Proceeds from Maturity of Investments in Fixed
      Maturities ..........................................................           202,284            147,850             72,650
  Proceeds from Sales of Investments in Equity
    Securities ............................................................            23,992             18,546             20,864
  Cost of Fixed Maturities Acquired .......................................          (628,879)          (576,564)          (424,852)
  Cost of Equity Securities Acquired ......................................           (54,956)           (36,421)           (22,529)
  Purchase of Property and Equipment, Net .................................            (6,692)            (5,191)            (1,808)
                                                                                    ---------          ---------          ---------
        Net Cash Used for Investing Activities ............................          (280,169)          (224,799)          (242,999)
                                                                                    ---------          ---------          ---------

 Cash Flows from Financing Activities:
  Net Proceeds from Public Offering of Common Stock .......................                --                 --            114,518
  Proceeds from Loans Payable .............................................            62,340              9,923             31,341
  Repayments on Loans Payable .............................................           (52,971)            (2,151)           (22,000)
  Proceeds from Exercise of Employee Stock Options ........................             2,057                864              3,041
  Proceeds from Collection of Notes Receivable ............................             2,028                983              1,072
  Proceeds from Shares Issued Pursuant to Stock Purchase Plans ............               432              4,327                 46
  Cost of Common Stock Repurchased ........................................              (300)            (2,023)                --
                                                                                    ---------          ---------          ---------
        Net Cash Provided by Financing Activities .........................            13,586             11,923            128,018
                                                                                    ---------          ---------          ---------

 Net Increase (Decrease) in Cash and Cash Equivalents .....................            31,940             (7,908)               168
 Cash and Cash Equivalents at Beginning of Year ...........................            42,002             49,910             49,742
                                                                                    ---------          ---------          ---------
 Cash and Cash Equivalents at End of Year .................................         $  73,942          $  42,002          $  49,910
                                                                                    =========          =========          =========

 Cash Paid During the Year for:
  Income Taxes ............................................................         $  36,319          $  20,110          $   7,023
  Interest                                                                                638                616                689

 Non-Cash Transactions:
  Issuance of Shares Pursuant to Employee
    Stock Purchase Plans in Exchange for Notes Receivable .................         $   1,065          $   4,017          $   2,158

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

The carrying amount for the Company's investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. The Company's total investments include $13.7 million in securities for which there is no readily available independent market price.

The decision to purchase or sell investments is based on management's assessment of various factors such as foreseeable economic conditions, including current interest rates and the interest rate risk, and the liquidity and capital positions of the Company.

Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for asset backed, mortgage pass-through and collateralized mortgage obligation securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain asset backed, mortgage pass-through and collateralized mortgage obligation security repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Asset backed, mortgage pass-through and collateralized mortgage obligation securities amounted to $177.7 million, $162.5 million and $53.5 million, respectively, at December 31, 2003 and $200.0 million, $86.1 million and $90.7 million, respectively, at December 31, 2002. The asset backed, mortgage pass-through and collateralized mortgage obligation securities held as of December 31, 2003 and 2002 are shorter tranche securities possessing favorable prepayment risk profiles.

Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders' equity, net of applicable deferred income taxes.

Realized investment gains and losses are calculated on the specific identification basis and recorded as income when the securities are sold.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds, to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.0 million and $2.1 million for the years ended December 31, 2003 and December 31, 2002, respectively. No impairment losses were recorded for the year ended December 31, 2001.

Additionally, the Company's impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This re-evaluation resulted in non-cash realized investment losses of $9.3 million, $1.6 million and $5.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company held no derivative financial instruments, nor embedded financial derivatives, as of December 31, 2003 and 2002.

(b) Cash and Cash Equivalents

Cash equivalents, consisting of fixed maturity investments with maturities of three months or less when purchased and money market funds, are stated at market value.

(c) Deferred Acquisition Costs

Policy acquisition costs, which include commissions (net of ceding commissions), premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable from future income, including anticipated investment income, after providing for losses and expenses included in future income that are expected to be incurred, based upon historical and current experience. If such costs are estimated to be unrecoverable, they are expensed.

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

(e) Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). As a result of the impairment analysis, no change in the carrying amount of goodwill, which arose from the purchase of Liberty, was recorded by the Company for the years ended December 31, 2003 and December 31, 2002, respectively. Goodwill amortization was $1.5 million for the year ended December 31, 2001.

(f) Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company's best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters' evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company's liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. The methods of making such estimates and establishing the resulting liabilities are regularly reviewed and updated and any adjustments therefrom are made in the accounting period in which the adjustment arose. If the Company's ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2003, the related adjustments could have a material adverse impact on the Company's financial condition, and results of operations.

(g) Premiums

Premiums are generally earned on a pro rata basis over the terms of the policies. Premiums applicable to the unexpired terms of the policies in-force are reported as unearned premiums. The Company records an allowance for doubtful accounts for premiums receivable balances estimated to be uncollectible. At December 31, 2003 and 2002 the allowance for doubtful accounts amounted to $2.2 million and $1.7 million, respectively.

(h) Reinsurance Ceded

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. At December 31, 2003 and 2002 the allowance for uncollectible reinsurance amounted to $1.2 million and $0, respectively. Amounts for reinsurance assets and liabilities are reported gross.

(i) Assessments

The Insurance Subsidiaries are subject to state guaranty fund assessments, which provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies, and other assessments related to its insurance activities. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expense for guaranty fund and insurance activity related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimatable. As of December 31, 2003 and 2002, included in Other Liabilities in the Consolidated Balance Sheets were $10.3 million and $6.1 million, respectively, of liabilities for state guarantee fund and other assessments. As of December 31, 2003 and 2002, included in other assets were $0.1 million and $1.8 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

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

(l) Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the year was $0.6 million, $3.0 million and ($1.5) million in 2003, 2002 and 2001, respectively. The related tax effect of Reclassification Adjustments was $0.3 million, ($1.2) million, and $1.2 million in 2003, 2002 and 2001, respectively.

(m) Stock Based Compensation Plans

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

                                                                    2003             2002            2001
                                                                  ---------        ---------       ---------
Net Income As Reported                                            $  60,277        $  36,005       $  30,559
Assumed Stock Compensation Cost                                       3,029            2,254           1,543
                                                                  ---------        ---------       ---------
Pro Forma Net Income                                              $  57,248        $  33,751       $  29,016
                                                                  =========        =========       =========
Diluted Earnings Per Average Common Share as Reported             $    2.66        $    1.62       $    1.78
                                                                  =========        =========       =========
Pro Forma Diluted Earnings Per Average Common Share               $    2.53        $    1.51       $    1.69
                                                                  =========        =========       =========

(n) New Accounting Pronouncements

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

In May 2003, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures financial instruments characteristics of both liabilities and equity. With the exception of certain financial measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was adopted in fiscal 2003. The implementation of SFAS No. 150 had no impact on the Company's financial condition or results of operations.

2.    Statutory Information

Accounting Principles: GAAP differs in certain respects from Statutory Accounting Principles ("SAP") prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania and/or the State of Florida. The principal differences between SAP and GAAP are as follows:

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

- Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid loss and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

Financial Information: The combined statutory capital and surplus of the Insurance Subsidiaries as of December 31, 2003 and 2002 was $415.9 million and $312.6 million, respectively. Combined statutory net income for the years ended December 31, 2003, 2002 and 2001 was $49.9 million, $14.5 million, and $28.3 million, respectively. The Company made capital contributions of $47.0 million and $20.0 million to the Insurance Subsidiaries for the years ended December 31, 2003 and 2002, respectively.

Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which the Insurance Subsidiaries may pay to Philadelphia Insurance during 2004 without prior approval is $50.7 million. Dividends paid for the years ended December 31, 2003 and 2002 were $4.0 million and $5.1 million, respectively.

Risk-Based Capital: Risk-based capital is a method developed by the National Association of Insurance Commissioners ("NAIC") designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company's actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer's domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2003, PIIC, PIC, MUSA and LAIC exceeded their minimum risk-based capital requirement of $107.6 million, $13.1 million, $15.3 million and $14.9 million, respectively, by 218%, 134%, 40% and 48%, respectively.

3.    Investments

The Company invests primarily in investment grade fixed maturities which possessed an average quality rating of AA+ at December 31, 2003. The cost, gross unrealized gains and losses and estimated market value of investments as of December 31, 2003 and 2002 are as follows (in thousands):

                                                                                     Gross          Gross           Estimated
                                                                                  Unrealized      Unrealized         Market
                                                                  Cost (1)           Gains          Losses          Value (2)
                                                                  --------           -----          ------          ---------
      December 31, 2003
      Fixed Maturities:
      Available for Sale
         U.S. Treasury Securities and
         Obligations of U.S. Government
         Corporations and Agencies                               $   51,480         $   456         $    18         $   51,918

         Obligations of States and
         Political Subdivisions                                     476,762          12,876             662            488,976

         Corporate and Bank Debt Securities                         142,264           5,558             768            147,054

         Asset Backed Securities                                    183,065           2,688           8,078            177,675

         Mortgage Pass-Through Securities                           159,160           3,692             323            162,529

         Collateralized Mortgage Obligations                         53,792             454             704             53,542
                                                                 ----------         -------         -------         ----------
         Total Fixed Maturities
         Available for Sale                                       1,066,523          25,724          10,553          1,081,694
                                                                 ----------         -------         -------         ----------
      Equity Securities                                              79,813          12,148           1,603             90,358
                                                                 ----------         -------         -------         ----------
      Total Investments                                          $1,146,336         $37,872         $12,156         $1,172,052
                                                                 ==========         =======         =======         ==========

      December 31, 2002
      Fixed Maturities:
      Available for Sale
         U.S. Treasury Securities and
         Obligations of U.S. Government
         Corporations and Agencies                               $    9,754         $   433         $     1         $   10,186

         Obligations of States and
         Political Subdivisions                                     279,397          10,600               7            289,990

         Corporate and Bank Debt Securities                         170,222           9,283           1,919            177,586

         Asset Backed Securities                                    202,779           4,234           7,037            199,976

         Mortgage Pass-Through Securities                            81,360           4,726              --             86,086

         Collateralized Mortgage Obligations                         89,189           1,771             271             90,689
                                                                 ----------         -------         -------         ----------
         Total Fixed Maturities
         Available for Sale                                         832,701          31,047           9,235            854,513
                                                                 ----------         -------         -------         ----------
      Equity Securities                                              51,257           4,679           1,590             54,346
                                                                 ----------         -------         -------         ----------
      Total Investments                                          $  883,958         $35,726         $10,825         $  908,859
                                                                 ==========         =======         =======         ==========

(1) Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2) Estimated market values have been based on quoted market prices or quotes from third party broker-dealers..

The following table (in thousands) identifies the period of time securities with an unrealized loss at December 31, 2003 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $6.5 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $15.6 million. No issuer of securities or industry represents more than 4.4% and 15.5%, respectively, of the total estimated fair value, or 18.1% and 39.7%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company's impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.


                                             Less Than 12 Months           12 Months or More                   Total
                                         --------------------------    --------------------------    --------------------------
Fixed Maturities:                                        Unrealized                    Unrealized                   Unrealized
Available for Sale                       Fair Value        Losses      Fair Value        Losses      Fair Value      Losses
                                         ----------      ----------    ----------      ----------    ----------      ----------
U.S. Treasury Securities and
Obligations of U.S. Government
Corporations and Agencies                $    1,948      $       18    $       --      $       --    $    1,948      $       18

Obligations of States and
Political Subdivisions                       71,439             662            --              --        71,439             662

Corporate and Bank Debt Securities           26,781             333         1,670             435        28,451             768

Asset Backed Securities                      28,671             494        24,344           7,584        53,015           8,078

Mortgage Pass-Through Securities             13,508             323            --              --        13,508             323

Collateralized Mortgage Obligations          29,467             546           933             158        30,400             704
                                         ----------      ----------    ----------      ----------    ----------      ----------
   Total Fixed Maturities
   Available for Sale                       171,814           2,376        26,947           8,177       198,761          10,553
                                         ----------      ----------    ----------      ----------    ----------      ----------
Equity Securities                             6,778           1,603            --              --         6,778           1,603
                                         ----------      ----------    ----------      ----------    ----------      ----------
Total Investments                        $  178,592      $    3,979    $   26,947      $    8,177    $  205,539      $   12,156
                                         ----------      ----------    ----------      ----------    ----------      ----------

Based upon the Company's impairment evaluation as of December 31, 2003, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

During 2003 the Company's gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $0.8 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.1 million and $4.4 million, respectively. During 2002 the Company's gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $3.2 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $31.6 million and $14.1 million, respectively. The decision to sell these securities was based upon management's assessment of economic conditions.

The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders' equity at December 31, 2003.

The cost and estimated market value of fixed maturity securities at December 31, 2003, by remaining contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                    Estimated
                                                                                                      Market
                                                                           Cost (1)                  Value (2)
                                                                         ------------             ---------------
Due in One Year or Less                                                  $     53,845             $        54,545
Due After One Year Through Five Years                                         223,676                     229,476
Due After Five Years through Ten Years                                        177,412                     182,132
Due After Ten Years                                                           215,573                     221,795
Asset  Backed,   Mortgage  Pass-Through  and  Collateralized   Mortgage
Obligation Securities                                                         396,017                     393,746
                                                                         ------------             ---------------
                                                                         $  1,066,523             $     1,081,694
                                                                         ============             ===============

(1) Original cost adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2) Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.

The sources of net investment income for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

                                         2003                      2002                      2001
                                       --------                  --------                  --------
Fixed Maturities                       $ 41,393                  $ 37,959                  $ 30,962
Equity Securities                         1,373                       706                     1,343
Cash and Cash Equivalents                   656                     1,113                     1,908
                                       --------                  --------                  --------
Total Investment Income                  43,422                    39,778                    34,213
Fund Held Credit                         (2,318)                       --                        --
Investment Expense                       (2,298)                   (2,262)                   (1,787)
                                       --------                  --------                  --------
Net Investment Income                  $ 38,806                  $ 37,516                  $ 32,426
                                       ========                  ========                  ========

There was one fixed maturity security with a carrying value of $0.6 million which was non-income producing for the year ended December 31, 2003. Investment expense includes $15,400, $77,000, and $107,000, in investment management fees paid to a director of the Company in 2003, 2002, and 2001, respectively. These transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other investment advisors.

Realized pre-tax gains (losses) on the sale of investments for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

                                         2003                      2002                      2001
                                       --------                  --------                  --------
Fixed Maturities
   Gross Realized Gains                $  7,832                  $  3,771                  $  5,023
   Gross Realized Losses                 (4,718)                   (1,952)                   (9,979)
                                       --------                  --------                  --------
Net Gain (Loss)                           3,114                     1,819                    (4,956)
                                       --------                  --------                  --------
Equity Securities
   Gross Realized Gains                   4,903                       177                    10,259
   Gross Realized Losses                 (7,223)                   (5,367)                   (1,946)
                                       --------                  --------                  --------
Net Gain (Loss)                          (2,320)                   (5,190)                    8,313
                                       --------                  --------                  --------
   Total Net Realized
   Investment Gain (Loss)              $    794                  $ (3,371)                 $  3,357
                                       ========                  ========                  ========

4.    Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. At December 31, 2003 and 2002, the carrying value of the securities on deposit totaled $15.5 million.

Additionally, the Insurance Subsidiaries have investments, principally asset backed securities, which collateralize the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 10. The carrying value of these investments was $59.1 million and $49.2 million as of December 31, 2003 and 2002, respectively.

5.    Trust Accounts

The Company maintains investments in trust accounts under reinsurance agreements with unrelated insurance companies. These investments collateralize the Company's obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income, resulting from investment of these assets are distributed to the Company on a monthly basis. At December 31, 2003 and 2002 the carrying value of these trust fund investments were $1.7 million.

The Company's share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.

6.    Property and Equipment

The following table summarizes property and equipment at December 31, 2003 and 2002 (dollars in thousands):

                                                                                     Estimated Useful
                                                        December 31,                   Lives (Years)
                                                --------------------------           ----------------
                                                   2003             2002
                                                   ----             ----
Furniture, Fixtures and Automobiles             $   5,225        $   4,491                   5

Software, Computer Hardware and
Telephone Equipment                                24,296           18,755                 3 - 7

Land and Building                                   3,598            3,588                  40
Leasehold Improvements                              2,186            1,881                10 -12
                                                ---------        ---------
                                                   35,305           28,715
Accumulated Depreciation and
Amortization                                      (18,484)         (15,921)
                                                ---------        ---------
Property and Equipment                          $  16,821        $  12,794
                                                =========        =========

Included in property and equipment are costs incurred in developing or purchasing information systems technology of $13.3 million and $8.2 million in 2003 and 2002, respectively. At December 31, 2003, costs incurred for Property and Equipment not yet placed in service was $4.0 million. Amortization of these costs was $1.1 million, $1.0 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation expense, excluding amortization of capitalized information systems technology costs, was $1.6 million, $1.5 million and $1.4 million, for the years ended December 31, 2003, 2002, and 2001, respectively.

7.    Goodwill

The following table provides a reconciliation of the prior three year's ended December 31 reported net income to adjusted net income had SFAS No. 142 been applied at the beginning of fiscal 2001 (in thousands, except per share amounts):

                                                         For the Year Ended December 31,
                                                   ----------------------------------------------
                                                      2003              2002              2001
                                                   ----------        ----------        ----------
Reported net income                                $   60,277        $   36,005        $   30,559
Adjustment for goodwill amortization                       --                --             1,500
                                                   ----------        ----------        ----------
Adjusted net income                                $   60,277        $   36,005        $   32,059
                                                   ==========        ==========        ==========
Reported basic earnings per share                  $     2.75        $     1.67        $     1.85
Adjustment for goodwill amortization                       --                --              0.09
                                                   ----------        ----------        ----------
Adjusted basic earnings per share                  $     2.75        $     1.67        $     1.94
                                                   ==========        ==========        ==========
Reported diluted earnings per share                $     2.66        $     1.62        $     1.78
Adjustment for goodwill amortization                       --                --              0.09
                                                   ----------        ----------        ----------
Adjusted diluted earnings per share                $     2.66        $     1.62        $     1.87
                                                   ==========        ==========        ==========

8.    Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for Unpaid Loss and Loss Adjustment Expenses is summarized as follows (in thousands):

                                              2003          2002          2001
                                            --------      --------      --------
Balance at January 1,                       $445,548      $302,733      $237,494
   Less Reinsurance Recoverables              85,837        52,599        42,030
                                            --------      --------      --------
   Net Balance at January 1,                 359,711       250,134       195,464
                                            --------      --------      --------

Incurred related to:
   Current Year                              314,609       239,834       166,220
   Prior Years                                44,568        27,599        13,435
                                            --------      --------      --------
Total Incurred                               359,177       267,433       179,655
                                            --------      --------      --------

Paid related to:
   Current Year                               69,905        58,530        54,228
   Prior Years                               167,488        99,326        70,757
                                            --------      --------      --------
Total Paid                                   237,393       157,856       124,985
                                            --------      --------      --------

Net Balance at December 31,                  481,495       359,711       250,134
   Plus Reinsurance Recoverables             145,591        85,837        52,599
                                            --------      --------      --------
Balance at December 31,                     $627,086      $445,548      $302,733
                                            ========      ========      ========

During 2003 the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:

      -- The Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $38.8 million. As of December 31, 2003 the Company's total liability for gross and net unpaid loss and loss adjustment expenses for these policies is estimated to be $30.3 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. The increase in the estimated gross and net loss was a result of:

                  - Adverse trends further deteriorating in both claims frequency and severity for leases expiring in 2003. During the second quarter of 2003, the Company engaged a consulting firm to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the study and subsequent evaluation by the Company the Company changed its assumptions relating to future frequency and severity of losses, and increased the estimate for unpaid loss and loss adjustment expenses by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected, further adding to the over supply of used cars and the overall uncertain economic conditions.

                  - The Company entering into an agreement with U.S. Bank, N.A. d/b/a Firstar Bank ("Firstar") for residual value insurance policies purchased by Firstar. Under the terms of the agreement, the Company paid Firstar $27.5 million in satisfaction of any and all claims made or which could have been made by Firstar under the residual value policies. The Company increased the gross and net reserves for loss and loss adjustment expenses from $21.7 million to $27.5 million.

      -- The Company increased its estimate for unpaid loss and loss adjustment expenses for non residual value policies by $43.5 million ($30.8 million net of reinsurance recoverables) primarily for accident years 1999 to 2001 and decreased its estimate of the unpaid loss and loss adjustment expenses by $30.6 million ($25.0 million net of reinsurance recoverables) for the 2002 accident year. The increase in accident years 1999 to 2001 is principally attributable to:

                  - $19.6 million ($13.7 million net of reinsurance recoverables) of development in professional liability products as a result of case reserves developing greater than anticipated from the year-end 2002 ultimate loss estimate; $18.1 million ($11.1 million net of reinsurance recoverables) of development in the automobile and general liability coverages for commercial package products due to losses developing beyond the underlying pricing assumptions; and $5.8 million ($6.0 million net of reinsurance recoverables) of development in the commercial automobile excess liability insurance and GAP commercial automobile products due to losses developing beyond the underlying pricing assumptions.

      -- The decrease in unpaid loss and loss adjustment expenses in accident year 2002 is principally attributable to:

                  - $4.2 million ($4.7 million net of reinsurance recoverables) and $26.4 million ($20.3 million net of reinsurance recoverables) of favorable development in professional liability products and commercial package products, respectively, due to conservative initial loss estimates combined with favorable product pricing.

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

9.    Funds Held Payable to Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement covering all of the Company's lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium due the reinsurers reduced by the reinsurers' expense allowance, and the Company's ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. The interest credit (expense), which is included in net investment income, was $2.3 million for the year ended December 31, 2003.

10.   Loans Payable

The Company had aggregate borrowings of $48.5 million and $39.1 million as of December 31, 2003 and 2002, respectively, from the Federal Home Loan Bank of Pittsburgh. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings were invested in asset backed securities and collateralized mortgage obligations to achieve a positive spread between the rate of interest on these securities and the borrowing rates. The weighted-average interest rate on borrowings outstanding as of December 31, 2003 was 1.23%.

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

11.   Income Taxes

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2003 and 2002 are as follows (in thousands):

                                                                                               December 31,
                                                                                      ------------------------------
                                                                                        2003                  2002
                                                                                        ----                  ----
Assets:
   Excess of Tax Over Financial Reporting Earned Premium                              $ 21,142              $ 18,838
   Loss Reserve Discounting                                                             19,868                16,461
   Excess of Financial Reporting Over Tax Net Realized Investment Losses                 6,720                 3,315
   Deferred Compensation                                                                   471                   282
   Other Assets                                                                          1,695                   345
                                                                                      --------              --------
Total Assets                                                                            49,896                39,241
                                                                                      ========              ========

Liabilities:
   Deferred Acquisition Costs                                                           19,701                21,445
   Unrealized Appreciation of Securities                                                 9,001                 8,715
   Property and Equipment Basis                                                            985                   803
   Excess of Financial Reporting Over Tax Net Investment Income                            892                   624
   Other Liabilities                                                                       141                   113
                                                                                      --------              --------
Total Liabilities                                                                       30,720                31,700
                                                                                      --------              --------
Net Deferred Income Tax Asset                                                         $ 19,176              $  7,541
                                                                                      ========              ========

The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

                                                                                     Amount of Tax            Percent
                                                                                     -------------            -------
For the year ended December 31, 2003:
   Federal Tax at Statutory Rate                                                       $  30,375                35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                    (4,522)               (5)
   Other, Net                                                                                657                 1
                                                                                       ---------                --
Income Tax Expense                                                                     $  26,510                31%
                                                                                       =========                ==

For the year ended December 31, 2002:
   Federal Tax at Statutory Rate                                                       $  18,382                35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                    (2,525)               (5)
   Other, Net                                                                                657                 1
                                                                                       ---------                --
Income Tax Expense                                                                     $  16,514                31%
                                                                                       =========                ==

For the year ended December 31, 2001:
   Federal Tax at Statutory Rate                                                       $  16,169                35%
   Nontaxable Municipal Bond Interest and Dividends Received Exclusion                    (1,456)               (3)
   Nondeductible Goodwill Amortization                                                       523                 1
   Other, Net                                                                                403                 1
                                                                                       ---------                --
Income Tax Expense                                                                     $  15,639                34%
                                                                                       =========                ==

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

12.   Minority Interest in Consolidated Subsidiaries

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

13.   Shareholders' Equity

Basic and diluted earnings per share are calculated as follows (dollars and share data in thousands, except per share data):

                                                          As of and For the Years Ended December 31,
                                                          ------------------------------------------
                                                                2003         2002         2001
                                                               ------      -------      -------
Weighted-Average Common Shares Outstanding                     21,909       21,611       16,529
Weighted-Average Share Equivalents Outstanding                    751          682          656
                                                               ------      -------      -------
Weighted-Average Shares and Share Equivalents Outstanding      22,660       22,293       17,185
                                                               ======      =======      =======
Net Income                                                     60,277      $36,005      $30,559
                                                               ======      =======      =======
Basic Earnings Per Share                                       $ 2.75      $  1.67      $  1.85
                                                               ======      =======      =======
Diluted Earnings Per Share                                     $ 2.66      $  1.62      $  1.78
                                                               ======      =======      =======

The number of weighted share equivalents not included in the weighted-average share equivalents outstanding calculation amounted to 2,730, 9,620 and 122 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Under the Company's stock option plan, stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options are primarily exercisable after the expiration of five years following the grant date. Under this plan, as amended, the Company has reserved 3,500,000 shares of common stock for issuance pursuant to options granted under the plan. As of December 31, 2003, 119,725 shares of common stock remain reserved for future issuance pursuant to options granted under this plan.

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

The following table presents certain information regarding the Company's stock option plan.

                                           2003                              2002                             2001
                               -----------------------------      -----------------------------     -----------------------------
                                                 Exercise                          Exercise                          Exercise
                                                   Price                             Price                             Price
                                Options        Per Option(1)       Options        Per Option(1)      Options        Per Option(1)
                               ---------       -------------      ---------       -------------     ---------       -------------
Outstanding at beginning of
year                           1,890,075        $  24.82          1,453,075        $  19.32         1,330,075        $  12.68
Granted                          484,000        $  36.60            549,500        $  36.14           572,500        $  27.09
Exercised                       (106,375)       $  19.34           (107,000)       $   8.07          (392,000)       $   8.09
Canceled                         (33,000)       $  30.68             (5,500)       $  29.60           (57,500)       $  19.68
                               ---------                          ---------                         ---------
Outstanding at end of year     2,234,700        $  27.55          1,890,075        $  24.82         1,453,075        $  19.32
                               =========                          =========                         =========

Exercisable at end of year       323,200                            194,950                           296,950

Weighted-average fair
   value of options granted
during the year (2)                              $11.27                             $14.46                            $10.99

                                             Outstanding        Exercise          Remaining        Exercisable       Exercise
                                                  At             Price           Contractual           at              Price
                                               December           Per               Life            December            Per
Range of Exercise Prices                       31, 2003         Option(1)         (Years)(1)        31, 2003          Option(1)
------------------------                     -----------        ---------        -----------        ----------       ----------
$8.13 to $9.31                                  188,450         $   8.99               2.4            188,450          $  8.99
$13.88 to $19.75                                390,000         $  15.47               5.6             90,000            18.63
$20.50 to $27.00                                531,250         $  25.23               6.9              3,750            21.96
$27.31 to $34.63                                397,500         $  30.60               8.6             41,000            29.80
$36.05 to $42.49                                727,500         $  39.15               9.0                 --               --
                                              ---------                                               -------
                                              2,234,700         $  27.55                              323,200          $ 14.46
                                              =========                                               =======

(1)   Weighted Average.

(2) The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

The Company has established the following stock purchase plans:

Employee Stock Purchase Plan (the "Stock Purchase Plan"): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan as amended is 1,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 36,265 and 77,730 shares in 2003 and 2002, respectively. The weighted-average fair value of those purchase rights granted in 2003 and 2002 was $6.00 and $4.47, respectively.

The Nonqualified Employee Stock Purchase Plan (the "Nonqualified Stock Plan"):
The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 1,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company issued 5,939 and 242,444 shares in 2003 and 2002, respectively. The weighted-average fair value of those purchase rights granted in 2003 and 2002 was $6.00 and $4.47, respectively.

Directors Stock Purchase Plan ("Directors Plan"): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 50,000. Non-employee Directors, during monthly offerings periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 3,325 and 2,237 shares in 2003 and 2002, respectively. The weighted-average fair value of those purchase rights granted in 2003 and 2002 was $5.96 and $5.63, respectively.

Preferred Agents Stock Purchase Plan ("Preferred Agents Plan"): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 200,000. Eligible Preferred Agents during designated offering periods may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Preferred Agents Plan, the Company issued 7,056 and 10,966 shares in 2003 and 2002, respectively. The weighted-average fair value of those purchase rights granted in 2003 and 2002 was $6.00 and $6.07, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

                                                                    2003              2002           2001
                                                                  ---------        ---------       ---------
Expected Stock Volatility                                            23.2%            33.0%           32.0%
Risk-Free Interest Rate                                               3.1%             4.1%            4.7%
Expected Option Life (Years)                                          6.0              6.0             6.0
Expected Dividends                                                    0.0%             0.0%            0.0%

14.   Stock Repurchase Authorization

During the three years ended December 31, 2003, the Company repurchased 0.1 million shares for approximately $2.5 million under its stock repurchase authorization. At December 31, 2003, $24.7 million remains under a $55.0 million stock purchase authorization.

15.   Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders.

The loss and loss adjustment expense reserves ceded under such arrangements were $145.6 million and $85.8 million at December 31, 2003 and 2002, respectively. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance reserves (excluding reserves ceded to voluntary and mandatory pool mechanisms) that are with companies rated "A" (Excellent) or better by A.M. Best Company is 99.3% and 97.0% as of December 31, 2003 and 2002, respectively. Additionally, approximately 1%, 1% and 3% of the Company's net written premiums for the years ended December 31, 2003, 2002, and 2001, respectively, were assumed from an unrelated reinsurance company.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                                      Written           Earned
                                                      -------           ------
For the Year Ended December 31, 2003:
   Direct Business                                    $898,170         $784,445
   Reinsurance Assumed                                   7,823            5,053
   Reinsurance Ceded                                   306,632          217,919
                                                      --------         --------
Net Premiums                                          $599,361         $571,579
                                                      --------         --------
Percentage Assumed of Net                                  1.3%             0.9%
                                                      ========         =========

For the Year Ended December 31, 2002:
   Direct Business                                    $660,789         $550,443
   Reinsurance Assumed                                   2,950            5,042
   Reinsurance Ceded                                   140,568          134,299
                                                      --------         --------
Net Premiums                                          $523,171         $421,186
                                                      --------         --------
Percentage Assumed of Net                                  0.6%             1.2%
                                                      ========         =========

For the Year Ended December 31, 2001:
   Direct Business                                    $464,491         $409,814
   Reinsurance Assumed                                   9,074           11,249
   Reinsurance Ceded                                   139,748          124,970
                                                      --------         --------
Net Premiums                                          $333,817         $296,093
                                                      --------         --------
Percentage Assumed of Net                                  2.7%             3.8%
                                                      ========         =========

16.   Compensation Plans

The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 75% of the participant's pre-tax contribution, subject to a maximum of 6% of the participant's eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company's contribution upon completion of four years of service. The Company's total contributions to the plan were $0.9 million, $0.8 million and $0.6 million in 2003, 2002, and 2001, respectively.

The Company sponsors an unfunded nonqualified key employee deferred compensation plan. Under the plan deferred compensation benefits are provided through deferrals of base salary and bonus compensation ("Employee Deferrals") and discretionary contributions by the Company ("Employer Contributions") for a select group of management and highly compensated employees of the Company and its subsidiaries. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant's plan deferral account. A participant's interest in the portion of his or her plan deferral account that is attributable to Employee Deferrals are fully vested at all times. That portion of a participant's plan deferral account attributable to Employer Contributions generally will vest over the course of a five year period beginning on the last day of the first year after the plan year for which the Employer Contribution was made. The amounts in each participant's plan deferral account represent an obligation of the Company to pay the participant at some time in the future. The Company had a deferred compensation obligation pursuant to the plan amounting to $1.8 million and $0.7 million as of December 31, 2003 and 2002, respectively.

The Company also sponsors an unfunded nonqualified executive deferred compensation plan. Under the plan deferred compensation benefits are provided by the Company through deferrals of base salary and bonus compensation for management and highly compensated executives designated by the Board of Directors. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant's plan deferral account. A participant's benefit under the plan is the amount of such participant's plan deferral amount. The Company had a deferred compensation obligation pursuant to the plan amounting to $0.8 million and $0.5 million as of December 31, 2003 and 2002, respectively.

17.   Commitments and Contingencies

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company also is not involved in any pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

The Company currently leases office space to serve as its headquarters location and 36 field offices for its production underwriters. In addition, the Company leases certain computer equipment. Rental expense for these operating leases was $3.5 million, $3.1 million and $2.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 were as follows (in thousands):

           Year Ending December 31:
           2004                                                         $ 4,611
           2005                                                           4,307
           2006                                                           3,952
           2007                                                           3,494
           2008 and Thereafter                                            1,238
                                                                        -------
           Total Minimum Payments Required                              $17,602
                                                                        =======

At December 31, 2003 the Company has open commitments of $2.3 million under certain limited partnership and information technology development agreements.

18.   Summary of Quarterly Financial Information - Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2003 and 2002 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

                                                                             Three Months Ended
                                                  ----------------------------------------------------------------------------
                                                    March 31,             June 30,           September 30,        December 31,
                                                     2003 (1)             2003 (1)              2003 (1)           2003 (1)(2)
                                                  ------------          ------------         -------------        ------------
Net Earned Premiums                               $    148,362          $    121,449          $   142,688         $    159,080
Net Investment Income                             $      9,805          $      9,370          $     9,173         $     10,458
Net Realized Investment Gain (Loss)               $     (1,133)         $       (650)         $       474         $      2,103
Net Loss and Loss Adjustment Expenses             $     90,360          $     93,026          $    79,405         $     96,386
Acquisition Costs and Other
  Underwriting Expenses                           $     46,420          $     32,158          $    41,542         $     42,792

Net Income                                        $     13,233          $      3,627          $    20,983         $     22,434

Basic Earnings Per Share                          $       0.61          $       0.17          $      0.96         $       1.02
Diluted Earnings Per Share                        $       0.59          $       0.16          $      0.92         $       0.98

Weighted-Average Common Shares
  Outstanding                                       21,865,269            21,860,396           21,913,053           21,994,960
Weighted-Average Share Equivalents                     562,552               706,608              787,627              981,017
                                                  ------------          ------------          -----------         ------------
  Outstanding
Weighted-Average Shares and Share
  Equivalents Outstanding                           22,427,821            22,567,004           22,700,680           22,975,977
                                                  ============          ============          ===========         ============

                                                    March 31,             June 30,           September 30,        December 31,
                                                     2002 (4)            2002 (3)(4)            2002 (4)            2002 (4)
                                                  ------------          ------------         -------------        ------------
Net Earned Premiums                               $     89,244          $    100,273          $   106,146         $    125,523
Net Investment Income                             $      8,855          $      9,375          $     9,497         $      9,789
Net Realized Investment Gain (Loss)               $         47          $     (3,181)         $       199         $       (436)
Net Loss and Loss Adjustment Expenses             $     53,049          $     60,832          $    78,349         $     75,203
Acquisition Costs and Other
  Underwriting Expenses                           $     27,821          $     31,057          $    32,343         $     38,697

Net Income                                        $     10,677          $      8,953          $     2,892         $     13,483

Basic Earnings Per Share                          $       0.50          $       0.41          $      0.13         $       0.62
Diluted Earnings Per Share                        $       0.48          $       0.40          $      0.13         $       0.61

Weighted-Average Common Shares
  Outstanding                                       21,528,091            21,578,045           21,625,799           21,710,121
Weighted-Average Share Equivalents                     724,311               753,575              636,828              558,100
                                                  ------------          ------------          -----------         ------------
  Outstanding
Weighted-Average Shares and Share
  Equivalents Outstanding                           22,252,402            22,331,620           22,262,627           22,268,221
                                                  ============          ============          ===========         ============

(1) Net Realized Investment (Gain) Loss for the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 includes non-cash realized losses of $1.5 million, $1.7 million, $0.4 million and $6.7 million, respectively, as a result of impairment evaluations.

(2) During the three months ended December 31, 2003, the Company recorded a benefit pursuant to the 2003 accident year quota share reinsurance agreement. Consequently, net earned premiums and net income increased by $7.5 million and $4.9 million, respectively.

(3) During the three months ended June 30, 2002, a 2001 accident year aggregate stop loss reinsurance program was commuted. As a result of this commutation, net earned premiums and net income increased by $3.6 million and $2.3 million, respectively.

(4) Net Realized Investment Gain (Loss) for the three months ended June 30, 2002, September 30, 2002 and December 31, 2002 includes non-cash realized losses of $1.2 million, $0.3 million, and $2.2 million, respectively, as a result of impairment evaluations.

19.   Segment Information

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

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

                                                           Commercial    Specialty     Personal
                                                              Lines        Lines         Lines        Corporate            Total
                                                           ----------    ---------     --------       ---------            ------
2003:

  Gross Written Premiums                                    $662,339      $154,105      $ 89,549      $        --       $   905,993
                                                            --------      --------      --------      -----------       -----------
  Net Written Premiums                                      $460,382      $108,308      $ 30,671      $        --       $   599,361
                                                            --------      --------      --------      -----------       -----------
Revenue:
  Net Earned Premiums                                       $428,063      $109,206      $ 34,310      $        --       $   571,579
  Net Investment Income                                           --            --            --           38,806            38,806
  Net Realized Investment Gain                                    --            --            --              794               794
  Other Income                                                    --            --         5,092              427             5,519
                                                            --------      --------      --------      -----------       -----------
  Total Revenue                                              428,063       109,206        39,402           40,027           616,698
                                                            --------      --------      --------      -----------       -----------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses                     273,487        65,075        20,615               --           359,177
   Acquisition Costs and Other Underwriting Expenses              --            --            --          162,912           162,912
   Other Operating Expenses                                       --            --         4,050            3,772             7,822
                                                            --------      --------      --------      -----------       -----------
   Total Losses and Expenses                                 273,487        65,075        24,665          166,684           529,911
                                                            --------      --------      --------      -----------       -----------

Income Before Income Taxes                                   154,576        44,131        14,737         (126,657)           86,787

Total Income Tax Expense                                          --            --            --           26,510            26,510
                                                            --------      --------      --------      -----------       -----------

Net Income                                                  $154,576      $ 44,131      $ 14,737      $  (153,167)      $    60,277
                                                            ========      ========      ========      ===========       ===========

Total Assets                                                $     --      $     --      $148,486      $ 1,720,545       $ 1,869,031
                                                            ========      ========      ========      ===========       ===========

2002:
  Gross Written Premiums                                    $473,100      $110,176      $ 80,463      $        --       $   663,739
                                                            --------      --------      --------      -----------       -----------
  Net Written Premiums                                      $383,255      $102,423      $ 37,493      $        --       $   523,171
                                                            --------      --------      --------      -----------       -----------
Revenue:
  Net Earned Premiums                                       $299,899      $ 85,830      $ 35,457      $        --       $   421,186
  Net Investment Income                                           --            --            --           37,516            37,516
  Net Realized Investment Loss                                    --            --            --           (3,371)           (3,371)
  Other Income                                                    --            --           645              266               911
                                                            --------      --------      --------      -----------       -----------
  Total Revenue                                              299,899        85,830        36,102           34,411           456,242
                                                            --------      --------      --------      -----------       -----------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses                     202,604        43,310        21,519               --           267,433
   Acquisition Costs and Other Underwriting Expenses              --            --            --          129,918           129,918
   Other Operating Expenses                                       --            --           130            6,242             6,372
                                                            --------      --------      --------      -----------       -----------
   Total Losses and Expenses                                 202,604        43,310        21,649          136,160           403,723
                                                            --------      --------      --------      -----------       -----------

Income Before Income Taxes                                    97,295        42,520        14,453         (101,749)           52,519

Total Income Tax Expense                                          --            --            --           16,514            16,514
                                                            --------      --------      --------      -----------       -----------

Net Income                                                  $ 97,295      $ 42,520      $ 14,453      $  (118,263)      $    36,005
                                                            ========      ========      ========      ===========       ===========

Total Assets                                                $     --      $     --      $135,753      $ 1,222,581       $ 1,358,334
                                                            ========      ========      ========      ===========       ===========

2001:
  Gross Written Premiums                                    $315,948      $ 79,317      $ 78,300      $        --       $   473,565
                                                            --------      --------      --------      -----------       -----------
  Net Written Premiums                                      $223,700      $ 69,772      $ 40,345      $        --       $   333,817
                                                            --------      --------      --------      -----------       -----------
Revenue:
  Net Earned Premiums                                       $189,835      $ 68,156      $ 38,102      $        --       $   296,093
  Net Investment Income                                           --            --            --           32,426            32,426
  Net Realized Investment Gain                                    --            --            --            3,357             3,357
  Other Income                                                    --            --         2,964           (2,377)              587
                                                            --------      --------      --------      -----------       -----------
  Total Revenue                                              189,835        68,156        41,066           33,406           332,463
                                                            --------      --------      --------      -----------       -----------

Losses and Expenses:
   Net Loss and Loss Adjustment Expenses                     117,429        42,840        19,386               --           179,655
   Acquisition Costs and Other Underwriting Expenses              --            --            --           97,020            97,020
   Other Operating Expenses                                       --            --         1,546            5,295             6,841
                                                            --------      --------      --------      -----------       -----------
   Total Losses and Expenses                                 117,429        42,840        20,932          102,315           283,516
                                                            --------      --------      --------      -----------       -----------

Minority Interest:  Distributions on Company
  Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust                                  --            --            --            2,749             2,749
                                                            --------      --------      --------      -----------       -----------

Income Before Income Taxes                                    72,406        25,316        20,134          (71,658)           46,198

Total Income Tax Expense                                          --            --            --           15,639            15,639
                                                            --------      --------      --------      -----------       -----------

Net Income                                                  $ 72,406      $ 25,316      $ 20,134      $   (87,297)      $    30,559
                                                            ========      ========      ========      ===========       ===========

Total Assets                                                $     --      $     --      $167,940      $   849,782       $ 1,017,722
                                                            ========      ========      ========      ===========       ===========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

Item 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) have concluded that, as of the end of the period covered by this report on Form 10-K, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within such entities, particularly during the period in which this annual report on Form 10-K was being prepared

      (b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      (b)   Equity Compensation Plan Information

The following table sets forth certain information relating to the Company's equity compensation plans as of December 31, 2003:

                                                                                                 Number of securities
                                                                                                remaining available for
                                                                                                 future issuance under
                                  Number of securities to       Weighted-average exercise         equity compensation
                                  be issued upon exercise          price of outstanding            plans (excluding
                                  of outstanding options,         options, warrants and         securities reflected in
                                    warrants and rights                   rights                      column (a))
Plan Category                               (a)                            (b)                            (c)
-----------------------------     -----------------------       -------------------------       -----------------------
Equity compensation plans
approved by security holders              2,234,700                       $27.55                        1,273,191 (1)

Equity compensation plans
not approved by security
holders                                          --                           --                          168,450 (2)
                                          ---------                       ------                        ---------
Total                                     2,234,700                       $27.55                        1,441,641
                                          =========                       ======                        =========

(1)   Includes 752,779, 385,165, 119,725 and 15,522 shares of the Company's common stock available for future issuance under the Company's Non-Qualified Employee Stock Purchase Plan, Employee Stock Purchase Plan, Employee Stock Option Plan and Directors Stock Purchase Plan, respectively.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated by reference to the Proxy Statement under the caption "Principal Accountant Fees and Services."

                                     PART IV

Item 15. - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

      1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 38 are filed as part of this Report.

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

10.48    L (1)          Employment Agreement with Craig P. Keller effective June
                        1, 2002.

10.49    M (1)          Employment Agreement with James J. Maguire effective
                        June 1, 2002.

10.50    M (1)          Employment Agreement with Christopher J. Maguire
                        effective June 1, 2002.

10.51    N              AQS, Inc. Software License Agreement, dated October 1,
                        2002.

10.52    N(1)           Employment Agreement with P. Daniel Eldridge effective
                        October 1, 2002.

10.53    O              Florida Hurricane Catastrophe Fund Reimbursement
                        Contract Effective June 1, 2003.

10.54    P              Quota Share Reinsurance Contract with Swiss Reinsurance
                        America Corporation effective May 15, 2003 covering
                        policies within the Custom Harvest Program.

10.55    P              Excess of Loss Agreement of Reinsurance No. 9034 with
                        General Reinsurance Corporation effective January 1,
                        2003.

10.56    P              Addendum No. 3 to the Casualty Excess of Loss
                        Reinsurance Agreement No. TC988A, B with Swiss
                        Reinsurance American Corporation effective January 1,
                        2003.

10.57    P              Property Excess of Loss Agreement of Reinsurance No.
                        TP1600E with Swiss Reinsurance America Corporation
                        effective January 1, 2003.

10.58    P              Casualty Excess of Loss Reinsurance Contract with
                        American Re-Insurance Company, Converium Reinsurance
                        (North America) Inc., Endurance Specialty Insurance
                        Limited, Liberty Mutual Insurance Company effective
                        January 1, 2003.

10.59    Q              Casualty Semi-Automatic Excess of Loss Reinsurance
                        Contract with Endurance Specialty Insurance, Ltd.
                        effective March 1, 2003 RE: Philadelphia Insurance
                        Company Master Policy PHUB015555 and Philadelphia
                        Indemnity Insurance Company Master Policy PHUB015555-01.

10.60    Q              Casualty Semi-Automatic Excess of Loss Reinsurance
                        Contract with Endurance Specialty Insurance, Ltd.
                        effective March 1, 2003 RE: Philadelphia Insurance
                        Company Master Policy PHUB015557 and Philadelphia
                        Indemnity Insurance Company Master Policy PHUB015557-01.

10.61    Q              Non Florida Commercial Excess Catastrophe Reinsurance
                        Contract with the Subscribing Reinsurer (s) Executing
                        the Interests and Liabilities Agreement (s) effective
                        June 1, 2003.

10.62    Q              Florida Commercial Excess Catastrophe Reinsurance
                        Contract with the Subscribing Reinsurer (s) Executing
                        the Interests and Liabilities Agreement (s) effective
                        June 1, 2003.

10.63    Q              Excess Catastrophe Reinsurance Contract with Federal
                        Insurance Company through Chubb Re, Inc. effective June
                        1, 2003.

10.64    Q              Whole Account Net Quota Share Reinsurance Contract with
                        Federal Insurance Company through Chubb Re, Inc. and
                        Swiss Reinsurance America Corporation effective April 1,
                        2003.

11       Q              Statement regarding computation of earnings per share.

21       Q              List of Subsidiaries of the Registrant.

23       Q              Consent of PricewaterhouseCoopers LLP.

24       A              Power of Attorney

31.1     Q              Certification of the Company's chief executive officer
                        pursuant to Section 302 of the Sarbanes- Oxley Act of
                        2002.

31.2     Q              Certification of the Company's chief financial officer
                        pursuant to Section 302 of the Sarbanes- Oxley Act of
                        2002.

32.1     Q              Certification of the Company's chief executive officer
                        pursuant to 18 U.S.C. Section 1350, as adopted pursuant
                        to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Q              Certification of the Company's chief financial officer
                        pursuant to 18 U.S.C. Section 1350, as adopted pursuant
                        to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Q              Report of Independent Auditors of PricewaterhouseCoopers
                        LLP on Financial Statement Schedules.

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

N Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

O Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference.

P Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference.

Q     Filed herewith.

(1)   Compensatory Plan or Arrangement, or Management Contract.


(b) Reports on Form 8-K:

      The Company filed or furnished the following reports on Form 8-K during the quarterly period ended December 31, 2003:

  Date of Report        Item Reported
  ----------------      --------------------------------------------------------
  October 23, 2003      Clarification of statement made during October 23, 2003
                        quarterly earnings conference call (filed Form 8-K).

  October 23, 2003      Third quarter results September 30, 2003 and Regulation
                        FD disclosure (furnished Form 8-K).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Philadelphia Consolidated Holding Corp.


                                  By: James J. Maguire, Jr.
                                  ----------------------------------------------
                                  James J. Maguire, Jr.
                                  President and Chief Executive Officer
                                  March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                Title                                      Date
                   ---------                                -----                                      ----
             James J. Maguire, Jr.           President & Chief Executive Officer,                 March 12, 2004
        --------------------------------        (Principal Executive Officer)
             James J. Maguire, Jr.

                Craig P. Keller              Executive Vice President, Secretary,                 March 12, 2004
        --------------------------------    Treasurer, and Chief Financial Officer
                Craig P. Keller                    (Principal Financial and
                                                     Accounting Officer)

                                                                                                  March 12, 2004
               James J. Maguire                    Chairman of the Board of
        --------------------------------                  Directors
               James J. Maguire

                                                                                                  March 12, 2004
                Sean S. Sweeney               Executive Vice President, Director
        --------------------------------
                Sean S. Sweeney

                                                                                                  March 12, 2004
               Michael J. Cascio                           Director
        --------------------------------
               Michael J. Cascio

                                                                                                  March 12, 2004
             Elizabeth H. Gemmill                          Director
        --------------------------------
             Elizabeth H. Gemmill

                                                                                                  March 12, 2004
            William J. Henrich, Jr.                        Director
        --------------------------------
            William J. Henrich, Jr.

                                                                                                  March 12, 2004
              Paul R. Hertel, Jr.                          Director
        --------------------------------
              Paul R. Hertel, Jr.

                                                                                                  March 12, 2004
                                                           Director
        --------------------------------
              Margaret M. Mattix

                                                                                                  March 12, 2004
             Maureen H. McCullough                         Director
        --------------------------------
             Maureen H. McCullough

                                                                                                  March 12, 2004
               Michael J. Morris                           Director
        --------------------------------
               Michael J. Morris

                                                                                                  March 12, 2004
                Donald A. Pizer                            Director
        --------------------------------
                Donald A. Pizer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                Title                                      Date
                   ---------                                -----                                      ----
                                                                                                  March 12, 2004
                Dirk A. Stuurop                            Director
        --------------------------------
                Dirk A. Stuurop

                                                                                                  March 12, 2004
             J. Eustace Wolfington                         Director
        --------------------------------
             J. Eustace Wolfington

            Philadelphia Consolidated Holding Corp. and Subsidiaries
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                             As of December 31, 2003
                             (Dollars in Thousands)

                       COLUMN A                                COLUMN B        COLUMN C          COLUMN D
                                                                               Estimated      Amount at which
                                                                                 Market        shown in the
                  Type of Investment                            Cost *           Value        Balance Sheet
                  ------------------                         ------------     ------------    ---------------
Fixed Maturities:
Bonds:
    United States Government and Government Agencies and
    Authorities                                              $    210,640     $    214,447     $    214,447
    States, Municipalities and Political Subdivisions             476,762          488,976          488,976
    Public Utilities                                               26,747           27,461           27,461
    All Other Corporate Bonds                                     349,207          347,511          347,511
Redeemable Preferred Stock                                          3,167            3,299            3,299
                                                             ------------     ------------     ------------
                   Total Fixed Maturities                       1,066,523        1,081,694        1,081,694
                                                             ------------     ------------     ------------

Equity Securities:
Common Stocks:
    Public Utilities                                                  217              276              276
    Banks, Trust and Insurance Companies                           20,589           23,749           23,749
    Industrial, Miscellaneous and all other                        55,854           63,060           63,060
Non-redeemable Preferred Stocks                                     3,153            3,273            3,273
                                                             ------------     ------------     ------------
                     Total Equity Securities                       79,813           90,358           90,358
                                                             ------------     ------------     ------------
                     Total Investments                       $  1,146,336     $  1,172,052     $  1,172,052
                                                             ============     ============     ============

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

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                                   Schedule II
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                                 Balance Sheets
                        (In Thousands, Except Share Data)

                                                                             As of December 31,
                                                                         --------------------------
                                                                            2003           2002
                                                                            ----           ----
                                       ASSETS

Cash and Cash Equivalents                                                $      125     $      124
Equity in and Advances to Unconsolidated Subsidiaries (a)                   545,319        479,560
Other Assets                                                                      1              1
                                                                         ----------     ----------
                        Total Assets                                     $  545,445     $  479,685
                                                                         ==========     ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Income Taxes Payable                                                     $    1,282     $    1,247
Other Liabilities                                                               427            615
                                                                         ----------     ----------
                        Total Liabilities                                     1,709          1,862
                                                                         ----------     ----------

Commitments and Contingencies

Shareholders' Equity
   Preferred Stock, $.01 Par Value, 10,000,000 Shares
     Authorized, None Issued and Outstanding                                      -              -
   Common Stock, No Par Value, 100,000,000 Shares
     Authorized, 22,007,552 and 21,868,877 Shares
     Issued and Outstanding                                                 281,088        276,945
   Notes Receivable from Shareholders                                        (5,444)        (6,407)
   Accumulated Other Comprehensive Income                                    16,715         16,185
   Retained Earnings                                                        251,377        191,100
                                                                         ----------     ----------
                                                                            543,736        477,823
                                                                         ----------     ----------
                       Total Liabilities and Shareholders' Equity        $  545,445     $  479,685
                                                                         ==========     ==========

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8, pages 44-63.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Operations
                                 (In Thousands)

                                                                           For the Years Ended December 31,
                                                                       ----------------------------------------
                                                                          2003           2002           2001
                                                                          ----           ----           ----
Revenue:
   Dividends from Subsidiaries (a)                                     $   61,348     $   27,804     $   21,074
                                                                       ----------     ----------     ----------
                        Total Revenue                                      61,348         27,804         21,074
                                                                       ----------     ----------     ----------

Other Expenses                                                                778          1,062          1,248
                                                                       ----------     ----------     ----------
                        Total Expenses                                        778          1,062          1,248
                                                                       ----------     ----------     ----------

Minority Interest:  Distributions on Company
   Mandatorily Redeemable Preferred Securities of Subsidiary Trust              -              -          2,749
                                                                       ----------     ----------     ----------
Income, Before Income Taxes and Equity in Earnings of
   Unconsolidated Subsidiaries                                             60,570         26,742         17,077
Income Tax Benefit                                                           (272)          (372)        (1,399)
                                                                       ----------     ----------     ----------
Income, Before Equity in Earnings of Unconsolidated
   Subsidiaries                                                            60,842         27,114         18,476
Equity in Earnings of Unconsolidated Subsidiaries                            (565)         8,891         12,083
                                                                       ----------     ----------     ----------
   Net Income                                                          $   60,277     $   36,005     $   30,559
                                                                       ==========     ==========     ==========

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8, pages 44-63.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                             Schedule II, Continued
                  Condensed Financial Information of Registrant
                                  (Parent Only)
                            Statements of Cash Flows
                                 (In Thousands)

                                                                                        For the Years Ended December 31,
                                                                                    ----------------------------------------
                                                                                       2003           2002           2001
                                                                                       ----           ----           ----
Cash Flows From Operating Activities:
      Net Income                                                                    $   60,277     $   36,005     $   30,559
      Adjustments to Reconcile Net Income to Net
      Cash Provided (Used) by Operating Activities:
             Equity in Earnings of Unconsolidated Subsidiaries                             565         (8,891)       (12,083)
             Change in Other Liabilities                                                  (188)            39           (611)
             Change in Other Assets                                                          -              -              3
             Change in Income Taxes Payable                                                 35          1,936        (20,911)
             Tax Benefit from Exercise of Employee Stock Options                           889          1,251         25,799
                                                                                    ----------     ----------     ----------
                      Net Cash Provided by Operating Activities                         61,578         30,340         22,756
                                                                                    ----------     ----------     ----------
Cash Flows Used by Investing Activities:
      Net Transfers to Subsidiaries (a)                                                (65,794)       (34,367)      (119,679)
                                                                                    ----------     ----------     ----------
                      Net Cash Used by Investing Activities                            (65,794)       (34,367)      (119,679)
                                                                                    ----------     ----------     ----------
Cash Flows From Financing Activities:
      Net Proceeds From Public Offering of Common Stock                                      -              -        114,518
      Repayments on Loans Payable                                                            -              -        (22,000)
      Proceeds from Exercise of Employee Stock Options                                   2,057            864          3,041
      Proceeds from Collection of Notes Receivable                                       2,028            983          1,072
      Proceeds from Shares Issued Pursuant to Stock Purchase Plans                         432          4,327             46
      Cost of Common Stock  Repurchased                                                   (300)        (2,023)             -
                                                                                    ----------     ----------     ----------
                      Net Cash Provided by Financing Activities                          4,217          4,151         96,677
                                                                                    ----------     ----------     ----------

Net Increase (Decrease) in Cash and Equivalents                                              1            124           (246)
Cash and Cash Equivalents at Beginning of Year                                             124              -            246
                                                                                    ----------     ----------     ----------
Cash and Cash Equivalents at End of Year                                            $      125     $      124     $        -
                                                                                    ==========     ==========     ==========
Cash Dividends Received From Unconsolidated Subsidiaries                            $   61,348     $   27,804     $   21,074
                                                                                    ==========     ==========     ==========
Non-Cash Transactions:
      Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange
        for Notes Receivable                                                        $    1,065     $    4,017     $    2,158

(a) This item has been eliminated in the Company's Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8, pages 44-63.

            Philadelphia Consolidated Holding Corp. and Subsidiaries
               Schedule III - Supplementary Insurance Information
          As of and For the Year Ended December 31, 2003, 2002 and 2001
                                 (In Thousands)

     COLUMN A               COLUMN B        COLUMN C        COLUMN D        COLUMN          COLUMN F
                                              Future
                                              Policy
                             Deferred       Benefits,                      Other Policy
                              Policy         Losses,                        Claims and
                           Acquisition      Claims and      Unearned         Benefits        Premium
     Segment                  Costs       Loss Expenses     Premiums         Payable         Revenue
     -------              ------------    -------------     --------       ------------     ---------
2003:
   Commercial Lines         $       -       $ 477,483       $ 309,596                       $ 428,063
   Specialty Lines                  -         136,000          71,743                         109,206
   Personal Lines                   -          13,603          41,250                          34,310
   Corporate                   56,288               -               -                               -
                            ---------       ---------       ---------                       ---------
Total                       $  56,288       $ 627,086       $ 422,589                       $ 571,579
                            =========       =========       =========                       =========

2002:
   Commercial Lines         $       -       $ 337,791       $ 214,021                       $ 300,057
   Specialty Lines                  -          96,837          55,251                          85,672
   Personal Lines                   -          10,920          36,821                          35,457
   Corporate                   61,272               -               -                               -
                            ---------       ---------       ---------                       ---------
Total                       $  61,272       $ 445,548       $ 306,093                       $ 421,186
                            =========       =========       =========                       =========

2001:
   Commercial Lines         $       -       $ 212,134       $ 124,522                       $ 189,835
   Specialty Lines                  -          82,735          39,725                          68,156
   Personal Lines                   -           7,864          33,592                          38,102
   Corporate                   41,526               -               -                               -
                            ---------       ---------       ---------                       ---------
Total                       $  41,526       $ 302,733       $ 197,839                       $ 296,093
                            =========       =========       =========                       =========

     COLUMN A               COLUMN G        COLUMN H        COLUMN I         COLUMN J       COLUMN K
                                            Benefits,      Amortization
                                             Claims,       of Deferred
                               Net         Losses, and       Policy           Other
                            Investment      Settlement     Acquisition      Operating       Premiums
     Segment                  Income        Expenses          Costs         Expenses         Written
     -------                ----------     -----------     ------------     ---------       ---------
2003:
   Commercial Lines         $       -       $ 273,487       $       -       $       -       $ 460,382
   Specialty Lines                  -          65,075               -               -         108,308
   Personal Lines                   -          20,615               -               -          30,671
   Corporate                   38,806               -         109,888          53,024               -
                            ---------       ---------       ---------       ---------       ---------
Total                       $  38,806       $ 359,177       $ 109,888       $  53,024       $ 599,361
                            =========       =========       =========       =========       =========

2002:
   Commercial Lines         $       -       $ 202,604       $       -       $       -       $ 384,060
   Specialty Lines                  -          43,310               -               -         101,618
   Personal Lines                   -          21,519               -               -          37,493
   Corporate                   37,516               -         108,097          21,821               -
                            ---------       ---------       ---------       ---------       ---------
Total                       $  37,516       $ 267,433       $ 108,097       $  21,821       $ 523,171
                            =========       =========       =========       =========       =========

2001:
   Commercial Lines         $       -       $ 117,429       $       -       $       -       $ 223,700
   Specialty Lines                  -          42,840               -               -          69,772
   Personal Lines                   -          19,386               -               -          40,345
   Corporate                   32,426               -          80,239          16,781               -
                            ---------       ---------       ---------       ---------       ---------
Total                       $  32,426       $ 179,655       $  80,239       $  16,781       $ 333,817
                            =========       =========       =========       =========       =========

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                            Schedule IV - Reinsurance
                                 Earned Premiums
              For the Years Ended December 31, 2003, 2002 and 2001
                             (Dollars in Thousands)

         COLUMN A                         COLUMN B         COLUMN C           COLUMN D         COLUMN E          COLUMN F
         --------                         --------         --------           --------         --------          --------
                                                        Ceded to Other      Assumed from                   Percentage of Amount
                                        Gross Amount       Companies      Other Companies     Net Amount      Assumed to Net
                                        ------------    --------------    ---------------    -----------   --------------------
2003

Property and Casualty Insurance         $    784,445    $      217,919    $         5,053    $   571,579           0.9%

                                        ============    ==============    ===============    ===========           ====
2002

Property and Casualty Insurance         $    550,443    $      134,299    $         5,042    $   421,186           1.2%
                                        ============    ==============    ===============    ===========           ====
2001

Property and Casualty Insurance         $    409,814    $      124,970    $        11,249    $   296,093           3.8%
                                        ============    ==============    ===============    ===========           ====

            Philadelphia Consolidated Holding Corp. and Subsidiaries
                Schedule VI - Supplemental Information Concerning
                    Property - Casualty Insurance Operations
         As of and For the Years Ended December 31, 2003, 2002 and 2001
                             (Dollars in Thousands)

                                            Reserve for
                             Deferred      Unpaid Claims
                              Policy         and Claim      Discount if                         Net             Net
   Affiliation with         Acquisition     Adjustment      any deducted      Unearned         Earned       Investment
      Registrant               Costs         Expenses       in Column C       Premiums        Premiums        Income

        COLUMN A             COLUMN B        COLUMN C         COLUMN D        COLUMN E        COLUMN F       COLUMN G
Consolidated Property -
Casualty Entities

December 31, 2003           $    56,288    $     627,086       $    0         $ 422,589       $571,579      $   38,806

December 31, 2002           $    61,272    $     445,548       $    0         $ 306,093       $421,186      $   37,516

December 31, 2001           $    41,526    $     302,733       $    0         $ 197,839       $296,093      $   32,426

                            Claims and Claims Adjustment
                            Expenses Incurred Related to
                                                                             Paid Claims
                                                                                 and
                                (1)             (2)        Amortization of      Claim
    Affiliation with          Current          Prior       deferred policy    Adjustment     Net Written
       Registrant              Year            Year        acquisition costs   Expenses       Premiums

      COLUMN A                       COLUMN H                 COLUMN I        COLUMN J        COLUMN K
Consolidated Property -
Casualty Entities

December 31, 2003           $   314,609    $      44,568    $    109,888      $ 237,393       $599,361

December 31, 2002           $   239,834    $      27,599    $    108,097      $ 157,856       $523,171

December 31, 2001           $   166,220    $      13,435    $     80,239      $ 124,985       $333,817

            PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

                                  Exhibit Index

                      For the Year Ended December 31, 2003


Exhibit No.      Description
-----------      -----------
  10.59          Casualty Semi-Automatic Excess of Loss Reinsurance Contract
                 with Endurance Specialty Insurance, Ltd. effective March 1,
                 2003 RE: Philadelphia Insurance Company Master Policy
                 PHUB015555 and Philadelphia Indemnity Insurance Company Master
                 Policy PHUB015555-01.

  10.60 Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1,
                 2003 RE: Philadelphia Insurance Company Master Policy
                 PHUB015557 and Philadelphia Indemnity Insurance Company Master
                 Policy PHUB015557-01.

  10.61 Non Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and
                 Liabilities Agreement (s) effective June 1, 2003.

  10.62 Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and
                 Liabilities Agreement (s) effective June 1, 2003.

  10.63          Excess Catastrophe Reinsurance Contract with Federal Insurance
                 Company through Chubb Re, Inc. effective June 1, 2003.

  10.64          Whole Account Net Quota Share Reinsurance Contract with
                 Federal Insurance Company through Chubb Re, Inc. and Swiss
                 Reinsurance America Corporation effective April 1, 2003.

  11             Statement regarding computation of earnings per share.

  21             List of Subsidiaries of the Registrant.

  23             Consent of PricewaterhouseCoopers LLP.

  24             Power of Attorney

  31.1 Certification of the Company's chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of the Company's chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of the Company's chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of the Company's chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1 Report of Independent Auditors of PricewaterhouseCoopers LLP on Financial Statement Schedules.