Form 10-Q
period 2004-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2004-05-07
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

YES: [X]      NO: [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2004.

Common Stock, no par value, 22,032,397 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX

For the Quarterly Period Ended March 31, 2004

Part I - Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets – March 31, 2004 and December 31, 2003	3
Consolidated Statements of Operations and Comprehensive Income - For the three months ended March 31, 2004 and 2003	4
Consolidated Statements of Changes in Shareholders’ Equity - For the three months ended March 31, 2004 and year ended December 31, 2003	5
Consolidated Statements of Cash Flows - For the three months ended March 31, 2004 and 2003	6
Notes to Consolidated Financial Statements	7-12
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.
Controls and Procedures	21
Part II - Other Information	22-23
Signatures	24
CEO CERTIFICATION PURSUANT TO SECTION 302
CFO CERTIFICATION PURSUANT TO SECTION 302
CEO CERTIFICATION PURSUANT TO SECTION 1350
CFO CERTIFICATION PURSUANT TO SECTION 1350

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,162,540 AND $1,066,523)	$1,186,934	$1,081,694
EQUITY SECURITIES AT MARKET (COST $99,939 AND $79,813)	111,125	90,358

TOTAL INVESTMENTS	1,298,059	1,172,052
CASH AND CASH EQUIVALENTS	64,743	73,942
ACCRUED INVESTMENT INCOME	12,195	11,008
PREMIUMS RECEIVABLE	165,281	179,509
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	287,208	292,157
DEFERRED INCOME TAXES	15,169	19,176
DEFERRED ACQUISITION COSTS	69,357	56,288
PROPERTY AND EQUIPMENT, NET	18,027	16,821
GOODWILL	25,724	25,724
OTHER ASSETS	19,314	22,354

TOTAL ASSETS	$1,975,077	$1,869,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$673,535	$627,086
UNEARNED PREMIUMS	433,809	422,589

TOTAL POLICY LIABILITIES AND ACCRUALS	1,107,344	1,049,675
FUNDS HELD PAYABLE TO REINSURER	115,353	110,011
LOANS PAYABLE	47,062	48,482
PREMIUMS PAYABLE	39,887	35,044
OTHER LIABILITIES	88,976	82,083

TOTAL LIABILITIES	1,398,622	1,325,295

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 22,033,897 AND 22,007,552 SHARES ISSUED AND OUTSTANDING	281,951	281,088
NOTES RECEIVABLE FROM SHAREHOLDERS	(5,046)	(5,444)
ACCUMULATED OTHER COMPREHENSIVE INCOME	23,127	16,715
RETAINED EARNINGS	276,423	251,377

TOTAL SHAREHOLDERS’ EQUITY	576,455	543,736

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,975,077	$1,869,031

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
REVENUE:
NET EARNED PREMIUMS	$168,784	$148,362
NET INVESTMENT INCOME	9,973	9,805
NET REALIZED INVESTMENT GAIN (LOSS)	1,778	(1,133)
OTHER INCOME	1,382	661

TOTAL REVENUE	181,917	157,695

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	130,686	103,085
NET REINSURANCE RECOVERIES	(34,443)	(12,725)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	96,243	90,360
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	47,354	46,420
OTHER OPERATING EXPENSES	1,769	1,674

TOTAL LOSSES AND EXPENSES	145,366	138,454

INCOME BEFORE INCOME TAXES	36,551	19,241

INCOME TAX EXPENSE (BENEFIT):
CURRENT	10,950	7,764
DEFERRED	555	(1,756)

TOTAL INCOME TAX EXPENSE	11,505	6,008

NET INCOME	$25,046	$13,233

OTHER COMPREHENSIVE INCOME, (LOSS), NET OF TAX:
HOLDING GAIN, (LOSS) ARISING DURING PERIOD	$7,568	$(3,941)
RECLASSIFICATION ADJUSTMENT	(1,156)	736

OTHER COMPREHENSIVE INCOME, (LOSS)	6,412	(3,205)

COMPREHENSIVE INCOME	$31,458	$10,028

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$1.14	$0.61

DILUTED EARNINGS PER SHARE	$1.08	$0.59

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,018,270	21,865,269
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	1,082,611	562,552

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	23,100,881	22,427,821

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Three
	Months Ended	For the Year Ended
	March 31, 2004	December 31,
	(Unaudited)	2003
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	22,007,552	21,868,877
EXERCISE OF EMPLOYEE STOCK OPTIONS	26,000	99,875
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	345	38,800

BALANCE AT END OF PERIOD	22,033,897	22,007,552

TREASURY SHARES:
BALANCE AT BEGINNING OF YEAR	—	—
SHARES REPURCHASED PURSUANT TO AUTHORIZATION	—	10,000
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	(6,500)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	—	(3,500)

BALANCE AT END OF PERIOD	—	—

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$281,088	$276,945
EXERCISE OF EMPLOYEE STOCK OPTIONS	819	2,852
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	44	1,291

BALANCE AT END OF PERIOD	281,951	281,088

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(5,444)	(6,407)
NOTES RECEIVABLE (ISSUED) FORFEITURES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	25	(1,065)
COLLECTION OF NOTES RECEIVABLE	373	2,028

BALANCE AT END OF PERIOD	(5,046)	(5,444)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	16,715	16,185
OTHER COMPREHENSIVE INCOME, NET OF TAXES	6,412	530

BALANCE AT END OF PERIOD	23,127	16,715

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	251,377	191,100
NET INCOME	25,046	60,277

BALANCE AT END OF PERIOD	276,423	251,377

COMMON STOCK HELD IN TREASURY:
BALANCE AT BEGINNING OF YEAR	—	—
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	94
COMMON SHARES REPURCHASED	—	(300)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	—	206

BALANCE AT END OF PERIOD	—	—

TOTAL SHAREHOLDERS’ EQUITY	$576,455	$543,736

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$25,046	$13,233
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	(1,778)	1,133
DEPRECIATION AND AMORTIZATION EXPENSE	3,131	1,724
DEFERRED INCOME TAX EXPENSE, (BENEFIT)	555	(1,756)
CHANGE IN PREMIUMS RECEIVABLE	14,228	(290)
CHANGE IN OTHER RECEIVABLES	3,761	(779)
CHANGE IN DEFERRED ACQUISITION COSTS	(13,069)	(1,774)
CHANGE IN INCOME TAXES PAYABLE	8,612	5,450
CHANGE IN OTHER ASSETS	1,743	(4,256)
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	46,449	41,647
CHANGE IN UNEARNED PREMIUMS	11,220	20,297
CHANGE IN FUNDS HELD PAYABLE TO REINSURER	5,342	—
CHANGE IN OTHER LIABILITIES	1,753	7,347
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	387	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	107,380	81,976

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	17,051	6,504
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	33,972	47,509
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	8,853	3,053
COST OF FIXED MATURITIES ACQUIRED	(146,682)	(150,325)
COST OF EQUITY SECURITIES ACQUIRED	(26,889)	(1,850)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(2,338)	(1,104)

NET CASH USED FOR INVESTING ACTIVITIES	(116,033)	(96,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM LOANS PAYABLE	20,084	15,161
REPAYMENTS ON LOANS PAYABLE	(21,504)	(4,957)
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	432	—
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	69	19
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	373	396
COST OF COMMON STOCK REPURCHASED	—	(300)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(546)	10,319

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,199)	(3,918)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73,942	42,002

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,743	$38,084

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$2,650	$1,930
INTEREST	$145	$134
NON-CASH TRANSACTIONS:
ISSUANCE (FORFEITURES) OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$(25)	$(59)

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of the information set forth therein. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.

2.	Investments

The carrying amounts for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers. At March 31, 2004, the Company held no derivative financial instruments or embedded financial derivatives.

The Company performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, except interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three months ended March 31, 2004 and 2003 were $0 million and $0.9 million, respectively, as a result of the Company’s other than temporary impairment evaluation.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three months ended March 31, 2004 and 2003 were $1.0 million and $0.6 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table (in thousands) identifies the period of time securities with an unrealized loss at March 31, 2004 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $4.8 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $20.6 million. No issuer of securities or industry represents more than 5.8% and 18.2%, respectively, of the total estimated fair value, or 18.6% and 46.9%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$604	$5	$—	$—	$604	$5
Obligations of States and Political Subdivisions	71,993	884	—	—	71,993	884
Corporate and Bank Debt Securities	17,557	185	—	—	17,557	185
Asset Backed Securities	10,647	401	15,377	5,049	26,024	5,450
Mortgage Pass-Through Securities	7,584	147	—	—	7,584	147
Collateralized Mortgage Obligations	11,418	113	693	145	12,111	258

Total Fixed Maturities Available for Sale	119,803	1,735	16,070	5,194	135,873	6,929

Equity Securities	18,752	1,928	—	—	18,752	1,928

Total Investments	$138,555	$3,663	$16,070	$5,194	$154,625	$8,857

Based upon the Company’s impairment evaluation as of March 31, 2004, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

3.	Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. At March 31, 2004 and December 31, 2003, the carrying value of the securities on deposit totaled $15.3 million and $15.5 million, respectively.

Additionally, the Insurance Subsidiaries have investments, principally asset backed securities, which collateralize the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 7. The carrying value of these investments was $56.7 million and $59.1 million as of March 31, 2004 and December 31, 2003, respectively.

4.	Goodwill

The carrying amount of goodwill is subject to an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). As a result of the impairment analysis, no change in the carrying amount of goodwill was recorded by the Company for the year ended December 31, 2003. No events have occurred or circumstances have arisen subsequent to December 31, 2003 that would necessitate the Company to perform an interim impairment test. Consequently no change in the carrying amount of goodwill has been recorded for the three months ended March 31, 2004.

5.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events which have occurred. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and, industry data and considering other factors such as legal, social, and economic developments. The methods of making such estimates and establishing the resulting liabilities are regularly reviewed and updated and any adjustments there from are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2004, the related adjustments could have a material adverse impact on the Company’s financial condition, and results of operations.

6.	Funds Held Payable To Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all of the Company’s lines of business on policies effective April 1, 2003 through December 31, 2003, and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. The Company receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. The interest credit (expense), which is included in net investment income, was $1.1 million for the three months ended March 31, 2004.

Pursuant to the quota share reinsurance agreement, the Company ceded $18.3 million of net written premiums, $38.9 million of net earned premiums and $22.8 million in net loss and loss adjustment expenses for the three months ended March 31, 2004. In addition, the Company earned $15.3 million in ceding commissions during the three months ended March 31, 2004.

7.	Loans Payable

As of March 31, 2004, the Company had aggregate borrowings of $47.1 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months from inception. The proceeds from these borrowings are invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

8.	Earnings Per Share

Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three months ended March 31, 2004 and 2003, respectively (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2004	2003
Weighted-Average Common Shares Outstanding	22,018	21,865
Weighted-Average Share Equivalents Outstanding	1,083	563

Weighted-Average Shares and Share Equivalents Outstanding	23,101	22,428

Net Income	$25,046	$13,233

Basic Earnings per Share	$1.14	$0.61

Diluted Earnings per Share	$1.08	$0.59

9.	Income Taxes

The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

10.	Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and the Company’s stock purchase plans. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied for the three months ended March 31, 2004 and 2003, respectively:

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net Income As Reported	$25,046	$13,233
Assumed Stock Compensation Cost	(794)	(688)

Pro Forma Net Income	$24,252	$12,545

Basic Earnings Per Share:
As Reported	$1.14	$0.61

Pro Forma	$1.10	$0.57

Diluted Earnings Per Share:
As Reported	$1.08	$0.59

Pro Forma	$1.05	$0.56

11.	Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limited loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on premiums written and earned is as follows (See Note 6):

(In thousands)

For the Three Months Ended March 31, 2004

	Written	Earned
Direct Business	$250,861	$239,087
Reinsurance Assumed	1,576	2,130
Reinsurance Ceded	52,495	72,433

Net Premiums	$199,942	$168,784

% Assumed of Net	0.8%	1.3%

For the Three Months Ended March 31, 2003

	Written	Earned
Direct Business	$192,312	$172,311
Reinsurance Assumed	970	675
Reinsurance Ceded	21,634	24,624

Net Premiums	$171,648	$148,362

% Assumed of Net	0.6%	0.5%

12.	Commitments and Contingencies

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any other pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

13.	Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three months ended March 31, 2004 and 2003 was ($4.1) million and $2.1 million, respectively. The related tax effect of Reclassification Adjustments for the three months ended March 31, 2004 and 2003 was $0.6 million and ($0.4) million, respectively.

14.	Segment Information

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

Following is a tabulation of business segment information for the three months ended March 31, 2004 and 2003. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
March 31, 2004:
Gross Written Premiums	$175,072	$47,393	$29,972	$—	$252,437

Net Written Premiums	$142,278	$39,950	$17,714	$—	$199,942

Revenue:
Net Earned Premiums	$131,057	$29,313	$8,414	$—	$168,784
Net Investment Income	—	—	—	9,973	9,973
Net Realized Investment Gain	—	—	—	1,778	1,778
Other Income	—	—	1,143	239	1,382

Total Revenue	131,057	29,313	9,557	11,990	181,917

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	73,909	18,055	4,279	—	96,243
Acquisition Costs and Other Underwriting Expenses	—	—	—	47,354	47,354
Other Operating Expenses	—	—	245	1,524	1,769

Total Losses and Expenses	73,909	18,055	4,524	48,878	145,366

Income Before Income Taxes	57,148	11,258	5,033	(36,888)	36,551
Total Income Tax Expense	—	—	—	11,505	11,505

Net Income	$57,148	$11,258	$5,033	$(48,393)	$25,046

Total Assets	$—	$—	$291,466	$1,683,611	$1,975,077

March 31, 2003:
Gross Written Premiums	$127,897	$40,387	$24,998	$—	$193,282

Net Written Premiums	$120,353	$37,317	$13,978	$—	$171,648

Revenue:
Net Earned Premiums	$109,258	$29,118	$9,986	$—	$148,362
Net Investment Income	—	—	—	9,805	9,805
Net Realized Investment Loss	—	—	—	(1,133)	(1,133)
Other Income	—	—	580	81	661

Total Revenue	109,258	29,118	10,566	8,753	157,695

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	65,938	18,641	5,781	—	90,360
Acquisition Costs and Other Underwriting Expenses	—	—	—	46,420	46,420
Other Operating Expenses	—	—	325	1,349	1,674

Total Losses and Expenses	65,938	18,641	6,106	47,769	138,454

Income Before Income Taxes	43,320	10,477	4,460	(39,016)	19,241
Total Income Tax Expense	—	—	—	6,008	6,008

Net Income	$43,320	$10,477	$4,460	$(45,024)	$13,233

Total Assets	$—	$—	$232,292	$1,226,511	$1,458,803

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

General

Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include, but are not limited to:

•	Industry factors — Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company’s strategy is to focus on underwriting profits, and accordingly the Company’s marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

•	Competition — The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

•	Financial Strength Rating — If A.M. Best Company downgrades the rating of the Company’s insurance subsidiaries the Company may not be able to compete as effectively with its commercial and specialty lines competitors.

•	Regulation — The Company’s insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

•	Litigation — Adverse rulings in any material litigation to which the Company is a party could materially affect its financial position and results of operations.

•	Inflation — Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts is known.

•	Investment Risk — Substantial future increases in interest rates could result in a decline in the market value of the Company’s investment portfolio and resulting losses and/or reduction in shareholders’ equity.

•	Claims development and the process of estimating loss reserves – Estimating the Company’s ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgmental process, inasmuch as the amounts of any ultimate liability of the Company with respect to such claims are based on management’s informed estimates and judgments using data currently available.

•	Catastrophe Exposure – The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events. It is possible that a catastrophic event could adversely impact profitability.

•	Reinsurance – The adequacy of reinsurance coverage which may be obtained by the Company and the ability and willingness of the Company’s reinsurers to pay.

The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Investments

The Company’s investment objective is the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of March 31, 2004, approximately 88.0% and 7.6% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 87.8% and 6.6%, respectively, at December 31, 2003.

During 2004 the relative percentage investment in tax-exempt fixed maturity securities versus taxable fixed maturity securities increased, due to the Company taking advantage of the more favorable after-tax yields. As of March 31, 2004, on a cost basis, investment grade tax-exempt fixed maturity securities represented 39.6% of the total invested assets, compared to 39.2% as of the end of 2003.

Asset backed, mortgage pass through, and collateralized mortgage obligation securities, on a cost basis, amounted to $167.1 million, $183.0 million and $47.6 million, respectively, as of March 31, 2004 and $183.0 million, $159.2 million and $53.8 million, respectively, as of December 31, 2003. The asset backed, mortgage pass through, and collateralized mortgage obligation investments are amortizing securities possessing favorable prepayment risk and/or extension profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; or changes in laws and/or regulations have impacted an issuer or industry. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. Such non-cash realized investment losses resulted from other than temporary declines in the fair value of certain holdings in the Company’s common stock portfolio occurring primarily in the fourth quarter of 2002 and the first quarter of 2003. The Company primarily attributes these other than temporary declines in fair value to the uncertain economic climate, the overhang of corporate governance issues, and the high profile bankruptcies occurring during 2002 into early 2003.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (“EITF”) in EITF 99-20. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.0 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively. These non-cash realized investment losses were primarily due to investments in collateralized bond obligations as a result of the non investment grade default rates which remain higher than historic averages.

The Company’s fixed maturity portfolio amounted to $1,186.9 million and $1,081.7 million, as of March 31, 2004 and December 31, 2003, respectively, of which 98.3% and 98.6% of the portfolio for as of March 31, 2004 and December 31, 2003, respectively, was comprised of investment grade securities. From the fourth quarter of 2001

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

into early 2003 following the war in Iraq, U.S. investment grade securities experienced varying price and ratings volatility, having been affected by the uncertain economic climate, corporate governance issues, and the subsequent stream of corporate scandals and high profile bankruptcies. More recently certain sectors of the investment grade security market have continued to lag despite a return to a more favorable economic climate. However, the high quality of the Company’s overall “AA+” rated fixed maturity portfolio, has mitigated potential volatility. The Company had fixed maturity investments with unrealized losses amounting to $6.9 million and $10.6 million as of March 31, 2004 and December 31, 2003, respectively. Of these amounts, interests in securitized assets had unrealized losses amounting to $5.8 million and $9.2 million as of March 31, 2004 and December 31, 2003, respectively. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF.

The following table identifies the period of time securities with an unrealized loss at March 31, 2004 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $4.8 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $20.6 million. No issuer of securities or industry represents more than 5.8% and 18.2%, respectively, of the total estimated fair value, or 18.6% and 46.9%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Gross Unrealized Losses (1)
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$0.8	$0.3	$1.1	$0.3	$1.4
3 – 6 months	0.1	—	0.1	1.6	1.7
6 – 9 months	—	0.2	0.2	—	0.2
9 – 12 months	0.2	0.1	0.3	—	0.3
12 – 18 months	—	—	—	—	—
18 – 24 months	—	2.8	2.8	—	2.8
> 24 months	—	2.4	2.4	—	2.4

Total Gross Unrealized Losses	$1.1	$5.8	$6.9	$1.9	$8.8

Estimated fair value of securities with a gross unrealized loss	$90.2	$45.7	$135.9	$18.7	$154.6

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The following table presents certain information with respect to individual securities with a significant unrealized loss position as of March 31, 2004.

	Significant Unrealized Losses by Security
	(in millions)
Issuer	Security Type	Carrying Value	Unrealized Loss (1)
Batterson Park CBO I CLC 144A	Equity Security-Equity Tranche of Securitized Asset	$0.0	$1.2
Conseco Fin SEC Corp 2000-4 M1	Fixed Maturity – Interest in Securitized Assets	0.5	1.6
Conseco Fin SEC Corp SER 2000-4 M2	Fixed Maturity – Interest in Securitized Assets	0.1	1.0
Greentree Financial Corp. 99-2 B1	Fixed Maturity – Interest in Securitized Assets	0.2	1.6

		$0.8	$5.4

(1)	Based upon the Company’s impairment evaluation as of March 31, 2004 utilizing cash flow assumptions of the supporting collateral, estimated default and recovery rates it was concluded that the remaining unrealized losses in the Gross Unrealized Losses and Significant Unrealized Losses by Security tables are temporary.

For the three months ended March 31, 2004 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.2 million and $0.1 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $2.8 million and $1.5 million, respectively. For the three months ended March 31, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0 million and $0.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $0 million and $1.4 million, respectively. The decision to sell these securities was based upon an assessment of economic conditions.

Results of Operations (Three Months ended March 31, 2004 vs. March 31, 2003)

     Premiums: Premium information for the three months ended March 31, 2004 vs. March 31, 2003 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Gross Written Premiums	$175.0	$47.4	$30.0	$252.4
2003 Gross Written Premiums	$127.9	$40.4	$25.0	$193.3
Percentage Increase	36.8%	17.3%	20.0%	30.6%
2004 Gross Earned Premiums	$178.8	$39.3	$23.1	$241.2
2003 Gross Earned Premiums	$120.7	$31.6	$20.7	$173.0
Percentage Increase	48.1%	24.4%	11.6%	39.4%

The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	In-force policy counts as of March 31, 2004 versus March 31, 2003 have increased 10.6% and 33.8% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts were approximately the same for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations. However, due to a recent termination of a brokering agreement, Liberty American has recently commenced writing a previously brokered homeowners product on a direct basis. Gross written premiums from this homeowners product approximated $2.4 million for the three months ended March 31, 2004. Firming prices in the property and casualty industry resulted in weighted average rate increases on renewal business approximating 4.3%, 2.8%, and 13.4% for the commercial, specialty and personal lines segments, respectively.

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2004 vs. March 31, 2003 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Net Written Premiums	$142.2	$40.0	$17.7	$199.9
2003 Net Written Premiums	$120.3	$37.3	$14.0	$171.6
Percentage Increase	18.2%	7.2%	26.4%	16.5%
2004 Net Earned Premiums	$131.1	$29.3	$8.4	$168.8
2003 Net Earned Premiums	$109.3	$29.1	$10.0	$148.4
Percentage Increase (Decrease)	19.9%	0.7%	(16.0%)	13.7%

The differing percentage changes in net premiums versus gross premiums for the commercial lines, specialty lines and personal lines segments during the quarter results primarily from the following change in the Company’s reinsurance program:

•	Effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written premium and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. The Company receives a provisional commission of 33.0% adjusted based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium, reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. During the three months ended March 31, 2004, the Company ceded $18.3 million of net written premiums and $38.9 million of net earned premiums.

     Net Investment Income Net investment income approximated $10.0 for the three months ended March 31, 2004 and $9.8 million for the same period of 2003. Total investments grew to $1,298.1 million at March 31, 2004 from $1,002.4 million at March 31, 2003. The growth in investment income is due to investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio increased to approximately 3.9 years at March 31, 2004, compared to 3.2 years at March 31, 2003 as a result of investing in overall “AAA” rated intermediate to longer tax exempt fixed income securities due to their perceived relative value to taxable alternatives. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.8% at March 31, 2004 and 2003, respectively. Net investment income was reduced by $1.1 million due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

     The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 1.82% and 0.97% for the three months ended March 31, 2004 and 2003, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 2.27% and 1.27% for the same periods, respectively. The Company expects some variation in its portfolio’s total

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

return compared to the index because of the differing sector, security and duration composition of its portfolio compared to the index.

     Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $1.8 million for the three months ended March 31, 2004 and ($1.1) million for the same period in 2003. The Company realized net investment gains of $0.5 million and $2.3 million from the sale of fixed maturity and equity securities, respectively, for the three months ended March 31, 2004, and $1.0 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluations.

     The Company realized $0.4 million in net investment gains from the sale of fixed maturity securities for the three months ended March 31, 2003. Additionally, $0.9 million and $0.6 million in non-cash realized investment losses were recorded for common stock and fixed maturity investments, respectively as a result of the Company’s impairment evaluations.

     Other Income: Other income approximated $1.4 million for the three months ended March 31, 2004 and $0.7 million for the same period of 2003. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company seeks to increase brokering activities in its personal lines segment as a means of diversifying its growth and managing property and related catastrophe loss exposures. However, a broker market recently terminated its brokering agreement with the Company. Other income from this brokering agreement amounted to $0.4 million and $2.6 million for the three months ended March 31, 2004 and year ended December 31, 2003, respectively. The Company is currently writing this previously brokered business on a direct basis (See Premiums).

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $5.8 million (6.4%) to $96.2 million for the three months ended March 31, 2004 from $90.4 million for the same period of 2003 and the loss ratio decreased to 57.0% in 2004 from 60.9% in 2003. This increase in net loss and loss adjustment expenses was due to the 13.8% growth in net earned premiums. The decrease in the loss ratio is primarily attributed to price increases realized on its renewal business and to a lesser extent a reduction in large property losses during the three months ended March 31, 2004 versus March 31, 2003. Additionally, during the three months ended March 31, 2004 the Company ceded $38.9 million of net earned premium and $22.8 million in net loss and loss adjustment expenses pursuant to the quota share reinsurance agreement (see Premiums).

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.0 million (2.2%) to $47.4 million for the three months ended March 31, 2004 from $46.4 million for the same period of 2003 and the expense ratio decreased to 28.1% in 2004 from 31.3% in 2003. The increase in acquisition costs and other underwriting expenses was due primarily to the 13.8% growth in net earned premiums. This increase was offset in part by and the decrease in the expense ratio is due primarily to ceding commissions earned under the quota share reinsurance agreement (See Premiums). For the three months ended March 31, 2004 the Company ceded $38.9 million of net earned premium and earned $15.3 million in ceding commission.

     Other Operating Expenses: Other operating expenses increased $0.1 million to $1.8 million for the three months ended March 31, 2004 from $1.7 million for the same period of 2003 as the Company continues to control its expenses during this period of premium growth.

     Income Tax Expense: The Company’s effective tax rate for the three months ended March 31, 2004 and 2003 was 31.5% and 31.2%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to total income before tax.

Liquidity and Capital Resources

     For the three months ended March 31, 2004, the Company’s investments experienced unrealized investment appreciation of $6.4 million, net of the related deferred tax expense of $3.5 million. At March 31, 2004, the Company had total investments with a carrying value of $1,298.1 million, of which 91.4% consisted of investments

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of amortizing securities possessing favorable pre-payment and/or extension risk profiles. The remaining 8.6% of the Company’s total investments consisted primarily of publicly traded common stock securities.

     The Company produced net cash from operations of $107.4 million and $82.0 million, respectively, for the three months ended March 31, 2004 and 2003. Sources of operating funds consist primarily of net premiums collected and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the three months ended March 31, 2004 was primarily generated from strong premium growth during the current year due to increases in the number of policies written and price increases realized on renewal business. Net loss and loss expense payments were $64.4 million and $48.5 million, respectively, for the three months ended March 31, 2004 and 2003. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

     Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. At March 31, 2004 the insurance subsidiaries’ borrowing capacity was $139.8 million. The insurance subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $47.1 million at March 31, 2004, bear interest at adjusted LIBOR, mature twelve months from inception and are collateralized by $56.7 million of the Company’s fixed maturity securities. The weighted-average interest rate on borrowings outstanding as of March 31, 2004 was 1.2%.

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

MARCH 31, 2004
EXPECTED MATURITY DATES
(In thousands, except average interest rate)

								TOTAL
								FAIR
	2004	2005	2006	2007	2008	Thereafter	TOTAL	VALUE
FIXED MATURITIES AVAILABLE FOR SALE:
Principal Amount	$100,613	$146,594	$121,433	$118,111	$163,617	$487,747	$1,134,115	$1,183,505
Book Value	$99,757	$149,288	$123,404	$119,405	$166,455	$500,938	$1,159,247	—
Average Interest Rate	3.92%	3.64%	3.53%	4.61%	4.26%	4.11%	4.05%	3.48%
PREFERRED:
Principal Amount	$1,500	$1,000	$3,500	—	—	$375	$6,375	$6,810
Book Value	$1,489	$1,040	$3,666	—	—	$376	$6,571	—
Average Interest Rate	6.06%	6.84%	6.33%	—	—	8.57%	6.48%	6.25%
SHORT-TERM INVESTMENTS:
Principal Amount	$59,172	—	—	—	—	—	$59,172	$59,172
Book Value	$59,172	—	—	—	—	—	$59,172	—
Average Interest Rate	1.19%	—	—	—	—	—	1.19%	1.19%
LOANS PAYABLE:
Principal Amount	$39,709	$7,353	—	—	—	—	$47,062	—
Average Interest Rate	1.18%	1.20%	—	—	—	—	1.18%	—

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer purchase of Equity Securities

     The Company’s purchases of its common stock during the first quarter of 2004 are shown in the following table:

				(c) Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares That
				Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number		(b) Average	Announced	Under the
	of Shares		Price Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
January 1 – January 31	400	(1)	$34.02	—	—
			—		$24,700,000 (2)
February 1 – February 29	200	(1)	$25.35	—	—
					$24,700,000 (2)
March 1 – March 31	200	(1)	$29.69	—	—

					$24,700,000 (2)
Total	800

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and were repurchased by the Company upon the Employee’s termination.

(2)	The Company’s total stock purchase authorization which was publicly announced in August 1998, amounts to $55.0 million, of which $30.3 million has been utilized.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit No.	Description
31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

b.	The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 2004 but did furnish the following reports:

Date of Report	Item Reported
February 12, 2004	Fourth Quarter Results December 31, 2003 and Regulation FD Disclosure

February 24, 2004	February 24, 2004 Investor Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date May 7, 2004	James J. Maguire, Jr. James J. Maguire, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date May 7, 2004	Craig P. Keller Craig P. Keller Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)