Form 10-Q
period 2004-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2004-08-09
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

YES ☒ NO: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO: ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2004.

Common Stock, no par value, 22,230,782 shares outstanding

EXPLANATORY NOTE

The Company has included the restated consolidated balance sheet and consolidated statement of changes in shareholders’ equity as of December 31, 2003, restated consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2003 and restated consolidated statement of cash flows for the six months ended June 30, 2003 in this Form 10-Q. The restatement records in prior periods a portion of the revenue and net income arising from profit commissions under two reinsurance contracts, one of which originally had been recorded in the fourth quarter 2003 and the other of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. The restatement is more fully described in Part I herein under “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1 of Part I in our consolidated unaudited financial statements and related notes, including, without limitation, in Note 2 thereto. References herein to those fiscal periods that have been restated are to the restated amounts. The Company intends to file an amended Form 10-K/A for the fiscal year ended December 31, 2003 and an amended Form 10-Q/A for each of the fiscal quarters ended June 30, 2003, September 30, 2003 and March 31, 2004 to reflect this restatement. In addition, the Company is currently evaluating the impact of this restatement, if any, on its 2002 and 2001 consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX

For the Quarterly Period Ended June 30, 2004

Part I -	Financial Information (unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets – June 30, 2004 and December 31, 2003 (restated)	4
	Consolidated Statements of Operations and Comprehensive Income - For the three and six months ended June 30, 2004 and 2003 (restated)	5
	Consolidated Statements of Changes in Shareholders’ Equity - For the six months ended June 30, 2004 and year ended December 31, 2003 (restated)	6
	Consolidated Statements of Cash Flows - For the six months ended June 30, 2004 and 2003 (restated)	7
	Notes to Consolidated Financial Statements	8-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
Part II -	Other Information
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures		37
WHOLE ACCOUNT NET QUOTA SHARE REINSURANCE CONTACT EFFECTIVE 1/1/04
FLORIDA HURRICANE CATASTROPHE FUND AMENDED REINSURANCE CONTRACT 6/1/04
CASULTY EXCESS OF LESS REINSURACE CONTRACT EFFECTIVE 1/1/04
PROPERTY PER RISK 1ST & 2ND EXCESS REINSURANCE CONTRACT EFFECTIVE 1/1/04
AMENDED & RESTATED EMPLOYMENT AGREEMENT WITH JAMES J. MAGUIRE EFFECTIVE 1/1/04
CERTIFICATION OF CEO PURSUANT TO SECTION 302 SARBANES-OXLEY ACT 2002
CERTIFICATION OF CFO PURSUANT TO SECTION 302 SARBANES-OXLEY ACT 2002
CERTIFICATION OF CEO PURSUANT TO SECTION 906 SARBANES-OXLEY ACT 2002
CERTIFICATION OF CFO PURSUANT TO SECTION 906 SARBANES-OXLEY ACT 2002

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	As of
	June 30,	December 31,
	2004	2003
		(Restated)
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,207,461 AND $1,066,523)	$1,202,002	$1,081,694
EQUITY SECURITIES AT MARKET (COST $110,435 AND $79,813)	123,392	90,358

TOTAL INVESTMENTS	1,325,394	1,172,052
CASH AND CASH EQUIVALENTS	95,205	73,942
ACCRUED INVESTMENT INCOME	12,424	11,008
PREMIUMS RECEIVABLE	181,787	179,509
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	286,573	292,157
DEFERRED INCOME TAXES	26,654	19,176
DEFERRED ACQUISITION COSTS	78,770	56,288
PROPERTY AND EQUIPMENT, NET	18,563	16,821
GOODWILL	25,724	25,724
OTHER ASSETS	28,429	25,293

TOTAL ASSETS	$2,079,523	$1,871,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$726,771	$627,086
UNEARNED PREMIUMS	455,468	422,589

TOTAL POLICY LIABILITIES AND ACCRUALS	1,182,239	1,049,675
FUNDS HELD PAYABLE TO REINSURER	118,388	110,011
LOANS PAYABLE	44,185	48,482
PREMIUMS PAYABLE	42,728	35,044
OTHER LIABILITIES	95,672	83,112

TOTAL LIABILITIES	1,483,212	1,326,324

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 22,230,782 AND 22,007,552 SHARES ISSUED AND OUTSTANDING	291,340	281,088
NOTES RECEIVABLE FROM SHAREHOLDERS	(6,617)	(5,444)
ACCUMULATED OTHER COMPREHENSIVE INCOME	4,874	16,715
RETAINED EARNINGS	306,714	253,287

TOTAL SHAREHOLDERS’ EQUITY	596,311	545,646

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,079,523	$1,871,970

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
REVENUE:
NET EARNED PREMIUMS	$189,563	$123,349	$360,985	$271,711
NET INVESTMENT INCOME	10,800	9,370	20,773	19,175
NET REALIZED INVESTMENT GAIN (LOSS)	(1,061)	(650)	717	(1,783)
OTHER INCOME	829	1,040	2,211	1,701

TOTAL REVENUE	200,131	133,109	384,686	290,804

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	136,520	124,293	267,206	227,378
NET REINSURANCE RECOVERIES	(29,203)	(31,267)	(63,646)	(43,992)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	107,317	93,026	203,560	183,386
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	51,272	32,158	98,626	78,578
OTHER OPERATING EXPENSES	2,642	1,632	4,411	3,306

TOTAL LOSSES AND EXPENSES	161,231	126,816	306,597	265,270

INCOME BEFORE INCOME TAXES	38,900	6,293	78,089	25,534

INCOME TAX EXPENSE (BENEFIT):
CURRENT	13,889	7,889	25,763	15,653
DEFERRED	(1,656)	(6,459)	(1,101)	(8,215)

TOTAL INCOME TAX EXPENSE	12,233	1,430	24,662	7,438

NET INCOME	$26,667	$4,863	$53,427	$18,096

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN (LOSS) ARISING DURING PERIOD	$(18,943)	$6,740	$(11,375)	$2,799
RECLASSIFICATION ADJUSTMENT	690	423	(466)	1,159

OTHER COMPREHENSIVE INCOME (LOSS)	(18,253)	7,163	(11,841)	3,958

COMPREHENSIVE INCOME	$8,414	$12,026	$41,586	$22,054

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$1.21	$0.22	$2.42	$0.83

DILUTED EARNINGS PER SHARE	$1.15	$0.22	$2.31	$0.80

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,111,232	21,860,396	22,064,751	21,862,819
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	1,081,954	706,608	1,107,482	635,107

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	23,193,186	22,567,004	23,172,233	22,497,926

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	For the Six	For the Year Ended
	Months Ended	December 31,
	June 30, 2004	2003
		(Restated)
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	22,007,552	21,868,877
EXERCISE OF EMPLOYEE STOCK OPTIONS	26,000	99,875
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	197,230	38,800

BALANCE AT END OF PERIOD	22,230,782	22,007,552

TREASURY SHARES:
BALANCE AT BEGINNING OF YEAR	—	—
SHARES REPURCHASED PURSUANT TO AUTHORIZATION	—	10,000
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	(6,500)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	—	(3,500)

BALANCE AT END OF PERIOD	—	—

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$281,088	$276,945
EXERCISE OF EMPLOYEE STOCK OPTIONS	819	2,852
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	9,433	1,291

BALANCE AT END OF PERIOD	291,340	281,088

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(5,444)	(6,407)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(2,326)	(1,065)
COLLECTION OF NOTES RECEIVABLE	1,153	2,028

BALANCE AT END OF PERIOD	(6,617)	(5,444)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	16,715	16,185
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(11,841)	530

BALANCE AT END OF PERIOD	4,874	16,715

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	253,287	191,100
NET INCOME	53,427	62,187

BALANCE AT END OF PERIOD	306,714	253,287

COMMON STOCK HELD IN TREASURY:
BALANCE AT BEGINNING OF YEAR	—	—
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	94
COMMON SHARES REPURCHASED	—	(300)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	—	206

BALANCE AT END OF PERIOD	—	—

TOTAL SHAREHOLDERS’ EQUITY	$596,311	$545,646

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$53,427	$18,096
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	(717)	1,783
DEPRECIATION AND AMORTIZATION EXPENSE	6,508	3,822
DEFERRED INCOME TAX BENEFIT	(1,101)	(8,215)
CHANGE IN PREMIUMS RECEIVABLE	(2,278)	(14,879)
CHANGE IN OTHER RECEIVABLES	4,168	(82,898)
CHANGE IN INCOME TAXES PAYABLE	1,196	(6,011)
CHANGE IN DEFERRED ACQUISITION COSTS	(22,482)	15,353
CHANGE IN OTHER ASSETS	(4,498)	(754)
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	99,685	100,883
CHANGE IN UNEARNED PREMIUMS	32,879	51,008
CHANGE IN FUNDS HELD PAYABLE TO REINSURER	8,377	61,923
CHANGE IN OTHER LIABILITIES	7,736	20,739
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	387	58

NET CASH PROVIDED BY OPERATING ACTIVITIES	183,287	160,908

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	41,734	16,412
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	83,854	95,588
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	17,236	8,125
COST OF FIXED MATURITIES ACQUIRED	(259,770)	(243,980)
COST OF EQUITY SECURITIES ACQUIRED	(45,395)	(22,109)
PURCHASE OF PROPERTY AND EQUIPMENT	(4,078)	(2,745)

NET CASH USED BY INVESTING ACTIVITIES	(166,419)	(148,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	(43,435)	(21,841)
PROCEEDS FROM LOANS PAYABLE	39,138	30,839
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	432	94
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	1,153	952
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	7,107	41
COST OF COMMON STOCK REPURCHASED	—	(300)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,395	9,785

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,263	21,984
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,942	42,002

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,205	$63,986

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$26,435	$21,212
INTEREST	$283	$338
NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$2,326	$(90)

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended June 30, 2004 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments and accruals and adjustments necessary to reflect the restatement discussed in Note 2), necessary for a fair statement of the information set forth therein. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes and to reflect the effect of the restatement discussed in Note 2.

These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.

2.	Restatement of Financial Statements

The Company’s previously issued consolidated balance sheets as of June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004 and consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the periods ended June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004, respectively, have been restated to record a portion of the revenue and net income arising from profit commissions under two reinsurance contracts. The revenue and net income of one of the contracts had originally been fully recorded in the fourth quarter 2003 although portions of such revenue and net income should have been recorded in the quarters ended June 30, 2003, September 30, 2003 and March 31, 2004. Portions of the revenue and net income for the other contract should have been recorded in the quarters ended June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004. These profit commissions were due to the Company from reinsurers under a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004.

The decision to restate resulted from an analysis of the accounting effect at the expiration of one of these reinsurance contracts. Based upon the provisions of Emerging Issues Task Force No. 93-6, “Accounting for Multiple — Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company determined that under generally acceptable accounting principles there was an error in the prior period financial statements and it should have been accruing a profit commission for each period since the inception of the contracts based on the actual experience of the underlying business, i.e., net premiums earned less losses incurred. As a result, the Company intends to file an amended Form 10-K/A for the fiscal year ended December 31, 2003 and an amended Form 10-Q/A for each of the fiscal quarters ended June 30, 2003, September 30, 2003 and March 31, 2004 to reflect this restatement. In addition, the Company is currently evaluating the impact of this restatement, if any, on its 2002 and 2001 consolidated financial statements.

The effect of this restatement on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2003 and on the consolidated balance sheet as of December 31, 2003 is shown in the tables below (in thousands, except per share amounts):

Consolidated Statements of Operations and Comprehensive Income Data

	Three Months Ended June 30, 2003
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net earned premiums	$121,449	$1,900	$123,349
Total revenue	$131,209	$1,900	$133,109
Income before income taxes	$4,393	$1,900	$6,293
Income tax expense: current	$7,225	$664	$7,889
Total income tax expense	$766	$664	$1,430
Net income	$3,627	$1,236	$4,863
Basic earnings per share	$0.17	$0.05	$0.22
Diluted earnings per share	$0.16	$0.06	$0.22

	Six Months Ended June 30, 2003
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net earned premiums	$269,811	$1,900	$271,711
Total revenue	$288,904	$1,900	$290,804
Income before income taxes	$23,634	$1,900	$25,534
Income tax expense: current	$14,989	$664	$15,653
Total income tax expense	$6,774	$664	$7,438
Net income	$16,860	$1,236	$18,096
Basic earnings per share	$0.77	$0.06	$0.83
Diluted earnings per share	$0.75	$0.05	$0.80

     Consolidated Balance Sheet Data

	As of December 31, 2003
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Other assets	$22,354	$2,939	$25,293
Total assets	$1,869,031	$2,939	$1,871,970
Other liabilities	$82,083	$1,029	$83,112
Total liabilities	$1,325,295	$1,029	$1,326,324
Retained earnings	$251,377	$1,910	$253,287
Total shareholders’ equity	$543,736	$1,910	$545,646
Total liabilities and shareholders’ equity	$1,869,031	$2,939	$1,871,970

The effect of this restatement on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2004 and on the consolidated balance sheet as of March 31, 2004 is shown in the tables below (in thousands, except per share amounts):

Consolidated Statements of Operations and Comprehensive Income Data

	Three Months Ended March 31, 2004
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net earned premiums	$168,784	$2,639	$171,423
Total revenue	$181,917	$2,639	$184,556
Income before income taxes	$36,551	$2,639	$39,190
Income tax expense: current	$10,950	$924	$11,874
Total income tax expense	$11,505	$924	$12,429
Net income	$25,046	$1,715	$26,761
Basic earnings per share	$1.14	$0.08	$1.22
Diluted earnings per share	$1.08	$0.07	$1.15

Consolidated Balance Sheet Data

	As of March 31, 2004
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Other assets	$19,314	$2,639	$21,953
Total assets	$1,975,077	$2,639	$1,977,716
Other liabilities	$88,976	$924	$89,900
Total liabilities	$1,398,622	$924	$1,399,546
Retained earnings	$276,423	$1,715	$278,138
Total shareholders’ equity	$576,455	$1,715	$578,170
Total liabilities and shareholders’ equity	$1,975,077	$2,639	$1,977,716

The Company intends to file an amended Form 10-K/A for the fiscal year ended December 31, 2003 and an amended Form 10-Q/A for the fiscal quarters ended June 30, 2003, September 30, 2003 and March 31, 2004 to reflect this restatement. In addition, the Company is currently evaluating the impact of this restatement, if any, on its 2002 and 2001 consolidated financial statements.

3.	Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and the Company’s stock purchase plans. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands, except per share data)		(Restated)		(Restated)
Net Income As Reported	$26,667	$4,863	$53,427	$18,096
Assumed Stock Compensation Cost	(998)	(716)	(1,798)	(1,404)

Pro Forma Net Income	$25,669	$4,147	$51,629	$16,692

Basic Earnings Per Share:
As Reported	$1.21	$0.22	$2.42	$0.83

Pro Forma	$1.16	$0.19	$2.34	$0.76

Diluted Earnings Per Share:
As Reported	$1.15	$0.22	$2.31	$0.80

Pro Forma	$1.11	$0.19	$2.23	$0.74

4.	Investments

The carrying amounts for the Company’s investments approximate their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers. At June 30, 2004, the Company held no derivative financial instruments or other securities containing embedded derivatives.

The Company performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, excluding interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million for the three months ended June 30, 2004 and 2003 and $0 million and $0.9 million, respectively, for the six months ended June 30, 2004 and 2003.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three and six months ended June 30, 2004 and 2003 were $1.7 million and $1.6 million, respectively, and $2.6 million and $2.3 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table (in thousands) identifies the period of time securities with an unrealized loss at June 30, 2004 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $3.4 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $15.5 million. No issuer of securities or industry represents more than 3.2% and 16.5%, respectively, of the total estimated fair value, or 6.3% and 15.2%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Totals
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$59,014	$505	$581	$27	$59,595	$532
Obligations of States and Political Subdivisions	254,632	6,045	8,453	462	263,085	6,507
Corporate and Bank Debt Securities	162,010	3,659	261	3	162,271	3,662
Asset Backed Securities	36,331	467	10,890	3,926	47,221	4,393
Mortgage Pass-Through Securities	113,065	1,788	—	—	113,065	1,788
Collateralized Mortgage Obligations	23,472	380	5,048	382	28,520	762

Total Fixed Maturities Available for Sale	648,524	12,844	25,233	4,800	673,757	17,644

Equity Securities	13,382	2,593	—	—	13,382	2,593

Total Investments	$661,906	$15,437	$25,233	$4,800	$687,139	$20,237

Based upon the Company’s impairment evaluation as of June 30, 2004, it was concluded that the remaining unrealized losses in the table above are not other than temporary. The factors considered in reaching the conclusion that a decline below cost is other then temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; changes in laws and/or regulations have impacted an issuer or industry; and an ability and intent to hold the security to recovery.

5.	Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. At June 30, 2004 and December 31, 2003, the carrying value of the securities on deposit totaled $14.9 million and $15.5 million, respectively.

Additionally, the Insurance Subsidiaries have investments, principally Mortgage Pass-Through securities, which collateralize the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 8. The carrying value of these investments was $57.3 million and $59.1 million as of June 30, 2004 and December 31, 2003, respectively.

6.	Goodwill

The carrying amount of goodwill is subject, at a minimum, to an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). As a result of the impairment analysis, no change in the carrying amount of goodwill was recorded by the Company for the year ended December 31, 2003. No events have occurred or circumstances have arisen subsequent to December 31, 2003 that would necessitate the Company to perform an interim impairment test. Consequently no change in the carrying amount of goodwill has been recorded for the six months ended June 30, 2004.

7.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events which have occurred. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and, industry data and considering other factors such as legal, social, and economic developments. The methods of making such estimates and establishing the resulting liabilities are regularly reviewed and updated and any adjustments there from are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2004, the related adjustments could have a material adverse impact on the Company’s financial condition, and results of operations.

During the three months ended June 30, 2004, the Company increased the estimated gross and net unpaid loss and loss adjustment expenses for accident years 1996 through 2002 and decreased the estimated gross and net unpaid loss and loss adjustment expenses for accident year 2003 by the following amounts:

	Gross Basis	Net Basis
($’s in millions)	increase (decrease)	increase (decrease)
Accident Year 2003	$(20.3)	$(17.7)
Accident Year 2002	7.8	10.9
Accident Years 2001-1996	15.5	11.6

Total	$3.0	$4.8

The increase in accident years 1996 through 2002 is principally attributable to case reserve development above expectations primarily across various professional liability products in the specialty lines segments and general liability coverages in the commercial lines segment as noted in the table below:

($’s in millions)	Gross Basis		Net Basis
	Professional	General Liability	Professional	General Liability
	Liability Coverages	Coverages	Liability Coverages	Coverages
Accident Year 2002	$4.3	$2.9	$5.4	$4.6
Accident Year 2001-1996	$7.1	$1.8	$3.4	$4.5

The decrease in accident year 2003 is principally attributable to better than expected claims frequency primarily for: property coverages in both the commercial and personal lines segments ($4.8 million gross, $6.8 million net of reinsurance recoverables); various professional liability products in the specialty lines segment ($4.7 million gross, $4.6 million net of reinsurance recoverables); and general liability coverages in the commercial lines segment ($7.1 million gross, $4.1 million net of reinsurance recoverables).

The decrease in estimated losses for accident year 2003 reduced the losses ceded by the Company to a quota share reinsurance agreement and resulted in the Company accruing an additional $2.9 million in ceding commission and $1.0 million in profit commission under the treaty.

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

As of June 30, 2003, approximately 61,000 leases were outstanding under the Company’s residual value policies and a 42% loss frequency and average loss of approximately $2,300 per claim was projected with respect to these leases. As of June 30, 2004, approximately 14,500 leases were outstanding under the Company’s residual value policies. The Company is projecting a 39% loss frequency and an average loss of approximately $2,400 per claim for these outstanding leases.

During the three months ended June 2003 the Company also decreased the gross and net liability for unpaid loss and loss adjustment expenses for accident year 2002, principally in the property line of its commercial package products, by approximately $9.0 million due to better than expected loss experience.

8.	Funds Held Payable To Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all of the Company’s lines of business on policies effective April 1, 2003 through December 31, 2003, and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. The Company receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement allows for a profit commission to be paid to the Company upon commutation equal to the positive balance in the Funds Held Payable to Reinsurer account. Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30, 2004	December 31, 2003
Funds Held Payable to Reinsurer Balance at Beginning of Period	$110,011	$—

Net Written Premiums Ceded	41,300	199,358
Reinsurer Expense Allowance	(1,450)	(7,376)
Provisional Commission	(21,045)	(73,933)
Paid Loss and Loss Adjustment Expenses	(12,484)	(10,701)
Interest Credit	2,342	2,318
Other	(286)	345

Subtotal Activity	8,337	110,011

Funds Held Payable to Reinsurer Balance at End of Period	$118,388	$110,011

The Company has also accrued a profit commission receivable based upon the experience of the underlying business ceded to this reinsurance agreement, in the amounts of $3.1 million and $5.1 million for the three and six months ended June 30, 2004, respectively. The profit commission reduces ceded written and earned premiums.

9.	Loans Payable

As of June 30, 2004, the Company had aggregate borrowings of $44.2 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months or less from inception. The proceeds from these borrowings are invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

10.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Six
	Months Ended June 30,		Months Ended June 30
	2004	2003	2004	2003
		(Restated)		(Restated)
Weighted-Average Common Shares Outstanding	22,111	21,860	22,065	21,863
Weighted-Average Potential Shares Issuable	1,082	707	1,107	635

Weighted-Average Shares and Potential Shares Issuable	23,193	22,567	23,172	22,498

Net Income	$26,667	$4,863	$53,427	$18,096

Basic Earnings per Share	$1.21	$0.22	$2.42	$0.83

Diluted Earnings per Share	$1.15	$0.22	$2.31	$0.80

11.	Income Taxes

The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

12.	Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on premiums written and earned is as follows (See Note 8):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004		June 30, 2004
(In thousands)	Written	Earned	Written	Earned
Direct Business	$279,535	$256,856	$530,396	$495,943
Reinsurance Assumed	847	1,867	2,423	3,997
Reinsurance Ceded	56,184	69,160	106,042	138,955

Net Premiums	$224,198	$189,563	$426,777	$360,985

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003 (Restated)		June 30, 2003 (Restated)
	Written	Earned	Written	Earned
Direct Business	$209,379	$179,387	$401,691	$351,698
Reinsurance Assumed	1,529	809	2,499	1,484
Reinsurance Ceded	130,805	56,847	152,439	81,471

Net Premiums	$80,103	$123,349	$251,751	$271,711

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $4.6 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively, and $8.7 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively. The profit commissions reduce ceded written and earned premiums.

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

14.	Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three and six months ended June 30, 2004 and 2003 was $(10.2) million and $3.6 million, respectively and $(6.1) million and $1.5 million, respectively. The related tax effect of Reclassification Adjustments for the three and six months ended June 30, 2004 and 2003 was $0.4 million and $0.2 million, respectively and $(0.3) million and $0.6 million, respectively.

15.	Segment Information

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

The segments follow the same accounting policies used for the Company’s consolidated financial statements, as described in the summary of significant accounting policies. Management evaluates a segment’s performance based upon premium production and the associated loss experience, which includes paid losses, an amount determined on the basis of claim adjusters’ evaluation with respect to insured events that have occurred and an amount for losses incurred that have not been reported. Investments and investment performance, including investment income and net realized investment gain (loss), acquisition costs and other underwriting expenses, including commissions, premium taxes and other acquisition costs, and other operating expenses are managed at a corporate level by the corporate accounting function in conjunction with other corporate departments, and are included in “Corporate”.

Following is a tabulation of business segment information for the six and three months ended June 30, 2004 and 2003. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Three Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
June 30, 2004:
Gross Written Premiums	$198,615	$46,438	$35,329	—	$280,382

Net Written Premiums	$165,024	$38,143	$21,031	—	$224,198

Revenue:
Net Earned Premiums	$146,634	$31,603	$11,326	—	$189,563
Net Investment Income	—	—	—	10,800	10,800
Net Realized Investment Loss	—	—	—	(1,061)	(1,061)
Other Income	—	—	660	169	829

Total Revenue	146,634	31,603	11,986	9,908	200,131

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	81,083	21,699	4,535	—	107,317
Acquisition Costs and Other Underwriting Expenses	—	—	—	51,272	51,272
Other Operating Expenses	—	—	867	1,775	2,642

Total Losses and Expenses	81,083	21,699	5,402	53,047	161,231

Income Before Income Taxes	65,551	9,904	6,584	(43,139)	38,900
Total Income Tax Expense	—	—	—	12,233	12,233

Net Income	$65,551	$9,904	$6,584	$(55,372)	$26,667

Total Assets	—	—	$304,191	$1,775,332	$2,079,523

June 30, 2003 (Restated):
Gross Written Premiums	$147,163	$38,002	$25,742	—	$210,907

Net Written Premiums	$60,880	$14,852	$4,371	—	$80,103

Revenue:
Net Earned Premiums	$90,144	$24,861	$8,344	—	$123,349
Net Investment Income	—	—	—	9,370	9,370
Net Realized Investment Loss	—	—	—	(650)	(650)
Other Income	—	—	974	66	1,040

Total Revenue	90,144	24,861	9,318	8,786	133,109

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	75,142	13,352	4,532	—	93,026
Acquisition Costs and Other Underwriting Expenses	—	—	—	32,158	32,158
Other Operating Expenses	—	—	733	899	1,632

Total Losses and Expenses	75,142	13,352	5,265	33,057	126,816

Income Before Income Taxes	15,002	11,509	4,053	(24,271)	6,293
Total Income Tax Expense	—	—	—	1,430	1,430

Net Income	$15,002	$11,509	$4,053	$(25,701)	$4,863

Total Assets	—	—	$251,054	$1,386,609	$1,637,663

	Six Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
June 30, 2004:
Gross Written Premiums	$373,688	$93,830	$65,301	—	$532,819

Net Written Premiums	$309,764	$78,194	$38,819	—	$426,777

Revenue:
Net Earned Premiums	$280,153	$61,018	$19,814	—	$360,985
Net Investment Income	—	—	—	20,773	20,773
Net Realized Investment Gain	—	—	—	717	717
Other Income	—	—	1,803	408	2,211

Total Revenue	280,153	61,018	21,617	21,898	384,686

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	154,991	39,754	8,815	—	203,560
Acquisition Costs and Other Underwriting Expenses	—	—	—	98,626	98,626
Other Operating Expenses	—	—	1,112	3,299	4,411

Total Losses and Expenses	154,991	39,754	9,927	101,925	306,597

Income Before Income Taxes	125,162	21,264	11,690	(80,027)	78,089
Total Income Tax Expense	—	—	—	24,662	24,662

Net Income	$125,162	$21,264	$11,690	$(104,689)	$53,427

Total Assets	—	—	$304,191	$1,775,332	$2,079,523

June 30, 2003 (Restated):
Gross Written Premiums	$275,060	$78,389	$50,740	—	$404,189

Net Written Premiums	$181,234	$52,168	$18,349	—	$251,751

Revenue:
Net Earned Premiums	$199,402	$53,979	$18,330	—	$271,711
Net Investment Income	—	—	—	19,175	19,175
Net Realized Investment Loss	—	—	—	(1,783)	(1,783)
Other Income	—	—	1,554	147	1,701

Total Revenue	199,402	53,979	19,884	17,539	290,804

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	141,080	31,993	10,313	—	183,386
Acquisition Costs and Other Underwriting Expenses	—	—	—	78,578	78,578
Other Operating Expenses	—	—	1,058	2,248	3,306

Total Losses and Expenses	141,080	31,993	11,371	80,826	265,270

Income Before Income Taxes	58,322	21,986	8,513	(63,287)	25,534
Total Income Tax Expense	—	—	—	7,438	7,438

Net Income	$58,322	$21,986	$8,513	$(70,725)	$18,096

Total Assets	—	—	$251,054	$1,386,609	$1,637,663

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

The Company’s previously issued financial statements for the quarters ended June 30, 2003, September 30, 2003 and March 31, 2004 and for the year ended December 31, 2003 have been restated to record a portion of the revenue and net income arising from profit commissions under two reinsurance contracts, one of which had originally been recorded in the fourth quarter 2003 and the other of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. See Note 2 of Notes to Consolidated Financial Statements for more information.

The impact of this restatement on the previously reported results of operations for the three and six months ended June 30, 2003 was to increase net income by $1.2 million ($0.06 diluted earnings per share) and $1.2 million ($0.05 diluted earnings per share), respectively. The restatement also resulted in an increase to net earned premium in the amount of $1.9 million for the three and six months ended June 30, 2003, and an increase to the previously reported retained earnings balance as of December 31, 2003 in the amount of $1.9 million. References herein to those fiscal periods that have been restated are to the restated amounts.

General

Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include, but are not limited to:

•	Industry factors - Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company’s strategy is to focus on underwriting profits, and accordingly the Company’s marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

•	Competition - The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

•	Financial Strength Rating - If A.M. Best Company downgrades the rating of the Company’s subsidiaries, the Company may not be able to compete as effectively with its commercial and specialty lines competitors.

•	Regulation - The Company’s insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

•	Litigation - Adverse rulings in any material litigation to which the Company is a party could materially affect its financial position and results of operations.

•	Inflation - Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts is known.

•	Investment Risk - Substantial future increases in interest rates could result in a decline in the market value of the Company’s investment portfolio and resulting losses and/or reduction in shareholders’ equity.

•	Claims development and the process of estimating loss reserves – Estimating the Company’s ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgmental process, inasmuch as the

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	Catastrophe Exposure – The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events. It is possible that a catastrophic event could adversely impact profitability.

•	Reinsurance – The adequacy of reinsurance coverage which may be obtained by the Company and the ability and willingness of the Company’s reinsurers to pay.

The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K For the fiscal year ended December 31, 2003.

Investments

The Company’s investment objective is the realization of relatively high levels of investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of June 30, 2004, approximately 85.9% and 7.9% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 87.8% and 6.6%, respectively, at December 31, 2003.

During 2004 the Company continued to add to its tax-exempt fixed maturity portfolio due to the perceived attractiveness of tax-exempt securities relative to other taxable fixed maturity securities. As of June 30, 2004, on a cost basis, investment grade tax-exempt fixed maturity securities totaled $523.5  million, or 37.2% of the total invested assets, compared to $476.1 million, or 39.2% as of the end of 2003.

Asset backed, mortgage pass through, and collateralized mortgage obligation securities, on a cost basis, amounted to $144.0 million, $181.4 million and $42.0 million, respectively, as of June 30, 2004 and $183.0 million, $159.2 million and $53.8 million, respectively, as of December 31, 2003. The asset backed, mortgage pass through, and collateralized mortgage obligation investments are amortizing securities possessing favorable prepayment risk and/or extension profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; changes in laws and/or regulations have impacted an issuer or industry; and an ability and intent to hold the security to recovery. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million for the three months ended June 30, 2004 and 2003 and $0 million and $0.9 million, respectively, for the six months ended June 30, 2004 and 2003. The Company primarily attributes these other than temporary declines in fair value to the uncertain economic climate, the overhang of corporate governance issues, and the high profile bankruptcies occurring during 2002 into early 2003.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.7 million and $1.6 million, respectively, and $2.6 million and $2.3 million, respectively, for the three and six months ended June 30, 2004 and 2003, respectively. These non-cash realized investment losses were primarily due to investments in collateralized bond obligations as a result of non investment grade default rates which remain higher than historic averages and due to investments in other asset backed securities which experienced extension of cash flows on the underlying collateral.

The Company’s fixed maturity portfolio amounted to $1,202.0 million and $1,081.7 million, as of June 30, 2004 and December 31, 2003, respectively, of which 98.7% and 98.6% of the portfolio as of June 30, 2004 and December 31, 2003, respectively, was comprised of investment grade securities. From the fourth quarter of 2001 into early 2003 following the war in Iraq, U.S. investment grade securities experienced varying price and ratings volatility, having been affected by the uncertain economic climate, corporate governance issues, and the subsequent stream of corporate scandals and high profile bankruptcies. More recently certain sectors of the investment grade security market have continued to lag despite a return to a more favorable economic climate. However, the high quality of the Company’s overall “AA+” rated fixed maturity portfolio has mitigated potential volatility. The Company had fixed maturity investments with unrealized losses amounting to $17.6 million and $10.6 million as of June 30, 2004 and December 31, 2003, respectively. Of these amounts, interests in securitized assets had unrealized losses amounting to $6.9 million and $9.2 million as of June 30, 2004 and December 31, 2003, respectively. This increase in fixed maturity unrealized losses can be largely attributed to a general increase in interest rates across the yield curve between December 31, 2003 and June 30, 2004. Management does not consider this an other then temporary impairment given its ability and intent to hold to recovery. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF.

The following table identifies the period of time securities with an unrealized loss at June 30, 2004 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $3.4 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $15.5 million. No issuer of securities or industry represents more than 3.2% and 16.5%, respectively, of the total estimated fair value, or 6.3% and 15.2%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Gross Unrealized Losses
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$7.2	$2.1	$9.3	$0.6	$9.9
4 – 6 months	2.9	—	2.9	0.5	3.4
7 – 9 months	0.1	0.1	0.2	1.5	1.7
10 – 12 months	—	0.4	0.4	—	0.4
13 – 18 months	0.5	0.4	0.9	—	0.9
19 – 24 months	—	1.4	1.4	—	1.4
> 24 months	—	2.5	2.5	—	2.5

Total Gross Unrealized Losses	$10.7	$6.9	$17.6	$2.6	$20.2

Estimated fair value of securities with a gross unrealized loss	$484.9	$188.8	$673.7	$13.4	$687.1

Based upon the Company’s impairment evaluation as of June 30, 2004, it was concluded that the remaining unrealized losses in the table above are not other than temporary. The factors considered in reaching the conclusion that a decline below cost is other then temporary include, but are not limited to, whether: the issuer is in financial distress; the investment is secured; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; changes in laws and/or regulations have impacted an issuer or industry; and an ability and intent to hold the security to recovery.

For the three months ended June 30, 2004 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.1 million and $0.3 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $4.3 million and $2.4 million, respectively. For the three months ended June 30, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.1 million and $0.2 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $1.5 million and $2.0 million, respectively.

For the six months ended June 30, 2004 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $0.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $7.1 million and $3.9 million, respectively. For the six months ended June 30, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.1 million and $0.7 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $1.5 million and $3.4 million, respectively.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The decision to sell these securities was based upon an assessment of economic conditions.

Results of Operations (Six Months ended June 30, 2004 vs. June 30, 2003)

     Premiums: Premium information for the six months ended June 30, 2004 vs. June 30, 2003 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Gross Written Premiums	$373.7	$93.8	$65.3	$532.8
2003 Gross Written Premiums	$275.1	$78.4	$50.7	$404.2
Percentage Increase	35.8%	19.6%	28.8%	31.8%
2004 Gross Earned Premiums	$370.3	$80.8	$48.8	$499.9
2003 Gross Earned Premiums	$246.1	$65.1	$42.0	$353.2
Percentage Increase	50.5%	24.1%	16.2%	41.5%

The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In-force policy counts as of June 30, 2004 versus June 30, 2003 have increased 9.9%, 33.6% and 7.6% for the commercial lines, specialty lines and personal lines segments, respectively, primarily as a result of the factors discussed above.

•	The insurance subsidiaries of Liberty American Insurance Group, Inc. (a subsidiary of the Company) have recently commenced writing a previously brokered homeowners product on a direct basis due to a recent termination of a brokering agreement. Gross written premiums from this homeowners product approximated $8.5 million for the six months ended June 30, 2004.

•	Realized average rate increases on renewal business approximating 3.3%, 2.6%, and 11.5% for the commercial, specialty and personal lines segments, respectively.

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2004 vs. June 30, 2003 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Net Written Premiums	$309.8	$78.2	$38.8	$426.8
2003 Net Written Premiums (restated)	$181.3	$52.2	$18.3	$251.8
Percentage Increase	70.9%	49.8%	112.0%	69.5%
2004 Net Earned Premiums	$280.2	$61.0	$19.8	$361.0
2003 Net Earned Premiums (restated)	$199.4	$54.0	$18.3	$271.7
Percentage Increase	40.5%	13.0%	8.2%	32.9%

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The differing percentage changes in net premiums versus gross premiums for the commercial lines, specialty lines and personal lines segments during the quarter results primarily from the following change in the Company’s reinsurance program:

•	Effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement:

•	The Company ceded 22% of its unearned premium reserve at April 1, 2003 which approximated $63.6 million. The cession of the unearned premium reserve reduced net written premiums for the six months ended June 30, 2003, which approximated the following by segment: commercial lines ($44.2 million), specialty lines ($13.3 million), and personal lines ($6.1 million). Net written premiums prior to the unearned premium reserve cession were $315.4 million and by segment were: commercial lines ($225.5 million), specialty lines ($65.5 million) and personal lines ($24.4 million).

•	The Company ceded 22% of its net written premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. The Company received a provisional commission of 33.0%, adjusted based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium, reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. During the six months ended June 30, 2004 and 2003, the Company ceded $41.3 million and $103.6 million of net written premiums, respectively, and $76.1 million and $34.3 million of net earned premiums, respectively.

     Net Investment Income Net investment income approximated $20.8 for the six months ended June 30, 2004 and $19.2 million for the same period of 2003. Total investments grew to $1,325.4 million at June 30, 2004 from $1,071.7 million at June 30, 2003. The growth in investment income is due to investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio increased to approximately 4.1 years at June 30, 2004, compared to 3.2 years at June 30, 2003, as a result of investing in overall “AAA” rated intermediate to longer tax exempt fixed income securities, due to their perceived relative value to taxable alternatives. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.7% at June 30, 2004, compared to 4.8% at June 30, 2003. Net investment income was reduced by $2.3 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

     The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 0.23% and 2.68% for the six months ended June 30, 2004 and 2003, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 0.25% and 3.18% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the index because of the differing sector, security and duration composition of its portfolio compared to the index.

     Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $0.7 million for the six months ended June 30, 2004 and $(1.8) million for the same period in 2003. The Company realized net investment gains of $0.8 million and $2.5 million from the sale of fixed maturity and equity securities, respectively, for the six months ended June 30, 2004, and $2.6 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation.

     The Company realized net investment gains of $1.3 million and $0.1 million from the sale of fixed maturity and equity securities, respectively, for the six months ended June 30, 2003, and $2.3 million and $0.9 million in non-

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.

     Other Income: Other income approximated $2.2 million for the six months ended June 30, 2004 and $1.7 million for the same period of 2003. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is restricting new business and not renewing certain policies in designated areas of Florida as a result of its property exposures in these areas and related catastrophe loss considerations.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $20.2 million (11.0%) to $203.6 million for the six months ended June 30, 2004 from $183.4 million for the same period of 2003 and the loss ratio decreased to 56.4% in 2004 from 67.5% in 2003. This increase in net loss and loss adjustment expenses was due to the 32.9% growth in net earned premiums.

     The decrease in the loss ratio is primarily attributed to reserve actions taken during the six months ended June 30, 2003 wherein the estimated gross and net liability for residual value policies were increased by $33.0 million and the estimated gross and net liability for accident year 2002 was decreased by approximately $9.0 million due to better than expected loss experience principally in the property line of the commercial package products. These reserve actions increased the six months ended June 30, 2003 loss ratio from 58.7% to 67.5%. The decrease in the loss ratio is also attributed in part to price increases realized on renewal business and offset in part by:

•	The Company increasing the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses during the six months ended June 30, 2004 for accident years 1996 through 2002 by $22.7 million and $21.9 million, respectively, and decreasing the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses for accident year 2003 by $20.7 million and $18.1 million, respectively.

•	The increase in accident years 1996 through 2002 is principally attributable to case reserve development above expectations primarily across various professional liability products in the specialty lines segments ($11.6 million gross, $9.1 million net of reinsurance recoverables) and general liability coverages in the commercial lines segment ($4.5 million gross, $8.9 million net of reinsurance recoverables).

•	The decrease in accident year 2003 is principally attributable to better than expected claims frequency primarily for: property coverages in both the commercial and personal lines segments ($5.1 million gross, $7.0 million net of reinsurance recoverables); professional liability products in the specialty lines segment ($4.7 million gross, $4.6 million net of reinsurance recoverables); and general liability coverages in the commercial lines segment ($7.1 million gross, $4.2 million net of reinsurance recoverables).

Additionally, during the six months ended June 30, 2004 and 2003, the Company ceded $76.1 million and $34.3 million of net earned premium, respectively, and $38.1 million and $19.0 million in net loss and loss adjustment expenses, respectively, pursuant to the quota share reinsurance agreement (see Premiums).

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $20.0 million (25.4%) to $98.6 million for the six months ended June 30, 2004 from $78.6 million for the same period of 2003, and the expense ratio decreased to 27.3% in 2004 from 28.9% in 2003. The increase was due primarily to the 32.9% growth in net earned premiums. This increase was offset in part by, and the decrease in the expense ratio is due primarily to, an increase in ceding commissions earned and an increase in the ceding commission percentage earned under the quota share reinsurance agreement (see Premiums). For the six months ended June 30, 2004 and 2003, the Company ceded $76.1 million and $34.3 million, respectively, of net earned premium and earned $32.5 million $13.3 million, respectively, in ceding commission.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Other Operating Expenses: Other operating expenses increased $1.1 million to $4.4 million for the six months ended June 30, 2004 from $3.3 million for the same period of 2003. The increase in the level of expenses is primarily due to the growth of the business.

     Income Tax Expense: The Company’s effective tax rate for the six months ended June 30, 2004 and 2003 was 31.6% and 29.1%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.

Results of Operations (Three Months ended June 30, 2004 vs. June 30, 2003)

     Premiums: Premium information for the three months ended June 30, 2004 vs. June 30, 2003 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Gross Written Premiums	$198.7	$46.4	$35.3	$280.4
2003 Gross Written Premiums	$147.2	$38.0	$25.7	$210.9
Percentage Increase	35.0%	22.1%	37.4%	33.0%
2004 Gross Earned Premiums	$191.4	$41.6	$25.7	$258.7
2003 Gross Earned Premiums	$125.4	$33.5	$21.3	$180.2
Percentage Increase	52.6%	24.2%	20.7%	43.6%

The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In-force policy counts as of June 30, 2004 versus June 30, 2003 have increased 9.9%, 33.6% and 7.6% for the commercial lines, specialty lines and personal lines segments, respectively, primarily as a result of the factors discussed above.

•	The insurance subsidiaries of Liberty American Insurance Group, Inc. (a subsidiary of the Company) have recently commenced writing a previously brokered homeowners product on a direct basis due to a recent termination of a brokering agreement. Gross written premiums from this homeowners product approximated $6.1 million for the three months ended June 30, 2004.

•	Realized weighted average rate increases on renewal business approximating 2.3%, 3.1%, and 10.1% for the commercial, specialty and personal lines segments, respectively.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2004 vs. June 30, 2003 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Net Written Premiums	$165.1	$38.1	$21.0	$224.2
2003 Net Written Premiums (restated)	$60.8	$14.9	$4.4	$80.1
Percentage Increase	171.5%	155.7%	377.3%	179.9%
2004 Net Earned Premiums	$146.7	$31.6	$11.3	$189.6
2003 Net Earned Premiums (restated)	$90.1	$24.9	$8.3	$123.3
Percentage Increase	62.8%	26.9%	36.1%	53.8%

     The differing percentage changes in net premiums versus gross premiums for the commercial lines, specialty lines and personal lines segments during the quarter results primarily from the following change in the Company’s reinsurance program:

•	Effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business.

•	The Company ceded 22% of its unearned premium reserve at April 1, 2003 which approximated $63.6 million. The cession of the unearned premium reserve reduced net written premiums for the three months ended June 30, 2003 which approximated the following by segment: commercial lines ($44.2 million), specialty lines ($13.3 million), and personal lines ($6.1 million). Net written premiums prior to the unearned premium reserve cession were $143.7 million and by segment were: commercial lines ($105.0 million), specialty lines ($28.2 million) and personal lines ($10.5 million).

•	The Company cedes 22% of its net written premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. The Company receives a provisional commission of 33.0% adjusted based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium, reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. During the three months ended June 30, 2004 and 2003, the Company ceded $21.5 million and $103.6 million of net written premiums, respectively, and $35.8 million and $34.3 million of net earned premiums, respectively.

     Net Investment Income Net investment income approximated $10.8 million for the three months ended June 30, 2004 and $9.4 million for the same period of 2003. Total investments grew to $1,325.4 million at June 30, 2004 from $1,071.7 million at June 30, 2003. The growth in investment income is due to investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio increased to approximately 4.1 years at June 30, 2004, compared to 3.2 years at June 30, 2003 as a result of investing in overall “AAA” rated intermediate to longer tax exempt fixed income securities due to their perceived relative value to taxable alternatives. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.7% at June 30, 2004, compared to 4.8% at June 30, 2003. Net investment income was reduced by $1.2 million and $0.5 million for the three months ended June 30, 2004 and 2003, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

     The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was (1.57)% and 1.69% for the three months ended June 30, 2004 and 2003, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of (1.98)% and 1.89% for the same periods, respectively. The Company expects some variation in its portfolio’s

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

total return compared to the index because of the differing sector, security and duration composition of its portfolio compared to the index.

     Net Realized Investment Loss: Net realized investment losses were $1.1 million for the three months ended June 30, 2004 and $0.7 million for the same period in 2003. The Company realized net investment gains of $0.2 million and $0.4 million from the sale of fixed maturity and equity securities, respectively, for the three months ended June 30, 2004, and $1.7 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation.

The Company realized net investment gains of $0.9 million and $0.1 million from the sale of fixed maturity and equity securities, respectively, for the three months ended June 30, 2003, and $1.7 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation.

     Other Income: Other income approximated $0.8 million for the three months ended June 30, 2004 and $1.0 million for the same period of 2003. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The Company is seeking to increase brokering activities in its personal lines segment as it is restricting new business and not renewing certain policies in designated areas of Florida as a result of its property exposures in these areas and related catastrophe loss considerations.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $14.3 million (15.4%) to $107.3 million for the three months ended June 30, 2004 from $93.0 million for the same period of 2003 and the loss ratio decreased to 56.6% in 2004 from 75.4% in 2003. This increase in net loss and loss adjustment expenses was due to the 53.8% growth in net earned premiums.

The decrease in the loss ratio is primarily attributed to reserve actions taken during the three months ended June 30, 2003 wherein the estimated gross and net liability for residual value policies were increased by $33.0 million and the estimated gross and net liability for accident year 2002 was decreased by approximately $9.0 million due to better than expected loss experience principally in the property line of the commercial package products. These reserve actions increased the three months ended June 30, 2003 loss ratio from 56.0% to 75.4%. The Company’s loss ratio for the three months ended June 30, 2004 was adversely affected by the following items which was offset in part by price increases realized on renewal business:

•	The Company increasing the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses during the three months ended June 30, 2004 for accident years 1996 through 2002 by $23.3 million and $22.5 million, respectively, and decreasing the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses for accident year 2003 by $20.3 million and $17.7 million, respectively.

•	The increase in accident years 1996 through 2002 is principally attributable to case reserve development above expectations primarily across various professional liability products in the specialty lines segments ($11.4 million gross, $8.8 million net of reinsurance recoverables) and general liability coverages in the commercial lines segment ($4.7 million gross, $9.1 million net of reinsurance recoverables).

•	The decrease in accident year 2003 is principally attributable to better than expected claims frequency primarily for: property coverages in both the commercial and personal lines segments ($4.8 million gross, $6.8 million net of reinsurance recoverables); professional liability products in the specialty lines segment ($4.7 million gross, $4.6 million net of reinsurance recoverables); and general liability coverages in the commercial lines segment ($7.1 million gross, $4.1 million net of reinsurance recoverables).

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $19.1 million (59.3%) to $51.3 million for the three months ended June 30, 2004 from $32.2 million for the same period of 2003 and the expense ratio increased to 27.0% in 2004 from 26.1% in 2003. The increase was

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

due primarily to the 53.8% growth in net earned premiums and in part due to premium growth from the Company’s commercial automobile excess liability product which possesses higher acquisition costs relative to the Company’s other products. This increase, and the increase in the expense ratio, was offset in part by increased ceding commissions earned and an increase in the ceding commission percentage earned under the quota share reinsurance agreement (see Premiums). For the three months ended June 30, 2004 and 2003 the Company ceded $35.8 million and $34.3 million, respectively, of net earned premium and earned $17.3 million and $13.3 million, respectively, in ceding commission.

     Other Operating Expenses: Other operating expenses increased $1.0 million to $2.6 million for the three months ended June 30, 2004 from $1.6 million for the same period of 2003. The increase in the level of expenses is primarily due to the growth of the business.

     Income Tax Expense: The Company’s effective tax rate for the three months ended June 30, 2004 and 2003 was 31.4% and 22.7%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.

Liquidity and Capital Resources

     For the six months ended June 30, 2004, the Company’s investments experienced unrealized investment depreciation of $11.8 million, net of the related deferred tax benefit of $6.4 million. At June 30, 2004, the Company had total investments with a carrying value of $1,325.4 million, of which 90.7% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The collateralized mortgage, mortgage pass-through, and asset backed securities consist of amortized securities possessing favorable pre-payment and/or extension risk profiles. The remaining 9.3% of the Company’s total investments consisted primarily of publicly traded common stock securities.

     The Company produced net cash from operations of $183.3 million and $160.9 million, respectively, for the six months ended June 30, 2004 and 2003. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the six months ended June 30, 2004 was primarily generated from strong premium growth during the current year due to increases in the number of policies written and price increases realized on renewal business. Net loss and loss expense payments were $129.6 million and $96.4 million, respectively, for the six months ended June 30, 2004 and 2003. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

     Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At June 30, 2004 the insurance subsidiaries’ unused borrowing capacity was $142.0 million. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $44.2 million at June 30, 2004, bear interest at adjusted LIBOR, mature twelve months or less from inception and are collateralized by $57.3 million of the Company’s fixed maturity securities. The weighted-average interest rate on borrowings outstanding as of June 30, 2004 was 1.4%.

     The NAIC’s risk-based capital method is designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

ultimately rehabilitation or liquidation. Based on the standards currently adopted, the Company’s insurance subsidiaries capital and surplus is in excess of the prescribed risk-based capital requirements.

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

	JUNE 30, 2004
	EXPECTED MATURITY DATES							TOTAL
	(In thousands, except average interest rate)							FAIR
	2004	2005	2006	2007	2008	Thereafter	TOTAL	VALUE
FIXED MATURITIES AVAILABLE FOR SALE:
Principal Amount	$63,823	$163,602	$162,214	$85,379	$189,145	$512,543	$1,176,706	$1,198,689
Book Value	$62,700	$165,916	$165,046	$87,593	$191,302	$531,611	$1,204,168	—
Average Interest Rate	4.07%	3.53%	3.37%	4.27%	4.38%	4.09%	3.97%	3.87%
PREFERRED:
Principal Amount	—	$1,000	$3,000	—	—	$2,125	$6,125	$6,380
Book Value	—	$1,040	$3,168	—	—	$2,113	$6,321	—
Average Interest Rate	—	6.84%	6.40%	—	—	6.26%	6.43%	6.37%
SHORT-TERM INVESTMENTS:
Principal Amount	$88,394	—	—	—	—	—	$88,394	$88,394
Book Value	$88,394	—	—	—	—	—	$88,394	—
Average Interest Rate	1.30%	—	—	—	—	—	1.30%	1.30%
LOANS PAYABLE:
Principal Amount	$22,483	$21,702	—	—	—	—	$44,185	—
Average Interest Rate	1.32%	1.38%	—	—	—	—	1.36%	—

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Item 4. Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures. The Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed with the objective of providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

     An evaluation was performed by management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, subject to the matters set forth in the following paragraph.

     As a result of the Company’s restatement of certain of its financial statements, as referred to in Item 2 — Restatement of Financial Statements of this report, to include a portion of its revenue and net income in prior periods arising from profit commissions under two reinsurance contracts, the Company has determined that it should enhance its documentation and research as to its understanding of appropriate accounting for reinsurance transactions. In connection therewith, the Company will:

1.	Form a new reinsurance contract subcommittee with senior members from appropriate departments within the Company to review, discuss and make appropriate conclusions with respect to the documentation requirements and the accounting for the Company’s reinsurance contracts;

2.	As promptly as practicable add an additional accounting professional to its staff whose responsibility will be to spend substantially all of his or her working time researching and documenting technical accounting matters (including reinsurance matters), as well as supporting other members of the Company’s accounting staff and the reinsurance contract subcommittee.

     The Company’s independent auditors, PricewaterhouseCoopers LLP, have advised the Company that there is a material weakness in the Company’s internal controls over the accounting and reporting for reinsurance contracts. The Company anticipates that its implementation of the matters set forth in the immediately preceding paragraph will correct the material weakness.

     (b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company’s purchases of its common stock during the second quarter of 2004 are shown in the following table:

				(c) Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares That
				Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number		(b) Average	Announced	Under the
	of Shares		Price Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
April 1 – April 30	1,500	(2)	$26.51	—	—
					$24,700,000 (2)
May 1 – May 31	250	(2)	$34.02	—	—
					$24,700,000 (2)
June 1 – June 30	600	(2)	$32.58	—	—

					$24,700,000 (2)
Total	2,350

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and were repurchased by the Company upon the Employee’s termination.

(2)	The Company’s total stock purchase authorization which was publicly announced in August 1998, amounts to $55.0 million, of which $30.3 million has been utilized.

Item 3. Defaults Upon Senior Securities

             Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on April 29, 2004 the following nominees were elected to the Board of Directors:

	Votes For	Votes Withheld
Michael J. Cascio	17,054,499	413,979
Elizabeth H. Gemmill	17,409,772	58,706
William J. Henrich, Jr.	17,382,662	85,816
James J. Maguire	17,351,772	116,706
James J. Maguire, Jr.	17,351,772	116,706
Margaret M. Mattix	17,054,499	413,979
Maureen H. McCullough	17,408,772	59,706
Michael J. Morris	16,997,499	470,979
Donald A. Pizer	17,408,772	59,706
Dirk A. Stuurop	17,408,772	59,706
Sean S. Sweeney	17,351,772	117,106
J. Eustace Wolfington	16,997,099	471,379

The following other matters were approved at the Annual Meeting:

				Broker Non
	Votes For	Votes Against	Abstentions	Votes
Approval of the Amendment to the Company’s Employee Stock Option Plan (the “Stock Option Plan”) to increase the number of shares of the Company’s common stock for which options may be granted under the Stock Option Plan	11,922,890	4,356,401	33,341	1,153,846

				Broker Non
	Votes For	Votes Against	Abstentions	Votes
Approval of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2004	17,409,734	58,258	486

Item 5. Other information

             Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit No.	Description
10.1*	Whole Account Net Quota Share Reinsurance Contract effective as of January 1, 2004 (Addendum No. 1)

10.2*	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective as of June 1, 2004

10.3*	Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2004

10.4*	Property Per Risk 1st and 2nd Excess Reinsurance Contract effective as of January 1, 2004 (Endorsement No. 1)

10.5*	Amended and Restated Employment Agreement with James J. Maguire effective as of January 1,2004

31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

b.	The Company did not file any report on Form 8-K during the quarterly period ended June 30, 2004, but did furnish the following report:

Date of Report	Item Reported
April 23, 2004	First Quarter Results March 31, 2004 and Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP. Registrant

Date August 9, 2004	James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date August 9, 2004	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary, Treasurer
and Chief Financial Officer (Principal Financial and Accounting Officer)