Form 10-Q/A
period 2003-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2004-08-19
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The Company has included its restated consolidated balance sheet as of June 30, 2003, restated consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2003 and June 30, 2002, restated consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2003 and the year ended December 31, 2002, and restated consolidated statements of cash flows for the six months ended June 30, 2003 and June 30, 2002 in this Form 10-Q/A. The restatement records in prior periods a portion of the revenue and net income arising from profit commissions under three reinsurance contracts, one of which originally had been recorded in the second quarter 2002, another of which originally had been recorded in the fourth quarter 2003, and another of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a 2001 accident year aggregate stop loss reinsurance contract effective during the period January 1, 2001 through December 31, 2001, a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. The restatement is more fully described in Part I herein under “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1 of Part I in our consolidated unaudited financial statements and related notes, including, without limitation, in Note 2. Any amounts shown herein as restated are the restated amounts.

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends Part I, Items 1, 2 and 4 and, Part II, Item 6, of the Company’s previously filed Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 to reflect the aforementioned restatement and related changes. The applicable rules require that each of these Items be entirely restated upon amendment. Items other than those listed above have not been changed and therefore have not been included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX

For the Quarterly Period Ended June 30, 2003

Part I - Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets – June 30, 2003 (Restated) and December 31, 2002	4
Consolidated Statements of Operations and Comprehensive Income - For the three and six months ended June 30, 2003 (Restated) and 2002 (Restated)	5
Consolidated Statements of Changes in Shareholders’ Equity - For the six months ended June 30, 2003 (Restated) and year ended December 31, 2002 (Restated)	6
Consolidated Statements of Cash Flows - For the six months ended June 30, 2003 (Restated) and 2002 (Restated)	7
Notes to Consolidated Financial Statements	8-16
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-26
Item 4.
Controls and Procedures	27
Part II - Other Information
Item 6.
Exhibits and Reports on Form 8-K	28
Signature	29
CERTIFICATION OF THE COMPANY'S CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE COMPANY'S CHIEF FINANCIAL OFFICER
CERTIFICATION OF THE COMPANY'S CEO, SECTION 906
CERTIFICATION OF THE COMPANY'S CFO, SECTION 906

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	June 30,
	2003
	(Restated)	December 31,
	(Unaudited)	2002
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $976,289 AND $832,701)	$1,000,641	$854,513
EQUITY SECURITIES AT MARKET (COST $64,464 AND $51,257)	71,101	54,346

TOTAL INVESTMENTS	1,071,742	908,859
CASH AND CASH EQUIVALENTS	63,986	42,002
ACCRUED INVESTMENT INCOME	9,703	8,571
PREMIUMS RECEIVABLE	144,886	130,007
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	233,118	151,352
DEFERRED INCOME TAXES	14,862	7,541
DEFERRED ACQUISITION COSTS	45,919	61,272
PROPERTY AND EQUIPMENT, NET	14,045	12,794
GOODWILL	25,724	25,724
OTHER ASSETS	13,678	10,212

TOTAL ASSETS	$1,637,663	$1,358,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$546,431	$445,548
UNEARNED PREMIUMS	357,101	306,093

TOTAL POLICY LIABILITIES AND ACCRUALS	903,532	751,641
FUNDS HELD PAYABLE TO REINSURER	61,923	—
LOANS PAYABLE	48,111	39,113
PREMIUMS PAYABLE	41,437	33,553
PAYABLE FOR SECURITY PURCHASES	22,387	6,100
OTHER LIABILITIES	59,551	50,104

TOTAL LIABILITIES	1,136,941	880,511

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 21,866,961 AND 21,868,877 SHARES ISSUED AND OUTSTANDING	276,963	276,945
NOTES RECEIVABLE FROM SHAREHOLDERS	(5,365)	(6,407)
ACCUMULATED OTHER COMPREHENSIVE INCOME	20,143	16,185
RETAINED EARNINGS	209,196	191,100
LESS COST OF COMMON STOCK HELD IN TREASURY, 4,042 SHARES	(215)	—

TOTAL SHAREHOLDERS’ EQUITY	500,722	477,823

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,637,663	$1,358,334

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUE:
NET EARNED PREMIUMS	$123,349	$96,809	$271,711	$186,053
NET INVESTMENT INCOME	9,370	9,375	19,175	18,230
NET REALIZED INVESTMENT LOSS	(650)	(3,181)	(1,783)	(3,134)
OTHER INCOME	1,040	15	1,701	16

TOTAL REVENUE	133,109	103,018	290,804	201,165

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	124,293	72,067	227,378	137,678
NET REINSURANCE RECOVERIES	(31,267)	(11,235)	(43,992)	(23,797)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	93,026	60,832	183,386	113,881
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	32,158	31,057	78,578	58,878
OTHER OPERATING EXPENSES	1,632	1,454	3,306	2,938

TOTAL LOSSES AND EXPENSES	126,816	93,343	265,270	175,697

INCOME BEFORE INCOME TAXES	6,293	9,675	25,534	25,468

INCOME TAX EXPENSE (BENEFIT):
CURRENT	7,225	5,798	14,989	12,369
DEFERRED	(5,795)	(2,824)	(7,551)	(4,279)

TOTAL INCOME TAX EXPENSE	1,430	2,974	7,438	8,090

NET INCOME	$4,863	$6,701	$18,096	$17,378

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN ARISING DURING PERIOD	6,740	5,334	2,799	1,275
RECLASSIFICATION ADJUSTMENT	423	2,068	1,159	2,037

OTHER COMPREHENSIVE INCOME	7,163	7,402	3,958	3,312

COMPREHENSIVE INCOME	$12,026	$14,103	$22,054	$20,690

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$0.22	$0.31	$0.83	$0.81

DILUTED EARNINGS PER SHARE	$0.22	$0.30	$0.80	$0.78

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,860,396	21,578,045	21,862,819	21,553,206
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	706,608	753,575	635,107	741,742

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	22,567,004	22,331,620	22,497,926	22,294,948

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Six Months
	Ended	For the Year Ended
	June 30, 2003	December 31,
	(Restated)	2002
	(Unaudited)	(Restated)
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	21,868,877	21,509,723
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	107,000
(FORFEITURES) ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	(1,916)	252,154

BALANCE AT END OF PERIOD	21,866,961	21,868,877

TREASURY SHARES:
BALANCE AT BEGINNING OF YEAR	—	—
SHARES REPURCHASED PURSUANT TO AUTHORIZATION	10,000	75,000
EXERCISE OF EMPLOYEE STOCK OPTIONS	(6,500)	—
FORFEITURES (ISSUANCES) OF SHARES PURSUANT TO STOCK PURCHASE PLANS	542	(75,000)

BALANCE AT END OF PERIOD	4,042	—

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$276,945	$268,509
EXERCISE OF EMPLOYEE STOCK OPTIONS	58	2,115
(FORFEITURES) ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	(40)	6,321

BALANCE AT END OF PERIOD	276,963	276,945

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(6,407)	(3,373)
NOTES RECEIVABLE (ISSUED) FORFEITURES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	90	(4,017)
COLLECTION OF NOTES RECEIVABLE	952	983

BALANCE AT END OF PERIOD	(5,365)	(6,407)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	16,185	8,461
OTHER COMPREHENSIVE INCOME, NET OF TAXES	3,958	7,724

BALANCE AT END OF PERIOD	20,143	16,185

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	191,100	157,347
NET INCOME	18,096	33,753

BALANCE AT END OF PERIOD	209,196	191,100

COMMON STOCK HELD IN TREASURY:
BALANCE AT BEGINNING OF YEAR	—	—
EXERCISE OF EMPLOYEE STOCK OPTIONS	94	—
COMMON SHARES REPURCHASED	(300)	(2,023)
(FORFEITURES) ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	(9)	2,023

BALANCE AT END OF PERIOD	(215)	—

TOTAL SHAREHOLDERS’ EQUITY	$500,722	$477,823

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$18,096	$17,378
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT LOSS	1,783	3,134
DEPRECIATION AND AMORTIZATION EXPENSE	3,822	738
DEFERRED INCOME TAX BENEFIT	(7,551)	(4,279)
CHANGE IN PREMIUMS RECEIVABLE	(14,879)	(13,584)
CHANGE IN OTHER RECEIVABLES	(82,898)	430
CHANGE IN INCOME TAXES PAYABLE	(6,675)	(3,078)
CHANGE IN DEFERRED ACQUISITION COSTS	15,353	(7,310)
CHANGE IN OTHER ASSETS	(754)	3,469
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	100,883	29,156
CHANGE IN UNEARNED PREMIUMS	51,008	47,066
CHANGE IN FUNDS HELD PAYABLE TO REINSURER	61,923	—
CHANGE IN OTHER LIABILITIES	20,739	10,134
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	58	1,251

NET CASH PROVIDED BY OPERATING ACTIVITIES	160,908	84,505

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	16,412	137,290
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	95,588	49,730
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	8,125	12,891
COST OF FIXED MATURITIES ACQUIRED	(243,980)	(264,746)
COST OF EQUITY SECURITIES ACQUIRED	(22,109)	(23,850)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(2,745)	(1,736)

NET CASH USED BY INVESTING ACTIVITIES	(148,709)	(90,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	(21,841)	(20,841)
PROCEEDS FROM LOANS PAYABLE	30,839	20,841
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	94	864
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	952	454
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	41	399
COST OF COMMON STOCK REPURCHASED	(300)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,785	1,717

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,984	(4,199)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,002	49,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,986	$45,711

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$21,212	$13,936
INTEREST	$338	$288
NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$(90)	$(46)

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

The consolidated financial statements for the periods ended June 30, 2003 and June 30, 2002 have been restated as further described in Note 2.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002.

2.	Restatement of Financial Statements

The Company’s previously issued consolidated balance sheet as of June 30, 2003, consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2003 and June 30, 2002, changes in shareholders’ equity for the six months ended June 30, 2003 and year ended December 31, 2002, and cash flows for the six months ended June 30, 2003 and June 30, 2002 have been restated to include a portion of the revenue and net income in prior periods arising from profit commissions under three reinsurance contracts. The revenue and net income of one of the contracts had originally been recorded in the second quarter of 2002 and portions of such revenue and net income should have been recorded during each quarter of 2001. The revenue and net income of another contract had originally been fully recorded in the fourth quarter 2003 although portions of such revenue and net income should have been recorded in the quarters ended June 30, 2003, September 30, 2003 and March 31, 2004. Portions of the revenue and net income for the other contract should have been recorded in the quarters ended June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004. These profit commissions were due to the Company from reinsurers under a 2001 aggregate stop loss reinsurance contact effective during the period January 1, 2001 through December 31, 2001, a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004.

The decision to restate resulted from an analysis of the accounting effect at the expiration of one of these reinsurance contracts. Based upon the provisions of Emerging Issues Task Force No. 93-6, “Accounting for Multiple – Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company determined that under generally acceptable accounting principles there was an error in the prior period financial statements and it should have been accruing a profit commission for each period since the inception of the contracts based on the actual experience of the underlying business. As a result, the Company has restated its aforementioned previously issued financial statements to include a portion of the revenue and net income arising from the profit commissions in each of the prior quarters that the contracts were in effect.

The effect of this restatement on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2003 and June 30, 2002 and on the consolidated balance sheet as of June 30, 2003 is shown in the tables below (in thousands, except per share amounts):

Consolidated Statements of Operations and Comprehensive Income Data

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	As			As
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net earned premiums	$121,449	$1,900	$123,349	$269,811	$1,900	$271,711
Total revenue	$131,209	$1,900	$133,109	$288,904	$1,900	$290,804
Income before income taxes	$4,393	$1,900	$6,293	$23,634	$1,900	$25,534
Income tax expense: deferred	$(6,459)	$664	$(5,795)	$(8,215)	$664	$(7,551)
Total income tax expense	$766	$664	$1,430	$6,774	$664	$7,438
Net income	$3,627	$1,236	$4,863	$16,860	$1,236	$18,096
Basic earnings per share	$0.17	$0.05	$0.22	$0.77	$0.06	$0.83
Diluted earnings per share	$0.16	$0.06	$0.22	$0.75	$0.05	$0.80

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	As			As
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net earned premiums	$100,273	$(3,464)	$96,809	$189,517	$(3,464)	$186,053
Total revenue	$106,482	$(3,464)	$103,018	$204,629	$(3,464)	$201,165
Income before income taxes	$13,139	$(3,464)	$9,675	$28,932	$(3,464)	$25,468
Income tax expense: deferred	$(1,612)	$(1,212)	$(2,824)	$(3,067)	$(1,212)	$(4,279)
Total income tax expense	$4,186	$(1,212)	$2,974	$9,302	$(1,212)	$8,090
Net income	$8,953	$(2,252)	$6,701	$19,630	$(2,252)	$17,378
Basic earnings per share	$0.41	$(0.10)	$0.31	$0.91	$(0.10)	$0.81
Diluted earnings per share	$0.40	$(0.10)	$0.30	$0.88	$(0.10)	$0.78

Consolidated Balance Sheet Data

	As of June 30, 2003
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Deferred income taxes	$13,626	$1,236	$14,862
Total assets	$1,636,427	$1,236	$1,637,663
Retained earnings	$207,960	$1,236	$209,196
Total shareholders’ equity	$499,486	$1,236	$500,722
Total liabilities and shareholders’ equity	$1,636,427	$1,236	$1,637,663

3.	Investments

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

5.	Goodwill

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

6.	Liability for Unpaid Loss and Loss Adjustment Expenses

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

7.	Funds Held Payable To Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all of the Company’s lines of business on policies effective April 1, 2003 through December 31, 2003. The Company receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement provides that a profit commission will be paid to the Company upon commutation equal to the positive balance in the Funds Held Payable to Reinsurer account.

Pursuant to the quota share reinsurance agreement, the Company ceded $103.6 million of net written premiums, $34.3 million of net earned premiums, $19.0 million in net loss and loss adjustment expenses, and earned $13.3 million in ceding commissions, for the three and six months ended June 30, 2003. In addition, the interest credit (expense), which is included in net investment income, for the three and six months ended June 30, 2003 was $0.5 million. The Company has also accrued a profit commission based upon the experience of the underlying business ceded to this reinsurance agreement, in the amount of $1.2 million for the three and six months ended June 30, 2003, respectively. The profit commission reduces ceded written and earned premiums.

8.	Loans Payable

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

9.	Earnings Per Share

Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and six months ended June 30, 2003 and 2002, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Six
	Months Ended June 30,		Months Ended June 30,
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
Weighted-Average Common Shares Outstanding	21,860	21,578	21,863	21,553
Weighted-Average Share Equivalents Outstanding	707	754	635	742

Weighted-Average Shares and Share Equivalents Outstanding	22,567	22,332	22,498	22,295

Net Income	$4,863	$6,701	$18,096	$17,378

Basic Earnings per Share	$0.22	$0.31	$0.83	$0.81

Diluted Earnings per Share	$0.22	$0.30	$0.80	$0.78

10.	Income Taxes

The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

11.	Stock-Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(In thousands, except per share data)	(Restated)	(Restated)	(Restated)	(Restated)
Net Income As Reported	$4,863	$6,701	$18,096	$17,378
Assumed Stock Compensation Cost	716	505	1,404	957

Pro Forma Net Income	$4,147	$6,196	$16,692	$16,421

Basic Earnings Per Share:
As Reported	$0.22	$0.31	$0.83	$0.81

Pro Forma	$0.19	$0.29	$0.76	$0.76

Diluted Earnings Per Share:
As Reported	$0.22	$0.30	$0.80	$0.78

Pro Forma	$0.19	$0.28	$0.74	$0.74

12.	Commitments and Contingencies

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

Following is a tabulation of business segment information for the six and three months ended June 30, 2003 and 2002. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Six Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
June 30, 2003 (Restated):
Gross Written Premiums	$275,060	$78,389	$50,740	—	$404,189

Net Written Premiums	$181,234	$52,168	$18,349	—	$251,751

Revenue:
Net Earned Premiums	$199,402	$53,979	$18,330	—	$271,711
Net Investment Income	—	—	—	19,175	19,175
Net Realized Investment Loss	—	—	—	(1,783)	(1,783)
Other Income	—	—	1,554	147	1,701

Total Revenue	199,402	53,979	19,884	17,539	290,804

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	141,080	31,993	10,313	—	183,386
Acquisition Costs and Other Underwriting Expenses	—	—	—	78,578	78,578
Other Operating Expenses	—	—	1,058	2,248	3,306

Total Losses and Expenses	141,080	31,993	11,371	80,826	265,270

Income Before Income Taxes	58,322	21,986	8,513	(63,287)	25,534
Total Income Tax Expense	—	—	—	7,438	7,438

Net Income	$58,322	$21,986	$8,513	$(70,725)	$18,096

Total Assets	—	—	$251,103	$1,386,560	$1,637,663

June 30, 2002 (Restated):
Gross Written Premiums	$199,029	$52,324	$45,894	—	$297,247

Net Written Premiums	$158,938	$47,688	$24,769	—	$231,395

Revenue:
Net Earned Premiums	$129,082	$38,608	$18,363	—	$186,053
Net Investment Income	—	—	—	18,230	18,230
Net Realized Investment Loss	—	—	—	(3,134)	(3,134)
Other Income	—	—	922	(906)	16

Total Revenue	129,082	38,608	19,285	14,190	201,165

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	81,266	23,153	9,462	—	113,881
Acquisition Costs and Other Underwriting Expenses	—	—	—	58,878	58,878
Other Operating Expenses	—	—	62	2,876	2,938

Total Losses and Expenses	81,266	23,153	9,524	61,754	175,697

Income Before Income Taxes	47,816	15,455	9,761	(47,564)	25,468
Total Income Tax Expense	—	—	—	8,090	8,090

Net Income	$47,816	$15,455	$9,761	$(55,654)	$17,378

Total Assets	—	—	$193,430	$932,576	$1,126,006

	Three Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
June 30, 2003 (Restated):
Gross Written Premiums	$147,163	$38,002	$25,742	—	$210,907

Net Written Premiums	$60,880	$14,852	$4,371	—	$80,103

Revenue:
Net Earned Premiums	$90,144	$24,861	$8,344	—	$123,349
Net Investment Income	—	—	—	9,370	9,370
Net Realized Investment Loss	—	—	—	(650)	(650)
Other Income	—	—	974	66	1,040

Total Revenue	90,144	24,861	9,318	8,786	133,109

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	75,142	13,352	4,532	—	93,026
Acquisition Costs and Other Underwriting Expenses	—	—	—	32,158	32,158
Other Operating Expenses	—	—	733	899	1,632

Total Losses and Expenses	75,142	13,352	5,265	33,057	126,816

Income Before Income Taxes	15,002	11,509	4,053	(24,271)	6,293
Total Income Tax Expense	—	—	—	1,430	1,430

Net Income	$15,002	$11,509	$4,053	$(25,701)	$4,863

Total Assets	—	—	$251,103	$1,386,560	$1,637,663

June 30, 2002 (Restated):
Gross Written Premiums	$108,471	$27,895	$24,414	—	$160,780

Net Written Premiums	$84,076	$24,915	$12,905	—	$121,896

Revenue:
Net Earned Premiums	$68,011	$19,674	$9,124	—	$96,809
Net Investment Income	—	—	—	9,375	9,375
Net Realized Investment Loss	—	—	—	(3,181)	(3,181)
Other Income	—	—	352	(337)	15

Total Revenue	68,011	19,674	9,476	5,857	103,018

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	44,609	11,487	4,736	—	60,832
Acquisition Costs and Other Underwriting Expenses	—	—	—	31,057	31,057
Other Operating Expenses	—	—	43	1,411	1,454

Total Losses and Expenses	44,609	11,487	4,779	32,468	93,343

Income Before Income Taxes	23,402	8,187	4,697	(26,611)	9,675
Total Income Tax Expense	—	—	—	2,974	2,974

Net Income	$23,402	$8,187	$4,697	$(29,585)	$6,701

Total Assets	—	—	$193,430	$932,576	$1,126,006

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

The Company’s previously issued financial statements for the quarterly periods ended June 30, 2003 and June 30, 2002 have been restated to record a portion of the revenue and net income arising from profit commissions under three reinsurance contracts, one of which had originally been recorded in the second quarter 2002, another of which had originally been recorded in the fourth quarter 2003 and another of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a 2001 aggregate stop loss reinsurance contract effective during the period January 1, 2001 through December 31, 2001, a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003, and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. See Note 2 of Notes to Consolidated Financial Statements for more information.

The impact of this restatement on the previously reported results of operations for the three and six months ended June 30, 2003 was to increase net income by $1.2 million ($0.06 diluted earnings per share) and $1.2 million ($0.05 diluted earnings per share), respectively. The impact of this restatement on the previously reported results of operations for the three and six months ended June 30, 2002 was to decrease net income by $2.3 million ($0.10 diluted earnings per share). The restatement also resulted in an increase to net earned premium in the amount of $1.9 million for the three and six months ended June 30, 2003, and a decrease to net earned premium in the amount of $3.5 million for the three and six months ended June 30, 2002. References herein to those fiscal periods that have been restated are to the restated amounts.

General

Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability of the Company. These include, but are not limited to:

•	Industry factors - Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company’s strategy is to focus on underwriting profits, and accordingly the Company’s marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

•	Competition - The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

•	Regulation - The Company’s insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

•	Inflation - Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts is known.

•	Investment Risk - Substantial future increases in interest rates could result in a decline in the market value of the Company’s investment portfolio and resulting losses and/or reduction in shareholders’ equity.

•	Claims development and the process of estimating loss reserves – Estimating the Company’s ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgmental process, inasmuch as the amounts of any ultimate liability of the Company with respect to such claims are based on management’s informed estimates and judgments using data currently available.

•	Catastrophe Exposure – The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	weather conditions and may include terrorist events. It is possible that a catastrophic event could adversely impact profitability.

•	Reinsurance – The adequacy of reinsurance coverage which may be obtained by the Company and the ability and willingness of the Company’s reinsurers to pay.

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

Collateralized mortgage and asset backed securities, on a cost basis, amounted to $95.8 million and $311.6 million, respectively, as of June 30, 2003, and $89.2 and $284.1, respectively, as of December 31, 2002. The collateralized mortgage and asset backed investments are shorter tranche securities possessing favorable prepayment risk profiles.

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

	Gross Unrealized Losses
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$0.3	$1.2	$1.5	$0.1	$1.6
4 – 6 months	—	—	—	0.2	0.2
7 – 9 months	—	0.2	0.2	0.2	0.4
10 – 12 months	—	1.8	1.8	—	1.8
13 – 18 months	—	6.5	6.5	—	6.5
19 – 24 months	1.2	0.1	1.3	—	1.3
> 24 months	—	1.5	1.5	—	1.5

Total Gross Unrealized Losses	$1.5	$11.3	$12.8	$0.5	$13.3

Estimated fair value of securities with a gross unrealized loss	$39.5	$96.9	$136.4	$15.2	$151.6

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The following table presents certain information with respect to individual securities with a significant unrealized loss position as of June 30, 2003.

	Significant Unrealized Losses by Security
	(in millions)
Issuer	Security Type	Carrying Value	Unrealized Loss
Alliance CAP FDG CLO A-3 144A	Fixed Maturity – Interest in Securitized Assets	$3.4	$0.5
Continental Airlines 2000-1-C-2	Fixed Maturity	2.3	0.7
Conseco Fin SEC Corp 2000-4ml	Fixed Maturity – Interest in Securitized Assets	0.9	1.2
Conseco Fin SEC Corp SER 2000-4ml	Fixed Maturity – Interest in Securitized Assets	0.3	0.9
Greentree Financial Corp. 99-2 B1	Fixed Maturity – Interest in Securitized Assets	0.6	2.3
Nextcard CRCN MNT 2001-1 CLB144A	Fixed Maturity – Interest in Securitized Assets	2.0	3.0
Waterside Loan TR JR NT CLO 144A	Fixed Maturity – Interest in Securitized Assets	2.2	0.8

		$11.7	$9.4

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

Results of Operations (Six Months ended June 30, 2003 (Restated) vs. June 30, 2002 (Restated))

          Premiums: Gross written premiums grew $107.0 million (36.0%) to $404.2 million for the six months ended June 30, 2003 from $297.2 million for the same period of 2002; gross earned premiums grew $102.7 million (41.0%) to $353.2 million for the six months ended June 30, 2003 from $250.5 million for the same period of 2002; net written premiums increased $20.4 million (8.8%) to $251.8 million for the six months ended June 30, 2003 from $231.4 million for the same period of 2002; and net earned premiums grew $85.6 million (46.0%) to $271.7 million in 2003 from $186.1 million in 2002.

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

The respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2003 vs. June 30, 2002 amount to $27.1 million (17.0%), ($0.3) million (-0.6%) and ($6.4) million (-25.9%) respectively. The differing percentage changes in net written premiums versus gross written premiums for the commercial lines segment during the period results from:

•	The Company entering into a Quota Share reinsurance agreement (effective April 1, 2003) covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement provides that a profit commission will be paid to the Company upon commutation equal to the positive balance in the Funds Held Payable to Reinsurer account. During the six months ended June 30, 2003, the Company ceded $102.4 million of written premium, which included unearned premium reserves of $63.6 million at April 1, 2003.

•	Lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty and from $0.9 million to $1.0 million on its excess liability reinsurance treaty effective January 1, 2003.

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

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $69.5 million (61.0%) to $183.4 million for the six months ended June 30, 2003 from $113.9 million for the same period of 2002 and the loss ratio increased to 67.5% in 2003 from 61.2% in 2002. This increase in net loss and loss adjustment expenses was due to the 46.0% growth in net earned premiums, and to the Company increasing the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $33.0 million to $59.8 million and $57.9 million, respectively. As of March 31, 2003 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $47.4 million ($40.0 million net of reinsurance). The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. Adverse trends further deteriorated in both frequency and severity on leases expiring in 2003. As part of the Company’s monitoring and evaluation process, a consulting firm was engaged during the second quarter of 2003 to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the result of the indications and subsequent evaluation by the Company and changes in the Company’s assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the oversupply of used cars; and the overall general economic conditions. As of June 30, 2003, approximately 61,000 leases were outstanding under the Company’s residual value policies. The Company is projecting a 42% loss frequency and average loss of approximately $2,300 per claim with respect to these leases.

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

          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $19.7 million (33.4%) to $78.6 million for the six months ended June 30, 2003 from $58.9 million for the same period of 2002. This increase was due primarily to the 46.0% growth in net earned premiums. During the period the Company ceded $33.1 million of net earned premium and earned $13.3 million in ceding commission under the quota share reinsurance agreement (see Premiums).

          Other Operating Expenses: Other operating expenses increased $0.4 million to $3.3 million for the six months ended June 30, 2003 from $2.9 million for the same period of 2002 as the Company continues to control its expenses.

          Income Tax Expense: The Company’s effective tax rate for the six months ended June 30, 2003 and 2002 was 29.1% and 31.8%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Results of Operations (Three Months ended June 30, 2003 (Restated) vs. June 30, 2002 (Restated))

          Premiums: Gross written premiums grew $50.1 million (31.2%) to $210.9 million for the three months ended June 30, 2003 from $160.8 million for the same period of 2002; gross earned premiums grew $48.9 million (37.2%) to $180.2 million for the three months ended June 30, 2003 from $131.3 million for the same period of 2002; net written premiums decreased $41.8 million (34.3%) to $80.1 million for the three months ended June 30, 2003 from $121.9 million for the same period of 2002; and net earned premiums grew $26.5 million (27.4%) to $123.3 million in 2003 from $96.8 million in 2002.

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

Additionally, the respective net written premium decreases for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2003 vs. June 30, 2002 amount to $23.2 million (27.6%), $10.1 million (40.4%) and $8.5 million (66.1%) respectively. The differing percentage changes in net written premiums versus gross written premiums during the period results from:

•	The Company entering into a Quota Share reinsurance agreement (effective April 1, 2003) covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0%, adjusted prorata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement provides that a profit commission will be paid to the Company upon commutation equal to the positive balance in the Funds Held Payable to Reinsurer account. During the three months ended June 30, 2003, the Company ceded $102.4 million of written premium which included unearned premium reserves of $63.6 million at April 1, 2003.

•	Lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty, and from $0.9 million to $1.0 million on its excess liability reinsurance treaty effective January 1, 2003.

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

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $32.2 million (53.0%) to $93.0 million for the three months ended June 30, 2003 from $60.8 million for the same period of 2002 and the loss ratio increased to 75.4% in 2003 from 62.8% in 2002. This increase in net loss and loss adjustment expenses was due to the 27.4% growth in net earned premiums, and to the Company increasing the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $33.0 million to $59.8 million and $57.9 million, respectively. As of March 31, 2003 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $47.4 million ($40.0 million net of reinsurance). The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. Adverse trends further deteriorated in both frequency and severity on leases expiring in 2003. As part of the Company’s monitoring and evaluation process, a consulting firm was engaged during the second quarter of 2003 to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the result of the indications and subsequent evaluation by the Company and changes in the Company’s assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

greater numbers than expected further adding to the oversupply of used cars; and the overall general economic conditions. As of June 30, 2003, approximately 61,000 leases were outstanding under the Company’s residual value policies. The Company is projecting a 42% loss frequency and average loss of approximately $2,300 per claim with respect to these leases.

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

          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.1 million (3.6%) to $32.2 million for the three months ended June 30, 2003 from $31.1 million for the same period of 2002. This increase was due primarily to the 27.4% growth in net earned premiums. During the period the company ceded $33.1 million in net earned premiums and earned $13.3 million in ceding commission under the quota share reinsurance agreement (see Premiums).

          Other Operating Expenses: Other operating expenses increased $0.1 million to $1.6 million for the three months ended June 30, 2003 from $1.5 million for the same period of 2002 as the Company continues to control its expenses.

          Income Tax Expense: The Company’s effective tax rate for the three months ended June 30, 2003 and 2002 was 22.7% and 30.7%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

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

          An evaluation was performed in July 2003 by management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the Company’s previously filed Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003. Based on this evaluation, the CEO and CFO had concluded that, as of the end of the period covered by such Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within such entities, particularly during the period in which such Quarterly Report on Form 10-Q was being prepared.

          In connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, an evaluation was performed by management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by such Quarterly Report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, subject to the matters set forth in the following paragraph.

          As a result of the Company’s restatement of certain of its financial statements, as referred to in Item 2 — Restatement of Financial Statements of this report, to include a portion of its revenue and net income in prior periods arising from profit commissions under two reinsurance contracts, the Company has determined that it should enhance its documentation and research as to its understanding of appropriate accounting for reinsurance transactions. In connection therewith, the Company:

1.	Formed a new reinsurance contract subcommittee with senior members from appropriate departments within the Company to review, discuss and make appropriate conclusions with respect to the documentation requirements and the accounting for the Company’s reinsurance contracts;

2.	Will, as promptly as practicable, add an additional accounting professional to its staff whose responsibility will be to spend substantially all of his or her working time researching and documenting technical accounting matters (including reinsurance matters), as well as supporting other members of the Company’s accounting staff and the reinsurance contract subcommittee.

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit No.	Description
31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2004

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2004

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2004

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2004

     *  Filed herewith.

b.	The Company filed the following report on Form 8-K during the quarterly period ended June 30, 2003:

Date of Report	Item Reported
April 21, 2003	First Quarter Conference Call Presentation
April 23, 2003	First Quarter Results March 31, 2003 and Regulation FD Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date August 19, 2004	Craig P. Keller
Craig P. Keller
Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)