Form 10-Q/A
period 2003-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2004-08-19
CIK 909109

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

EXPLANATORY NOTE

The Company has included its restated consolidated balance sheet as of September 30, 2003, restated consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2003 and nine months ended September 30, 2002, restated consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2003 and the year ended December 31, 2002, and restated consolidated statements of cash flows for the nine months ended September 30, 2003 and September 30, 2002 in this Form 10-Q/A. The restatement records in prior periods a portion of the revenue and net income arising from profit commissions under three reinsurance contracts, one of which originally had been recorded in the second quarter 2002, another of which originally had been recorded in the fourth quarter 2003, and another of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a 2001 accident year aggregate stop loss reinsurance contract effective during the period January 1, 2001 through December 31, 2001, a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. The restatement is more fully described in Part I herein under “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1 of Part I in our consolidated unaudited financial statements and related notes, including, without limitation, in Note 2. Any amounts shown herein as restated are the restated amounts.

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends Part I, Items 1, 2 and 4 and, Part II, Item 6, of the Company’s previously filed Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003 to reflect the aforementioned restatement and related changes. The applicable rules require that each of these Items be entirely restated upon amendment. Items other than those listed above have not been changed and therefore have not been included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX

For the Quarterly Period Ended September 30, 2003

Part I - Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets – September 30, 2003 (Restated) and December 31, 2002	4
Consolidated Statements of Operations and Comprehensive Income - For the three and nine months ended September 30, 2003 (Restated) and 2002 (Restated)	5
Consolidated Statements of Changes in Shareholders’ Equity - For the nine months ended September 30, 2003 (Restated) and year ended December 31, 2002 (Restated)	6
Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003 (Restated) and 2002 (Restated)	7
Notes to Consolidated Financial Statements	8-16
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-26
Item 4.
Controls and Procedures	27
Part II - Other Information
Item 6.
Exhibits and Reports on Form 8-K	28
Signatures	29
CERTIFICATION OF THE COMPANY'S CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE COMPANY'S CHIEF FINANCIAL OFFICER
CERTIFICATION OF THE COMPANY'S CEO, SECTION 906
CERTIFICATION OF THE COMPANY'S CFO, SECTION 906

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	September 30,
	2003
	(Restated)	December 31,
	(Unaudited)	2002
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,054,193 AND $832,701)	$1,074,520	$854,513
EQUITY SECURITIES AT MARKET (COST $78,665 AND $51,257)	86,441	54,346

TOTAL INVESTMENTS	1,160,961	908,859
CASH AND CASH EQUIVALENTS	90,891	42,002
ACCRUED INVESTMENT INCOME	10,512	8,571
PREMIUMS RECEIVABLE	181,861	130,007
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	275,328	151,352
DEFERRED INCOME TAXES	13,252	7,541
DEFERRED ACQUISITION COSTS	54,161	61,272
PROPERTY AND EQUIPMENT, NET	15,182	12,794
GOODWILL	25,724	25,724
OTHER ASSETS	14,655	10,212

TOTAL ASSETS	$1,842,527	$1,358,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$593,527	$445,548
UNEARNED PREMIUMS	431,791	306,093

TOTAL POLICY LIABILITIES AND ACCRUALS	1,025,318	751,641
FUNDS HELD PAYABLE TO REINSURER	90,587	—
LOANS PAYABLE	49,750	39,113
PREMIUMS PAYABLE	32,489	33,553
PAYABLE FOR SECURITIES PURCHASE	46,690	6,100
OTHER LIABILITIES	72,567	50,104

TOTAL LIABILITIES	1,317,401	880,511

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 21,984,492 AND 21,868,877 SHARES ISSUED AND OUTSTANDING	280,286	276,945
NOTES RECEIVABLE FROM SHAREHOLDERS	(6,197)	(6,407)
ACCUMULATED OTHER COMPREHENSIVE INCOME	18,267	16,185
RETAINED EARNINGS	232,770	191,100

TOTAL SHAREHOLDERS’ EQUITY	525,126	477,823

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,842,527	$1,358,334

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003		2003	2002
	(Restated)	2002	(Restated)	(Restated)
REVENUE:
NET EARNED PREMIUMS	$146,676	$106,146	$418,387	$292,199
NET INVESTMENT INCOME	9,173	9,497	28,348	27,727
NET REALIZED INVESTMENT GAIN (LOSS)	474	199	(1,309)	(2,935)
OTHER INCOME	1,988	419	3,689	435

TOTAL REVENUE	158,311	116,261	449,115	317,426

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	100,645	114,325	328,023	252,003
NET REINSURANCE RECOVERIES	(21,240)	(35,976)	(65,232)	(59,773)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	79,405	78,349	262,791	192,230
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	41,542	32,343	120,120	91,221
OTHER OPERATING EXPENSES	2,668	1,632	5,974	4,570

TOTAL LOSSES AND EXPENSES	123,615	112,324	388,885	288,021

INCOME BEFORE INCOME TAXES	34,696	3,937	60,230	29,405

INCOME TAX EXPENSE (BENEFIT):
CURRENT	10,403	2,044	25,392	14,413
DEFERRED	718	(999)	(6,832)	(5,278)

TOTAL INCOME TAX EXPENSE	11,121	1,045	18,560	9,135

NET INCOME	$23,575	$2,892	$41,670	$20,270

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN (LOSS) ARISING DURING PERIOD	(1,568)	6,364	1,231	7,639
RECLASSIFICATION ADJUSTMENT	(308)	(129)	851	1,908

OTHER COMPREHENSIVE INCOME (LOSS)	(1,876)	6,235	2,082	9,547

COMPREHENSIVE INCOME	$21,699	$9,127	$43,752	$29,817

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$1.08	$0.13	$1.90	$0.94

DILUTED EARNINGS PER SHARE	$1.04	$0.13	$1.85	$0.91

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,913,053	21,625,799	21,879,748	21,577,670
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	787,627	636,828	681,716	716,017

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	22,700,680	22,262,627	22,561,464	22,293,687

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Nine Months
	Ended	For the Year Ended
	September 30, 2003	December 31,
	(Restated)	2002
	(Unaudited)	(Restated)
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	21,868,877	21,509,723
EXERCISE OF EMPLOYEE STOCK OPTIONS	75,125	107,000
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	40,490	252,154

BALANCE AT END OF PERIOD	21,984,492	21,868,877

TREASURY SHARES:
BALANCE AT BEGINNING OF YEAR	—	—
SHARES REPURCHASED PURSUANT TO AUTHORIZATION	10,000	75,000
EXERCISE OF EMPLOYEE STOCK OPTIONS	(6,500)	—
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	(3,500)	(75,000)

BALANCE AT END OF PERIOD	—	—

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$276,945	$268,509
EXERCISE OF EMPLOYEE STOCK OPTIONS	1,991	2,115
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	1,350	6,321

BALANCE AT END OF PERIOD	280,286	276,945

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(6,407)	(3,373)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(1,154)	(4,017)
COLLECTION OF NOTES RECEIVABLE	1,364	983

BALANCE AT END OF PERIOD	(6,197)	(6,407)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	16,185	8,461
OTHER COMPREHENSIVE INCOME, NET OF TAXES	2,082	7,724

BALANCE AT END OF PERIOD	18,267	16,185

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	191,100	157,347
NET INCOME	41,670	33,753

BALANCE AT END OF PERIOD	232,770	191,100

COMMON STOCK HELD IN TREASURY:
BALANCE AT BEGINNING OF YEAR	—	—
EXERCISE OF EMPLOYEE STOCK OPTIONS	94	—
COMMON SHARES REPURCHASED	(300)	(2,023)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	206	2,023

BALANCE AT END OF PERIOD	—	—

TOTAL SHAREHOLDERS’ EQUITY	$525,126	$477,823

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$41,670	$20,270
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT LOSS	1,309	2,935
DEPRECIATION AND AMORTIZATION EXPENSE	6,148	1,345
DEFERRED INCOME TAX BENEFIT	(6,832)	(5,278)
CHANGE IN PREMIUMS RECEIVABLE	(51,854)	(36,720)
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	(33,389)	(35,759)
CHANGE IN OTHER RECEIVABLES	(1,941)	(1,013)
CHANGE IN INCOME TAXES PAYABLE	636	(5,520)
CHANGE IN DEFERRED ACQUISITION COSTS	7,111	(18,686)
CHANGE IN OTHER ASSETS	(4,750)	3,006
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	147,979	96,769
CHANGE IN UNEARNED PREMIUMS	125,698	108,443
CHANGE IN OTHER LIABILITIES	20,763	32,490
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	495	1,251

NET CASH PROVIDED BY OPERATING ACTIVITIES	253,043	163,533

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	71,674	188,746
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	162,032	82,793
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	10,936	13,898
COST OF FIXED MATURITIES ACQUIRED	(419,264)	(422,182)
COST OF EQUITY SECURITIES ACQUIRED	(38,593)	(26,703)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(4,632)	(2,484)

NET CASH USED BY INVESTING ACTIVITIES	(217,847)	(165,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	(34,245)	(29,842)
PROCEEDS FROM LOANS PAYABLE	44,882	29,381
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS.	1,590	864
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	1,364	617
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	402	410
COST OF COMMON STOCK REPURCHASED	(300)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,693	1,430

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,889	(969)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,002	49,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,891	$48,941

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$23,635	$18,412
INTEREST	$487	$466
NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES (FORFEITURES) PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$1,154	$(84)

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

The consolidated financial statements for the periods ended September 30, 2003 and September 30, 2002 have been restated as further described in Note 2.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002.

2.	Restatement of Financial Statements

The Company’s previously issued consolidated balance sheet as of September 30, 2003, consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2003 and nine months ended September 30, 2002, changes in shareholders’ equity for the nine months ended September 30, 2003 and year ended December 31, 2002, and cash flows for the nine months ended September 30, 2003 and September 30, 2002 have been restated to include a portion of the revenue and net income in prior periods arising from profit commissions under three reinsurance contracts. The revenue and net income of one of the contracts had originally been recorded in the second quarter of 2002 and portions of such revenue and net income should have been recorded during each quarter of 2001. The revenue and net income of another contract had originally been fully recorded in the fourth quarter 2003 although portions of such revenue and net income should have been recorded in the quarters ended June 30, 2003, September 30, 2003 and March 31, 2004. Portions of the revenue and net income for the other contract should have been recorded in the quarters ended June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004. These profit commissions were due to the Company from reinsurers under a 2001 aggregate stop loss reinsurance contact effective during the period January 1, 2001 through December 31, 2001, a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004.

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

The effect of this restatement on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2003 and for the nine months ended September 30, 2002 and on the consolidated balance sheet as of September 30, 2003 is shown in the tables below (in thousands, except per share amounts):

Consolidated Statements of Operations and Comprehensive Income Data

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	As			As
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net earned premiums	$142,688	$3,988	$146,676	$412,499	$5,888	$418,387
Total revenue	$154,323	$3,988	$158,311	$443,227	$5,888	$449,115
Income before income taxes	$30,708	$3,988	$34,696	$54,342	$5,888	$60,230
Income tax expense: deferred	$(678)	$1,396	$718	$(8,893)	$2,061	$(6,832)
Total income tax expense	$9,725	$1,396	$11,121	$16,499	$2,061	$18,560
Net income	$20,983	$2,592	$23,575	$37,843	$3,827	$41,670
Basic earnings per share	$0.96	$0.12	$1.08	$1.73	$0.17	$1.90
Diluted earnings per share	$0.92	$0.12	$1.04	$1.68	$0.17	$1.85

	Nine Months Ended September 30, 2002
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Net earned premiums	$295,663	$(3,464)	$292,199
Total revenue	$320,890	$(3,464)	$317,426
Income before income taxes	$32,869	$(3,464)	$29,405
Income tax expense: deferred	$(4,066)	$(1,212)	$(5,278)
Total income tax expense	$10,347	$(1,212)	$9,135
Net income	$22,522	$(2,252)	$20,270
Basic earnings per share	$1.04	$(0.10)	$0.94
Diluted earnings per share	$1.01	$(0.10)	$0.91

Consolidated Balance Sheet Data

	As of September 30, 2003
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Deferred income taxes	$15,313	$(2,061)	$13,252
Other assets	$8,767	$5,888	$14,655
Total assets	$1,838,700	$3,827	$1,842,527
Retained earnings	$228,943	$3,827	$232,770
Total shareholders’ equity	$521,299	$3,827	$525,126
Total liabilities and shareholders’ equity	$1,838,700	$3,827	$1,842,527

3.	Investments

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

Pursuant to the quota share reinsurance agreement, the Company ceded $55.4 million and $159.0 million of net written premiums, $40.2 million and $74.5 million of net earned premiums, $21.3 million and $40.3 million in net loss and loss adjustment expenses, and earned $16.3 million and $29.6 million in ceding commissions, for the three and nine months ended September 30, 2003, respectively. In addition, the interest credit (expense), which is included in net investment income, for the three and nine months ended September 30, 2003 was $0.8 million and $1.3 million, respectively. The Company has also accrued a profit commission based upon the experience of the underlying business ceded to this reinsurance agreement, in the amounts of $1.8 million and $3.0 million for the three and nine months ended September 30, 2003, respectively. The profit commission reduces ceded written and earned premiums.

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

Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003		2003	2002
	(Restated)	2002	(Restated)	(Restated)
Weighted-Average Common Shares Outstanding	21,913	21,626	21,880	21,578
Weighted-Average Share Equivalents Outstanding	788	637	681	716

Weighted-Average Shares and Share Equivalents Outstanding	22,701	22,263	22,561	22,294

Net Income	$23,575	$2,892	$41,670	$20,270

Basic Earnings per Share	$1.08	$0.13	$1.90	$0.94

Diluted Earnings per Share	$1.04	$0.13	$1.85	$0.91

10.	Income Taxes

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

(In thousands, except per share data)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003		2003	2002
	(Restated)	2002	(Restated)	(Restated)
Net Income As Reported	$23,575	$2,892	$41,670	$20,270
Assumed Stock Compensation Cost	783	609	1,510	1,114

Pro Forma Net Income	$22,792	$2,283	$40,160	$19,156

Basic Earnings Per Share:
As Reported	$1.08	$0.13	$1.90	$0.94

Pro Forma	$1.04	$0.11	$1.83	$0.89

Diluted Earnings Per Share:
As Reported	$1.04	$0.13	$1.85	$0.91

Pro Forma	$1.01	$0.10	$1.78	$0.86

12.	Commitments and Contingencies

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

Following is a tabulation of business segment information for the nine and three months ended September 30, 2003 and 2002. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Nine Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
September 30, 2003 (Restated):
Gross Written Premiums	$512,871	$106,818	$70,926	$—	$690,615

Net Written Premiums	$354,297	$73,132	$24,687	$—	$452,116

Revenue:
Net Earned Premiums	$315,010	$76,981	$26,396	$—	$418,387
Net Investment Income	—	—	—	28,348	28,348
Net Realized Investment Loss	—	—	—	(1,309)	(1,309)
Other Income	—	—	3,361	328	3,689

Total Revenue	315,010	76,981	29,757	27,367	449,115

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	202,357	45,941	14,493	—	262,791
Acquisition Costs and Other Underwriting Expenses	—	—	—	120,120	120,120
Other Operating Expenses	—	—	2,422	3,552	5,974

Total Losses and Expenses	202,357	45,941	16,915	123,672	388,885

Income Before Income Taxes	112,653	31,040	12,842	(96,305)	60,230
Total Income Tax Expense	—	—	—	18,560	18,560

Net Income	$112,653	$31,040	$12,842	$(114,865)	$41,670

Total Assets	$—	$—	$283,625	$1,558,902	$1,842,527

September 30, 2002 (Restated):
Gross Written Premiums	$360,169	$82,427	$65,125	$—	$507,721

Net Written Premiums	$285,533	$75,825	$31,270	$—	$392,628

Revenue:
Net Earned Premiums	$206,132	$60,357	$25,710	$—	$292,199
Net Investment Income	—	—	—	27,727	27,727
Net Realized Investment Loss	—	—	—	(2,935)	(2,935)
Other Income	—	—	1,294	(859)	435

Total Revenue	206,132	60,357	27,004	23,933	317,426

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	147,723	30,551	13,956	—	192,230
Acquisition Costs and Other Underwriting Expenses	—	—	—	91,221	91,221
Other Operating Expenses	—	—	140	4,430	4,570

Total Losses and Expenses	147,723	30,551	14,096	95,651	288,021

Income Before Income Taxes	58,409	29,806	12,908	(71,718)	29,405
Total Income Tax Expense	—	—	—	9,135	9,135

Net Income	$58,409	$29,806	$12,908	$(80,853)	$20,270

Total Assets	$—	$—	$215,058	$1,081,182	$1,296,240

	Three Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
September 30, 2003 (Restated):
Gross Written Premiums	$231,169	$35,071	$20,186	$—	$286,426

Net Written Premiums	$168,262	$25,765	$6,338	$—	$200,365

Revenue:
Net Earned Premiums	$114,191	$24,418	$8,067	$—	$146,676
Net Investment Income	—	—	—	9,173	9,173
Net Realized Investment Gain	—	—	—	474	474
Other Income	—	—	1,807	181	1,988

Total Revenue	114,191	24,418	9,874	9,828	158,311

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	61,277	13,948	4,180	—	79,405
Acquisition Costs and Other Underwriting Expenses	—	—	—	41,542	41,542
Other Operating Expenses	—	—	1,364	1,304	2,668

Total Losses and Expenses	61,277	13,948	5,544	42,846	123,615

Income Before Income Taxes	52,914	10,470	4,330	(33,018)	34,696
Total Income Tax Expense	—	—	—	11,121	11,121

Net Income	$52,914	$10,470	$4,330	$(44,139)	$23,575

Total Assets	$—	$—	$283,507	$1,558,902	$1,842,527

September 30, 2002:
Gross Written Premiums	$161,139	$30,103	$19,232	$—	$210,474

Net Written Premiums	$126,595	$28,137	$6,501	$—	$161,233

Revenue:
Net Earned Premiums	$77,051	$21,748	$7,347	$—	$106,146
Net Investment Income	—	—	—	9,497	9,497
Net Realized Investment Gain	—	—	—	199	199
Other Income	—	—	372	47	419

Total Revenue	77,051	21,748	7,719	9,743	116,261

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	66,457	7,398	4,494	—	78,349
Acquisition Costs and Other Underwriting Expenses	—	—	—	32,343	32,343
Other Operating Expenses	—	—	78	1,554	1,632

Total Losses and Expenses	66,457	7,398	4,572	33,897	112,324

Income Before Income Taxes	10,594	14,350	3,147	(24,154)	3,937
Total Income Tax Expense	—	—	—	1,045	1,045

Net Income	$10,594	$14,350	$3,147	$(25,199)	$2,892

Total Assets	$—	$—	$215,058	$1,081,182	$1,296,240

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

The Company’s previously issued financial statements for the quarterly periods ended September 30, 2003 and September 30, 2002 have been restated to record a portion of the revenue and net income arising from profit commissions under three reinsurance contracts, one of which had originally been recorded in the second quarter 2002, another of which had originally been recorded in the fourth quarter 2003 and another of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a 2001 aggregate stop loss reinsurance contract effective during the period January 1, 2001 through December 31, 2001, a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003, and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. See Note 2 of Notes to Consolidated Financial Statements for more information.

The impact of this restatement on the previously reported results of operations for the three and nine months ended September 30, 2003 was to increase net income by $2.6 million ($0.12 diluted earnings per share) and $3.8 million ($0.17 diluted earnings per share), respectively. The impact of this restatement on the previously reported results of operations for the nine months ended September 30, 2002 was to decrease net income by $2.3 million ($0.10 diluted earnings per share). The restatement also resulted in an increase to net earned premium in the amount of $4.0 million and $5.9 million for the three and nine months ended September 30, 2003, respectively, and a decrease to net earned premium in the amount of $3.5 million for the nine months ended September 30, 2002. References herein to those fiscal periods that have been restated are to the restated amounts.

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

Collateralized mortgage and asset backed securities, on a cost basis, amounted to $63.7 million and $357.3 million, respectively, as of September 30, 2003, and $89.2 and $284.1, respectively, as of December 31, 2002. The collateralized mortgage and asset backed investments are amortizing securities possessing favorable prepayment and/or extension risk profiles.

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

Results of Operations (Nine Months ended September 30, 2003 (Restated) vs. September 30, 2002 (Restated))

     Premiums: Gross written premiums grew $182.9 million (36.0%) to $690.6 million for the nine months ended September 30, 2003 from $507.7 million for the same period of 2002; gross earned premiums grew $165.2 million (41.3%) to $564.9 million for the nine months ended September 30, 2003 from $399.7 million for the same period of 2002; net written premiums increased $59.5 million (15.2%) to $452.1 million for the nine months ended September 30, 2003 from $392.6 million for the same period of 2002; and net earned premiums grew $126.2 million (43.2%) to $418.4 million in 2003 from $292.2 million in 2002.

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

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2003 vs. September 30, 2002 amount to $68.8 million (24.1%), -$2.7 million (-3.6%) and -$6.6 million (-21.1%) respectively. The differing percentage changes in net written premiums versus gross written premiums for the commercial lines, specialty lines and personal lines segments during the period results from:

•	The Company entering into a Quota Share reinsurance agreement (effective April 1, 2003) covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of the net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers’ expense allowance and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement provides that a profit commission will be paid to the Company upon commutation equal to the positive balance in the Funds Held Payable to Reinsurer account. During the nine months ended September 30, 2003, the Company ceded $156.0 million of written premium, which included unearned premium reserves of $63.6 million at April 1, 2003.

•	Relatively lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty and from $0.9 million to $1.0 million on its excess liability reinsurance treaty effective January 1, 2003.

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

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $70.6 million (36.7%) to $262.8 million for the nine months ended September 30, 2003 from $192.2 million for the same period of 2002 and the loss ratio increased to 65.8% in 2003 from 65.0% in 2002. This increase in net loss and loss adjustment expenses was due to the 43.2% growth in net earned premiums, the $33.0 million increase in the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 and offset in part by the 2002 and 2003 price increases which have exceeded loss trends (see Premiums).

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

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $28.9 million (31.7%) to $120.1 million for the nine months ended September 30, 2003 from $91.2 million for the same period of 2002. This increase was due primarily to the 43.2% growth in net earned premiums and in part to the Company establishing a $1.4 million allowance for doubtful reinsurance receivables based upon its review of collectibility from its reinsurers. During the period the Company ceded $71.5 million of net earned premium and earned $29.6 million in ceding commission under the quota share reinsurance agreement (see Premiums).

     Other Operating Expenses: Other operating expenses increased $1.4 million to $6.0 million for the nine months ended September 30, 2003 from $4.6 million for the same period of 2002 as the Company continues to control its expenses during this period of premium growth.

     Income Tax Expense: The Company’s effective tax rate for the nine months ended September 30, 2003 and 2002 was 30.8% and 31.1%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to total income before tax.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Results of Operations (Three Months ended September 30, 2003 (Restated) vs. September 30, 2002)

     Premiums: Gross written premiums grew $75.9 million (36.1%) to $286.4 million for the three months ended September 30, 2003 from $210.5 million for the same period of 2002; gross earned premiums grew $62.4 million (41.8%) to $211.7 million for the three months ended September 30, 2003 from $149.3 million for the same period of 2002; net written premiums increased $39.2 million (24.3%) to $200.4 million for the three months ended September 30, 2003 from $161.2 million for the same period of 2002; and net earned premiums grew $40.6 million (38.3%) to $146.7 million in 2003 from $106.1 million in 2002.

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

Additionally, the respective net written premium changes for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2003 vs. September 30, 2002 amount to $41.7 million (32.9%), ($2.4) million (-8.4%) and ($0.2) million (-2.5%) respectively. The differing percentage changes in net written premiums versus gross written premiums during the period results from:

•	The Company entering into a Quota Share reinsurance agreement (effective April 1, 2003) covering all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium (including 22% of net unearned premium reserves at April 1, 2003) and loss and loss adjustment expenses. The Company also receives a provisional commission of 33.0%, adjusted prorata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement provides that a profit commission will be paid to the Company upon commutation equal to the positive balance in the Funds Held Payable to Reinsurer account. During the three months ended September 30, 2003, the Company ceded $53.6 million of written premium.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	Relatively lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty, and from $0.9 million to $1.0 million on its excess liability reinsurance treaty effective January 1, 2003.

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

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $1.1 million (1.4%) to $79.4 million for the three months ended September 30, 2003 from $78.3 million for the same period of 2002 and the loss ratio decreased to 54.1% in 2003 from 73.8% in 2002. This increase in net loss and loss adjustment expenses was due to the 38.3% growth in net earned premiums, partially offset by 2002 and 2003 price increases which have exceeded loss trends and the Company increasing loss and loss adjustment expenses incurred by $27.0 million ($15.0 million net of reinsurance recoverables) for the three months ended September 30, 2002 as a result of changes in estimates of insured events in prior years. Such adverse loss development was due to losses emerging at a higher rate on automobile leases expiring on residual value policies than had been originally anticipated when the reserves were estimated, primarily as a result of the deterioration in the value of used cars.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Additionally, during the period the Company ceded $21.3 million in net loss and loss adjustment expenses pursuant to the quota share reinsurance agreement (see Premiums).

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $9.2 million (28.5%) to $41.5 million for the three months ended September 30, 2003 from $32.3 million for the same period of 2002. This increase was due primarily to the 38.3% growth in net earned premiums and in part to the Company establishing a $1.4 million allowance for doubtful reinsurance receivables based upon its review of collectibility from its reinsurers. During the period the company ceded $38.4 million in net earned premiums and earned $16.3 million in ceding commission under the quota share reinsurance agreement (see Premiums).

     Other Operating Expenses: Other operating expenses increased $1.1 million to $2.7 million for the three months ended September 30, 2003 from $1.6 million for the same period of 2002. The increase in other operating expenses was primarily due to the increase in brokering activities resulting in an increase in the amount of broker commissions paid (see “Other Income” above).

     Income Tax Expense: The Company’s effective tax rate for the three months ended September 30, 2003 and 2002 was 32.1% and 26.5%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities. The lower effective tax rates are principally due to the relative proportion of tax exempt income to total income before tax.

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

     An evaluation was performed in October 2003 by management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the Company’s previously filed Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003. Based on this evaluation, the CEO and CFO had concluded that, as of the end of the period covered by such Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within such entities, particularly during the period in which such Quarterly Report on Form 10-Q was being prepared.

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