Form 10-K/A
period 2003-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2004-08-19
CIK 909109

FORM 10-K/A

Amendment No. 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                 to

Commission File Number: 0-22280

PHILADELPHIA CONSOLIDATED HOLDING CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2202671

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Bala Plaza, Suite 100 Bala Cynwyd, Pennsylvania	19004

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 617-7900

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

YES:   ☒   NO:   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES:   ☒   NO:   ☐

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

As of March 10, 2004, Registrant had outstanding 22,033,824 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive Proxy Statement for Registrant’s 2004 Annual Meeting of Shareholders to be held April 29, 2004 are incorporated by reference in Part III.

EXPLANATORY NOTE

The Company has included its restated consolidated balance sheet as of December 31, 2003 (the restatement does not affect the Company’s consolidated balance sheet as of December 31, 2002) and the restated consolidated statements of operations and comprehensive income, of changes in shareholders’ equity and of cash flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 in this Form 10-K/A. The restatement records in prior periods a portion of the revenue and net income arising from profit commissions under three reinsurance contracts, one of which originally had been recorded in the second quarter 2002, another of which originally had been recorded in the fourth quarter 2003, and another of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a 2001 accident year aggregate stop loss reinsurance contract effective during the period January 1, 2001 through December 31, 2001, a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003, and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. The restatement is more fully described herein under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8-Financial Statements and Supplementary Data” — Note 2. Any amounts shown herein as restated are the restated amounts.

This Amendment No. 1 to Annual Report on Form 10-K/A amends Part I, Item 1, Part II, Items 6, 7, 8 and 9A and Part IV, Item 15 of the Company’s previously filed Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 to reflect the aforementioned restatement and related changes. The applicable rules require that each of these Items be entirely restated upon amendment. Items other than those listed above have not been changed and therefore have not been included in this amendment No. 1 to Annual Report on Form 10-K/A.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed with this Form 10-K/A.

PART I

Item 1. BUSINESS

GENERAL

     As used in this Amendment No. 1 to Annual Report on Form 10-K/A, (i) “Philadelphia Insurance” refers to Philadelphia Consolidated Holding Corp., (ii) the “Company” refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the “Insurance Subsidiaries” refers to Philadelphia Indemnity Insurance Company (“PIIC”), Philadelphia Insurance Company (“PIC”), Mobile USA Insurance Company (“MUSA”) and Liberty American Insurance Company (“LAIC”), collectively; (iv) “MIA” refers to Maguire Insurance Agency, Inc., a captive underwriting manager; (v) “MHIA” refers to Mobile Homeowners Insurance Agencies, Inc., a managing general agency; (vi) “Premium Finance” refers to Liberty American Premium Finance Company; and (vii) “PCHC Investment” refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984 as an insurance holding company. Liberty American Insurance Group, Inc., a Delaware insurance holding company, and its subsidiaries MUSA, LAIC, MHIA and Premium Finance, are sometimes referred to herein collectively as “Liberty”.

     During 2003, the Company continued its growth through adherence to its core philosophies of specialization, mixed marketing and profitable underwriting. 2003 gross written premiums increased 36.5% to $906.0 million. Premium growth was primarily attributable to the Company capitalizing on continuing turmoil in the property and casualty market, as well as better “brand” recognition with agents and brokers. The turmoil created a general environment of rate increases and reduced capacity in the marketplace. The Company’s GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 91.3%, which was substantially lower than the property and casualty industry as a whole. Total assets increased to $1.9 billion, and shareholders’ equity increased to $545.6 million (Restated).

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

     During 2003, the Company’s rate increases on renewal business approximated 4.3%, 10.2% and 9.4% for the commercial, specialty and personal lines segments, respectively. There can be no assurance, however, that these favorable trends will continue or that these rate increases can be sustained.

BUSINESS OVERVIEW AND STRATEGY

     The Company designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. Insurance products are distributed through a diverse multi-channel delivery system centered around the Company’s direct production underwriting organization. A select group of 105 “preferred agents” and a broader network of approximately 8,500 independent agents supplement the production underwriting organization, which consisted of 204 professionals located in 36 regional and field offices across the United States as of December 31, 2003.

     The Company’s commercial products include commercial multi-peril package insurance targeting specialized niches, including, among others, non-profit organizations, health and fitness organizations, homeowners’ associations, condominium associations, specialty schools and day care facilities; commercial automobile insurance targeting the leasing and rent-a-car industries; property insurance for large commercial accounts such as shopping centers, business parks, hotels and medical facilities; and inland marine products targeting larger risks such as new builders’ risk and miscellaneous property floaters.

     The Company also writes select classes of professional liability and directors’ and officers’ liability products, as well as personal property and casualty products for the manufactured housing and homeowners’ markets.

     The Company maintains detailed systems, records and databases that enable the continuous monitoring of its book of business in order to identify and react swiftly to positive or negative developments and trends. The Company is able to track performance, including loss ratios, by segment, product, region, state, producer and policyholder. Detailed profitability reports are produced and reviewed on a routine (primarily monthly) basis as part of the policy of regularly analyzing and reviewing the Company’s book of business.

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

Business Segments

     The Company’s operations are classified into three reportable business segments:

•	Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile and specialty property and inland marine insurance products;

•	Specialty Lines Underwriting Group, which has underwriting responsibility for the professional liability and directors’ and officers’ liability insurance products; and

•	Personal Lines Underwriting Group, which has underwriting responsibility for personal property and casualty insurance products for the manufactured housing and homeowners’ markets, principally in Florida.

     The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the gross written premiums for each of the Company’s business segments and the relative percentages that such premiums represented.

	For the Years Ended December 31,
	2003		2002		2001
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
			(dollars in thousands)
Commercial Lines	$662,339	73.1%	$473,100	71.3%	$315,948	66.7%
Specialty Lines	154,105	17.0	110,176	16.6	79,317	16.7
Personal Lines	89,549	9.9	80,463	12.1	78,300	16.6

Total	$905,993	100.0%	$663,739	100.0%	$473,565	100.0%

Commercial Lines:

     Commercial Package: The Company has provided commercial multi-peril package policies to targeted niche markets for over 15 years. The primary customers for these policies include:

•	non-profit and social service organizations;

•	health and fitness organizations;

•	homeowners’ associations;

•	condominium associations;

•	specialty schools;

•	boat dealerships;

•	mobile home parks;

•	day care facilities; and

•	mental health facilities.

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

•	rental car companies

•	leasing companies

•	banks

•	credit unions

     Specialty Property & Inland Marine: The Company has provided property and inland marine coverage to targeted markets for the past 5 years. The primary customers for these policies include:

•	shopping centers

•	business parks

•	medical facilities

•	hotels and motels

•	new construction (inland marine)

Specialty Lines:

     The Company has provided errors and omissions (professional) and directors and officers (D&O) liability to targeted classes of business for approximately 14 years. The professional liability products provide errors and omissions coverage primarily for:

•	lawyers

•	accountants

•	miscellaneous (marketing, management, computer, marriage/family counseling) consultants

•	excess liability

     The directors’ and officers’ product, with an emphasis on non-profit institutions and private companies, are offered to:

•	non-profit (501(c)(3) companies)

•	for-profit public and private companies.

Personal Lines:

     The Company entered the personal lines property and casualty business through the acquisition of Liberty American Insurance Group, Inc. (“Liberty”) in 1999. This personal lines platform produces and underwrites specialized manufactured housing and homeowners’ property and casualty business principally in Florida, and to a lesser extent, in California, Arizona and Nevada. Liberty also produces and services federal flood insurance under the National Flood Insurance Program for both personal and commercial policyholders.

     Products offered include manufactured housing insurance for senior citizen retirees in “preferred” parks, a program for newly constructed manufactured homes on private property; a preferred homeowners’ program that targets newer homes valued between $100,000 and $375,000 in gated retiree communities, and a homeowners’ program excluding wind exposure in Florida coastal counties for the in-park manufactured housing business. As a result of Florida’s increased seasonal residents during the winter months, approximately 50% of the in-park manufactured housing business is written in the first four calendar months of the year.

Geographic Distribution

     The following table provides the geographic distribution for all reportable business segments of the Company’s risks insureds as represented by direct earned premiums for the year ended December 31, 2003. No other state accounted for more than 2% of total direct earned premiums for the year ended December 31, 2003 (dollars in thousands).

State	Direct Earned Premiums	Percent of Total
Florida	$154,277	19.7%
California	89,442	11.4
New York	58,743	7.5
Texas	42,508	5.4
Illinois	34,513	4.4
Pennsylvania	32,447	4.1
Massachusetts	32,272	4.1
New Jersey	31,850	4.1
Ohio	29,335	3.7
Minnesota	16,850	2.1
Other	262,208	33.5

Total Direct Earned Premiums	$784,445	100.0%

See Note 20 to the Company’s financial statements included with this Form 10-K/A for information concerning the revenues, net income and assets of the Company’s business segments.

Underwriting and Pricing

     The Company’s business segments are organized around its three underwriting divisions: Commercial Lines, Specialty Lines, and Personal Lines. Each underwriting division’s responsibilities include: pricing, managing the risk selection process, and monitoring loss ratios by product insured.

     The Company attempts to adhere to conservative underwriting and pricing practices. The Company’s underwriting strategy is detailed in a document which is signed by each underwriting professional. Written underwriting guidelines are maintained and updated regularly for all classes of business underwritten and adherence to these underwriting guidelines is maintained through underwriting audits conducted by the Company. Product pricing levels are monitored utilizing a system which measures the aggregate price level of a book of business. This system assists management and underwriters to promptly recognize and respond to price deterioration. When necessary, the Company is willing to re-underwrite, sharply curtail or discontinue a product deemed to present unacceptable risks.

     The Commercial Lines Underwriting Group has underwriting responsibility for the Company’s commercial multi-peril package, commercial automobile and large property and inland marine products. The Group currently consists of 58 home office and 59 regional office underwriters which are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines home office underwriting unit is responsible for underwriting, auditing, and servicing renewal business, as well as an authority referral for the regional office underwriters for quoting new business. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance for new business. The commercial lines underwriting group is under the immediate direction of Underwriter Managers who report to the Vice Presidents of Commercial Lines Underwriting. Overall management responsibility of the book of business resides in the home office with the senior underwriting officers. The Company believes that its ability to deliver excellent service and build long lasting relationships is enhanced through its management structure.

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

     The Company uses a combination of Insurance Services Office, Inc. (“ISO”) coverage forms and rates and independently filed forms and rates. Coverage forms and rates are independently developed for situations where the line of business is not supported by ISO or where management believes the ISO forms and rates do not adequately address the risk. Departures from ISO forms are also used to differentiate the Company’s products from its competitors.

Reinsurance

     The Company has entered into various reinsurance agreements for the purpose of limiting loss exposure. The Company’s casualty excess of loss reinsurance agreement provides that the Company bears the first $1.0 million layer of liability on each occurrence. Casualty, fidelity, professional liability and/or fiduciary liability risks in excess of $1.0 million up to $11.0 million are reinsured under a casualty treaty (“Excess Treaty”) placed through a reinsurance broker with Converium Reinsurance North America Inc., American Reinsurance Company, Endurance Specialty Insurance LTD, and Liberty Mutual Insurance Company, with a pro rata participation of 35%, 25%, 20% and 20%, respectively. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for each casualty risk in excess of $11.0 million. Effective January 1, 2004 the Company’s casualty excess of loss reinsurance agreement provides that the Company bears the first $1.0 million layer of liability on umbrella risks for policies where the Company provides the first $1.0 million primary layer of coverage.

     The Company’s property excess of loss reinsurance treaty provides that the Company bears the first $2.0 million of loss on each risk with its reinsurers bearing two layers of loss up to $15.0 million on each risk (General Reinsurance Corporation provides limits of $8.0 million in excess of $2.0 million, and Swiss Reinsurance American Corporation, provides limits of $5.0 million in excess of $10.0 million). The Company also has automatic facultative excess of loss reinsurance with General Reinsurance Corporation for each property loss in excess of $15.0 million up to $50.0 million. To mitigate potential exposures to losses arising from terrorist acts, the Company has purchased per risk reinsurance coverage for terrorism with a $13.0 million aggregate policy limit for 2003. Under this reinsurance coverage the Company bears the first $2.0 million layer of loss on each risk and coverage.

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

     The Company has also purchased property catastrophe reinsurance covering both its commercial and personal lines losses. For catastrophe losses occurring in the State of Florida the Company’s reinsurance coverage is approximately $289.0 million in excess of the Company’s $4.0 million per occurrence retention. For catastrophe property losses occurring outside the State of Florida the Company’s reinsurance coverage is approximately $46.0 million for commercial lines catastrophe losses and $6.0 million for personal lines catastrophe losses in excess of the Company’s $4.0 million retention. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss, the Company currently maintains catastrophe reinsurance coverage for the 250 year storm event on its personal lines business in Florida.

     The Company also has an excess casualty reinsurance agreement which provides an additional $5.0 million of coverage for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits.

Additionally, an errors and omissions insurance policy provides an additional $10.0 million of coverage with respect to these exposures.

     The Company seeks to limit the risk of a reinsurer’s default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least “A” (Excellent) by A.M. Best. Secondly, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. Finally, the Company typically does not write casualty policies in excess of $11.0 million or property policies in excess of $25.0 million. Although the Company purchases reinsurance to limit its loss exposure by transferring the risk to its reinsurers, reinsurance doesn’t relieve the Company of its liability to policyholders.

     The Company regularly assesses its reinsurance needs and seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve increases in retentions, modifications in premium rates, changes in reinsurers and other matters.

Marketing and Distribution

     Proactive risk selection based on sound underwriting criteria and relationship selling in clearly defined target markets continues to be the foundation of the Company’s marketing plan. Within this framework, the Company’s marketing effort is designed to promote a systematic and disciplined approach to developing business which is anticipated to be profitable.

     The Company distributes its products through its direct production underwriting organization, an extensive network of approximately 8,500 independent brokers’ and its “preferred agent” program. The Company’s most important distribution channel is its production underwriting organization. Although the Company has always written business directly, the production underwriting organization was established by the Company to stimulate new sales through independent agents. The production underwriting organization is currently comprised of 204 professionals located in 36 offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct prospecting, relationships with approximately 8,500 brokers have been formed, either because the broker has a preexisting relationship with the insured or has sought the Company’s expertise in one of its specialty products. This mixed marketing concept provides the Company with the flexibility to respond to changing market conditions and, when appropriate, shift its emphasis to different product lines to take advantage of opportunities as they arise. In addition, the production underwriting organization’s ability to gather market intelligence enables the rapid identification of soft markets and redeployment to firmer markets, from a product line or geographic perspective. The Company believes that its mixed marketing platform provides a competitive edge in stable market conditions, the strengths of which are all the more evident during periods of dislocation or consolidation.

     The Company’s preferred agent program, in which business relationships are formed with brokers specializing in certain of the Company’s business niches, consisted of 105 preferred agents at year-end 2003. Preferred agents are identified by the Company based on productivity and loss experience, and receive additional benefits from the Company in exchange for meeting defined production and profitability criteria.

     The Company supplements its marketing efforts through affinity programs, trade shows, direct mailings and national advertisements placed in trade magazines serving industries in which the Company specializes, as well as links to industry web sites. The Company has also enhanced its marketing with Internet-based initiatives, such as the Personal Lines Division’s “Liberty American In TouchSM” real-time policy inquiry system, which allows agents to view account data, process non-dollar endorsements, rate, quote and issue a policy over the Internet.

Product Development

     The Company continually evaluates new product opportunities, consistent with its strategic focus on selected market niches. Direct contacts between the Company’s field and home office personnel, preferred agent council and its customers have produced a number of new product ideas. All new product ideas are presented to the Product Development Committee for consideration. Such Committee, currently composed of the Company’s President and members of senior management, meets regularly to review the feasibility of products from a variety of perspectives, including profitability, underwriting risk, marketing and distribution, reinsurance, long-term viability and consistency with the Company’s culture and philosophy. For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel (e.g., a limited number of selected production underwriters), an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products may involve lower retentions than customarily utilized. After a new product is approved for test marketing, the Company monitors its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, the Company either moves to improve results by initiating adjustments or abandons the product.

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

     The Company’s experienced staff of claims management professionals are assigned to dedicated claim units within specific niche markets. Each of these units receive supervisory direction and news, legislative and product development updates from the unit director. Claims management personnel have an average of approximately twenty years of experience in the industry. The dedicated claim units meet regularly to communicate findings of change within their assigned specialty. Staff within the dedicated claim units have an average of ten years experience in the industry.

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

Loss and Loss Adjustment Expenses

     The Company is liable for losses and loss adjustment expenses under its insurance policies and reinsurance treaties. While the Company’s professional liability policies are written on claims-made forms, and while claims on its other policies are generally reported promptly after the occurrence of an insured loss, in many cases several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of the loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

     When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company’s ultimate loss and loss adjustment expense. This estimate reflects an informed judgment, based on the Company’s reserving practices and the experience of the Company’s claims staff. Management also establishes reserves on an aggregate basis to provide for losses incurred but not reported (“IBNR”), as well as future development on claims reported to the Company.

     As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in societal attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management’s estimates and judgments; as new data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. The Insurance Subsidiaries’ actuary provides the Company’s with an annual statement of opinion for its statutory filings with regulators.

     The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated.

	As of and For the Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Unpaid loss and loss adjustment expenses at beginning of year	$359,711	$250,134	$195,464

Provision for losses and loss adjustment expenses for current year claims	314,609	239,834	166,220
Increase in estimated ultimate losses and loss adjustment expenses for prior year claims	44,568	27,599	13,435

Total incurred losses and loss adjustment expenses	359,177	267,433	179,655

Loss and loss adjustment expense payments for claims attributable to:
Current year	69,905	58,530	54,228
Prior years	167,488	99,326	70,757

Total payments	237,393	157,856	124,985

Unpaid loss and loss adjustment expenses at end of year (1)	$481,495	$359,711	$250,134

(1)	Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $145,591, $85,837 and $52,599 at December 31, 2003, 2002 and 2001, respectively.

During 2003 the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:

•	The Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $38.8 million. As of December 31, 2003 the Company’s total liability for gross and net unpaid loss and loss adjustment expenses for these policies is estimated to be $30.3 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. The increase in the estimated gross and net loss was a result of:

•	Adverse trends further deteriorating in both claims frequency and severity for leases expiring in 2003. During the second quarter of 2003, the Company engaged a consulting firm to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the study and subsequent evaluation by the Company the Company changed its assumptions relating to future frequency and severity of losses, and increased the estimate for unpaid loss and loss adjustment expenses by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected, further adding to the over supply of used cars and the overall uncertain economic conditions.

•	The Company entering into an agreement with U.S. Bank, N.A. d/b/a Firstar Bank (“Firstar”) for residual value insurance policies purchased by Firstar. Under the terms of the agreement, the Company paid Firstar $27.5 million in satisfaction of any and all claims made or which could have been made by Firstar under the residual value policies. The Company increased the gross and net reserves for loss and loss adjustment expenses from $21.7 million to $27.5 million pursuant to this agreement.

•	The Company increased its estimate for unpaid loss and loss adjustment expenses for non residual value policies by $43.5 million ($30.8 million net of reinsurance recoverables) primarily for accident years 1999 to 2001 and decreased its estimate of the unpaid loss and loss adjustment expenses by $30.6 million ($25.0 million net of reinsurance recoverables) for the 2002 accident year. The increase in accident years 1999 to 2001 is principally attributable to:

•	$19.6 million ($13.7 million net of reinsurance recoverables) of development in claims made professional liability products as a result of case reserves developing greater than anticipated from the year-end 2002

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

•	The decrease in unpaid loss and loss adjustment expenses in accident year 2002 is principally attributable to:

•	$4.2 million ($4.7 million net of reinsurance recoverables) and $26.4 million ($20.3 million net of reinsurance recoverables) of favorable development in professional liability products and commercial package products, respectively, due to favorable loss experience as a result of favorable product pricing.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31,
(Dollars in Thousands)

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES, AS STATED	$38,714	$53,595	$68,246	$85,723	$108,928	$136,237	$161,353	$195,464	$250,134	$359,711	$481,496
Cumulative Paid as of:
1 year later	10,792	12,390	15,214	22,292	26,870	43,769	60,922	70,757	99,325	167,489
2 years later	19,297	23,139	31,410	38,848	56,488	84,048	109,092	131,649	211,851
3 years later	24,991	33,511	40,637	52,108	80,206	115,900	144,435	213,286
4 years later	28,903	38,461	47,994	63,738	95,047	131,062	201,779
5 years later	30,558	42,366	51,806	69,116	99,755	151,753
6 years later	32,748	43,860	53,198	70,779	106,915
7 years later	32,929	44,243	53,701	73,939
8 years later	33,102	44,627	55,541
9 years later	33,721	45,902
10 years later	33,923
Unpaid Loss and Loss Adjustment Expenses re-estimated as of End of Year:
1 year later	38,603	52,671	67,281	84,007	105,758	135,983	163,896	208,899	277,733	404,279
2 years later	38,016	52,062	66,061	81,503	103,513	138,245	177,782	232,582	334,802
3 years later	37,184	51,149	63,872	76,348	104,712	146,679	196,735	274,166
4 years later	36,272	49,805	59,085	73,992	109,061	151,077	228,082
5 years later	35,783	47,366	56,673	75,672	107,796	163,657
6 years later	34,509	45,797	55,861	74,645	110,845
7 years later	33,799	45,245	55,439	75,272
8 years later	33,695	44,878	55,606
9 years later	33,622	45,764
10 years later	33,782
Cumulative Redundancy (Deficiency)
Dollars	$4,932	$7,831	$12,640	$10,451	$(1,917)	$(27,420)	$(66,729)	$(78,702)	$(84,668)	$(44,568)
Percentage	12.7%	14.6%	18.5%	12.2%	(1.8)%	(20.1)%	(41.4)%	(40.3)%	(33.8)%	(12.4%)

(1)	Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $145,591, $85,837, $52,599, $42,030, $26,710, $16,120, $13,502, $10,919, $9,440, $5,580, and $5,539 at December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, and 1993, respectively.

(2)	1998 Unpaid Loss and Loss Adjustment Expenses, as stated, adjusted to include $1,207 unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

(3)	The Company maintains its historical loss records net of reinsurance, and therefore is unable to conform the presentation of this table to the financial statements.

     The cumulative redundancy (deficiency) represents the aggregate change in the reserve estimated over all prior years, and does not present accident year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

     The unpaid loss and loss adjustment expense of the Insurance Subsidiaries, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company’s financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance, whereas under GAAP these amounts are reported without giving effect to reinsurance. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote (1) on Page 10 for amounts). There is no effect on net income or shareholders’ equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

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

     The following table reflects the consolidated loss, expense and combined ratios of the Insurance Subsidiaries, together with the property and casualty industry-wide combined ratios after policyholders’ dividends.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Loss Ratio	63.1%	63.5%	60.7%	57.8%	59.7%
Expense Ratio	27.2%	28.0%	31.2%	31.3%	33.6%

Combined Ratio	90.3%	91.5%	91.9%	89.1%	93.3%

Industry Statutory Combined Ratio, after Policyholders’ Dividends	101.1%	107.4%	115.9%	110.4%	108.1%

	(1)	(2)	(2)	(2)	(2)

(1)	Source: Best’s Special Report “Keeping Pace” February 9, 2004 (Estimated 2003).

(2)	Source: Best’s Special Report “Keeping Pace” February 9, 2004

Premium-to-Surplus Ratio:

     While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities regard this ratio as an important indicator as to an insurer’s ability to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners (the “NAIC”) provide that an insurer’s net premium-to-surplus ratio is satisfactory if it is below 3 to 1.

     The following table sets forth, for the periods indicated, net written premiums to surplus as regards policyholders’ for the Insurance Subsidiaries (statutory basis):

	As of and For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Net Written Premiums	$601,253	$523,962	$333,817	$263,637	$195,258
Surplus as regards Policyholders	$415,900	$312,626	$280,960	$193,292	$179,341
Premium to Surplus Ratio	1.5 to 1.0	1.7 to 1.0	1.2 to 1.0	1.4 to 1.0	1.1 to 1.0

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

     At December 31, 2003, the Company had total investments with a carrying value of $1,172.1 million, and 92.3% of the Company’s total investments were fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, asset backed securities, mortgage pass-through securities and collateralized mortgage obligations, with a weighted average rating of “AA+”. The asset backed, mortgage pass-through and collateralized mortgage obligation securities amortizing securities possessing favorable prepayment risk and/or extension profiles. The remaining 7.7% of the Company’s total investments consisted primarily of publicly-traded common stocks.

     The following table sets forth information concerning the composition of the Company’s total investments at December 31, 2003:

		Estimated		Percent of
		Market	Carrying	Carrying
	Amortized Cost	Value	Value	Value
	(Dollars in Thousands)
Fixed Maturities:
Obligations of States and Political Subdivisions	$476,762	$488,976	$488,976	41.7%
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	51,480	51,918	51,918	4.4
Corporate and Bank Debt Securities	142,264	147,054	147,054	12.6
Asset Backed Securities	183,065	177,675	177,675	15.1
Mortgage Pass-Through Securities	159,160	162,529	162,529	13.9
Collateralized Mortgage Obligations	53,792	53,542	53,542	4.6
Equity Securities	79,813	90,358	90,358	7.7

Total Investments	$1,146,336	$1,172,052	$1,172,052	100.0%

     At December 31, 2003, approximately 98.7% of the Insurance Subsidiaries’ fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated “1” (“highest quality”) or “2” (“high quality”) by the NAIC.

     The cost and estimated market value of fixed maturity securities at December 31, 2003, by remaining original contractual maturity, is set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

	Amortized Cost	Estimated Market Value
	(Dollars in Thousands)
Due in one year or less	$53,845	$54,545
Due after one year through five years	223,676	229,476
Due after five years through ten years	177,412	182,132
Due after ten years	215,573	221,795
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	396,017	393,746

Total	$1,066,523	$1,081,694

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

Regulation

     General: The Company is subject to extensive supervision and regulation in the states in which it operates. Such supervision and regulation relate to numerous aspects of the Company’s business and financial condition. The primary purpose of the supervision and regulation is the protection of insurance policyholders and not the Company’s investors. The extent of regulation varies but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

•	issuance, renewal, suspension and revocation of licenses to engage in the insurance business;

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that the Company can include in the insurance policies it offers;

•	certain required methods of accounting;

•	maintenance of reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies.

     The regulations or the state insurance departments may affect the cost or demand for the Company’s products and may present impediments to obtaining rate increases or taking other actions to increase profitability. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Company does not have the requisite licenses and approvals, or does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend the Company from carrying on some or all of its activities. In light of several recent significant property and casualty insurance company insolvencies, it is possible that assessments paid to state guaranty funds may increase. Because the Insurance Subsidiaries are domiciled in Pennsylvania and Florida, the Pennsylvania Department of Insurance and the Florida Office of Insurance Regulation have primary authority over the Company.

     Regulation of Insurance Holding Companies: Pennsylvania and Florida, like many other states, have laws governing insurance holding companies (such as Philadelphia Insurance). Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, 5% to 10% or more of the outstanding voting securities of Philadelphia Insurance or the Insurance Subsidiaries. Such Department’s determination of whether to approve any such acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management, the effect of rates on coverages provided, if any, and whether competition in Pennsylvania or Florida would be reduced.

     The Pennsylvania and Florida statutes require every Pennsylvania and Florida domiciled insurer which is a member of an insurance holding company system to register with Pennsylvania or Florida, respectively, by filing and keeping current a registration statement on a form prescribed by the NAIC.

     The Pennsylvania statute also specifies that at least one-third of the board of directors, and each committee thereof, of either the domestic insurer or its publicly owned holding company (if any), must be comprised of outsiders (i.e., persons who are neither officers, employees nor controlling shareholders of the insurer or any affiliate). In addition, the domestic insurer or its publicly held holding company must establish one or more committees comprised solely of outside directors, with responsibility for recommending the selection of independent certified public accountants; reviewing the insurer’s financial condition, the scope and results of the independent audit and any internal audit; nominating candidates for director; evaluating the performance of principal officers; and recommending to the board the selection and compensation of principal officers.

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

     The National Association of Insurance Commissioners: In addition to state-imposed insurance laws and regulations, the Insurance Subsidiaries are subject to Statutory Accounting Principles (“SAP”) as codified by the NAIC in the “Accounting Practices and Procedures Manual” which was adopted by the Pennsylvania Insurance Department and Florida Office of Insurance Regulation effective January 1, 2001. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These model laws and regulations generally are not directly applicable to an insurance company unless and until they are adopted by applicable state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC’s state regulatory accreditation program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are “accredited” by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network, and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC’s initiatives have taken on a greater level of practical importance in recent years. The NAIC accredited both Pennsylvania and Florida under the NAIC Financial Regulation Standards.

     All the states have adopted the NAIC’s financial reporting form, which is typically referred to as the NAIC “Annual Statement”, and most states, including Pennsylvania and Florida, generally defer to the NAIC with respect to SAP. In this regard, the NAIC has a substantial degree of practical influence and is able to accomplish certain quasi-legislative initiatives through amendments to the NAIC annual statement and applicable accounting practices and procedures. For instance, the NAIC requires all insurance companies to have an annual statutory financial audit and an annual actuarial certification as to loss reserves by including such requirements within the annual statement instructions.

     Capital and Surplus Requirements: PIC’s eligibility to write insurance on a surplus lines basis in most jurisdictions is dependent on its compliance with certain financial standards, including the maintenance of a requisite level of capital and surplus and the establishment of certain statutory deposits. In recent years, many jurisdictions have increased the minimum financial standards applicable to surplus lines eligibility. For example, California and certain other states have adopted regulations which require surplus lines companies operating therein to maintain minimum capital of $15 million, calculated as set forth in the regulations. PIC maintains capital to meet these requirements.

     Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer’s domiciliary insurance department, and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders’ surplus of each of the Insurance Subsidiaries at December 31, 2003 is in excess of the minimum prescribed risk-based capital requirements.

     Insurance Guaranty Funds: The Insurance Subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state’s guaranty fund laws.

     Shared Markets: As a condition of its license to do business in various states, PIIC, MUSA and LAIC are required to participate in mandatory property-liability shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase coverage voluntarily provided by private insurers. In addition, some states require automobile insurers to participate in reinsurance pools for claims that exceed a certain amount. PIIC’s, MUSA’s and LAIC’s participation in such shared markets or pooling mechanisms is generally in proportion to the amount of their direct writings for the type of coverage written by the specific pooling mechanism in the applicable state.

     Mold Contamination: The property-casualty insurance industry experienced an increase in claim activity in the last few years pertaining to mold contamination. Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. The insurance industry foresees increased state legislative activity pertaining to mold contamination in 2004. The Company will closely monitor litigation trends in 2004, and continue to review relevant insurance policy exclusion language. There were few insurance laws or regulations enacted in 2003 regarding mold coverages. The regulatory emphasis appears to focus on personal lines rather than commercial lines. The Company has experienced an immaterial impact from mold claims and attaches a mold exclusion to policies where applicable.

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

     Certain Legislative Initiatives and Developments: A number of new, proposed or potential legislative or industry developments could further increase competition in the insurance industry. These developments include:

•	the enactment of the Gramm-Leach-Bliley Act of 1999 (which permits financial services companies such as banks and brokerage firms to engage in the insurance business), which could result in increased competition from new entrants to the Company’s markets;

•	the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;

•	changing practices caused by the Internet, which have led to greater competition in the insurance business.

     These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, recent favorable industry trends that have reduced insurance and reinsurance supply and increased demand could be reversed and may negatively influence the Company’s ability to maintain or increase rates. Accordingly, these developments could have an adverse effect on the Company’s earnings.

     The federal Terrorism Risk Insurance Act of 2002 (the “Act”) established a temporary federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined in the Act. The Terrorism Insurance Program (the “Program”) requires all commercial property and casualty insurers licensed in the United States to participate. The Program provides that in the event of a terrorist attack, as defined, resulting in insurance industry losses exceeding $5 million, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses up to $100 billion. Each insurance company is subject to a deductible based upon a percentage of the previous year’s direct earned premium, with the percentage increasing each year. The Program requires that insurers notify in-force commercial policyholders by February 24, 2003 that coverage for terrorism acts is provided and the cost for this coverage. It also requires notices to be given at certain specified times to insureds to which policies are issued after the date of the Act’s enactment. Policyholders have the option to accept or decline the coverage, or negotiate other terms. Property and casualty insurers, including the Company, are required to offer this coverage at each subsequent renewal even if the policyholder elected to exclude this coverage in the previous policy period. The Program became effective upon enactment and runs through December 31, 2005. With the signing of the Act, all previously approved exclusions for terrorism in any contract for property and casualty insurance in force as of November 26, 2002 are excluded. However, an insurer may reinstate a preexisting provision in a contract for property and casualty insurance that is in force on the date of enactment and that excludes coverage for an act of terrorism only:

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

     Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002, enacted on July 30, 2002, presents a significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies. The act, in part, sets forth requirements for certification by company CEOs and CFOs of certain reports filed with the SEC, disclosures pertaining to the adoption of a code of ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer’s financial statements. It also requires stronger guidance for development and evaluation of internal control procedures, as well as provisions pertaining to a company’s audit committee of the board of directors. The Company continues its efforts toward compliance with the act, particularly related to Section 404 dealing with our system of internal controls.

Competition

     The Company competes with a large number of other companies in its selected line of business, including major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of these competitors have greater financial and marketing resources than the Company. Profitability could be adversely affected if business is lost due to competitors offering similar or better products at or below the Company’s prices. In addition, a number of new, proposed or potential legislative or industry developments could further increase competition. New competition from these developments could cause the demand for the Company’s products to fall, which could adversely affect profitability.

     The current business climate remains competitive from a solicitation standpoint. The Company will “walk away”, if necessary, from writing business that does not meet established underwriting standards and pricing guidelines. Management believes though that the Company’s mixed marketing strategy is a strength in that it provides the flexibility to quickly deploy the marketing efforts of the Company’s direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company’s production underwriters have established relationships with approximately 8,500 brokers, thus facilitating a regular flow of submissions.

Employees

     As of February 25, 2004, the Company had 876 full-time employees and 30 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company’s relations with its employees are generally excellent.

Company Website and Availability of Securities and Exchange Commission (“SEC”) Filings

     The Company’s Internet website is www.phly.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website, or provides a link to, the Company’s Forms 10-K, 10-Q and 8-K filed or furnished on or after May 14, 1996, and any amendments to these Forms, that have been filed with the SEC on or after May 14, 1996 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. To access these filings, go to the Company’s website and click on “Investor Relations”, then click on “SEC Filings.”

         Item 6. SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	(In Thousands, Except Share and Per Share Data)
	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000	1999
Operations and Comprehensive Income Statement Data:
Gross Written Premiums	$905,993	$663,739	$473,565	$361,872	$274,918
Gross Earned Premiums	$789,498	$555,485	$421,063	$328,350	$245,978
Net Written Premiums	$602.300	$519,707	$337,281	$263,429	$184,071
Net Earned Premiums	$574,518	$417,722	$299,557	$227,292	$164,915
Net Investment Income	38,806	37,516	32,426	25,803	20,695
Net Realized Investment Gain (Loss)	794	(3,371)	3,357	11,718	5,700
Other Income	5,519	911	587	8,981	4,722

Total Revenue	619,637	452,778	335,927	273,794	196,032

Net Loss and Loss Adjustment Expenses	359,177	267,433	179,655	131,304	99,410
Acquisition Costs and Other Underwriting Expenses	162,912	129,918	97,020	75,054	53,793
Other Operating Expenses	7,822	6,372	6,841	14,679	8,939

Total Losses and Expenses	529,911	403,723	283,516	221,037	162,142

Minority Interest: Distributions on Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust	—	—	2,749	7,245	7,245

Income Before Income Taxes	89,726	49,055	49,662	45,512	26,645
Total Income Tax Expense	27,539	15,302	16,851	14,742	7,802

Net Income	$62,187	$33,753	$32,811	$30,770	$18,843

Weighted-Average Common Shares Outstanding	21,908,788	21,611,053	16,528,601	12,177,989	12,501,165
Weighted-Average Share Equivalents Outstanding	751,600	682,382	656,075	2,411,552	2,614,399

Weighted-Average Shares and Share Equivalents Outstanding	22,660,388	22,293,435	17,184,676	14,589,541	15,115,564

Basic Earnings Per Share	$2.84	$1.56	$1.99	$2.53	$1.51

Diluted Earnings Per Share	$2.74	$1.51	$1.91	$2.11	$1.25

Year End Financial Position:
Total Investments and Cash and Cash Equivalents	$1,245,994	$950,861	$723,318	$487,028	$420,016
Total Assets	1,870,941	1,358,334	1,019,974	730,464	599,051
Unpaid Loss and Loss Adjustment Expenses	627,086	445,548	302,733	237,494	188,063
Minority Interest in Consolidated Subsidiaries	—	—	—	98,905	98,905
Total Shareholders’ Equity	545,646	477,823	430,944	182,325	161,440
Common Shares Outstanding	22,007,552	21,868,877	21,509,723	13,431,408	12,590,908

Insurance Operating Ratios
(Statutory Basis):
Net Loss and Loss Adjustment Expenses to Net Earned Premiums	63.1%	63.5%	60.7%	57.8%	59.7%
Underwriting Expenses to Net Written Premiums	27.2%	28.0%	31.2%	31.3%	33.6%

Combined Ratio	90.3%	91.5%	91.9%	89.1%	93.3%

	A+	A+	A+	A+	A+
A.M. Best Rating	(Superior)	(Superior)	(Superior)	(Superior)	(Superior)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

The Company’s previously issued financial statements for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 have been restated to record a portion of the revenue and net income arising from profit commissions under three reinsurance contracts, one of which originally had been recorded in the second quarter 2002, another of which had originally been recorded in the fourth quarter 2003, and another of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a 2001 aggregate stop loss reinsurance contract effective during the period January 1, 2001 through December 31, 2001, a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003, and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. See Note 2 of Notes to Consolidated Financial Statements for more information on these matters.

The impact of this restatement on the previously reported results of operations for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 was to increase net income by $1.9 million ($0.08 diluted earnings per share), decrease net income by $2.3 million ($0.11 diluted earnings per share), and increase net income by $2.3 million ($0.13 diluted earnings per share), respectively. The restatement also resulted in an increase (decrease) to net earned premiums in the amount of $2.9 million, ($3.5) million, and $3.5 million for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively, and an increase to the previously reported retained earnings balance as of December 31, 2003 and December 31, 2001 in the amount of $1.9 million, and $2.3 million, respectively. The restatement does not affect the Company’s retained earnings balance as of December 31, 2002. Any amounts shown herein as restated are the restated amounts.

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

The Company generates its revenues through the sale of commercial property and casualty insurance policies. The insurance policies are sold through the Company’s five distribution channels which include direct sales, retail insurance agents/open brokerage, wholesalers, preferred agents and the internet. The Company believes that consistency in its field office representation has created excellent relationships with local insurance agencies across the country.

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

In this environment, the Company continued its strong growth, with gross written premiums increasing 36.5% to $906.0 million. Gross written premium growth was strong across all the Company’s business segments with in-force policy counts increasing 22.8% and 39.7% for the commercial and specialty lines segments, respectively, remaining flat for the personal lines segment, and weighted average premium rate increases on renewal business approximating 4.3%, 10.2% and 9.4% for the commercial, specialty and personal lines segments, respectively.

	Commercial	Specialty	Personal
($’s in millions)	Lines	Lines	Lines	Total
2003 Gross Written Premium	$662.4	$154.1	$89.5	$906.0
2002 Gross Written Premium	$473.1	$110.2	$80.5	$663.8
Percentage Increase	40.0%	39.9%	11.3%	36.5%
2003 Weighted Average Premium Rate Increase on Renewal Business	4.3%	10.2%	9.4%
2002 Weighted Average Premium Rate Increase on Renewal Business	10.0%	26.0%	8.0%

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

The GAAP combined ratio for the year ended December 31, 2003 was 90.9%, which, once again, was substantially lower than the property and casualty industry as a whole. Included in the 2003 calendar year net loss and loss adjustment expenses was $44.6 million of prior accident year development, of which, $38.8 million was attributable to the Company’s run-off residual value line of business. The following table illustrates the 2003 calendar year and accident year loss ratios by segment.

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Total
2003 calendar year loss and loss adjustment expense ratio (Restated)	63.4%	59.8%	60.3%	62.5%
2003 accident year loss and loss adjustment expense ratio (Restated)	54.9%	53.4%	57.3%	54.8%

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

The Company’s fixed maturity portfolio amounted to $1,081.7 million and $854.5 million, as of December 31, 2003 and December 31, 2002, respectively, of which 98.6% of the portfolio for both years was comprised of investment grade securities. From the fourth quarter of 2001 into early 2003 following the war in Iraq, U.S. investment grade securities experienced varying price and ratings volatility, having been affected by the uncertain economic climate, corporate governance issues, and the subsequent stream of corporate scandals and high profile bankruptcies. More recently certain sectors of the investment grade security market have continued to lag despite a return to a more favorable economic climate. However, the high quality of the Company’s overall “AA+” rated fixed maturity portfolio, has mitigated potential volatility. The Company had fixed maturity investments with unrealized losses amounting to $10.6 million and $9.2 million as of December 31, 2003 and December 31, 2002, respectively. Of these amounts, interests in securitized assets had unrealized losses amounting to $9.2 million and $7.3 million as of December 31, 2003 and December 31, 2002, respectively. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF. Investments in aircraft collateralized Enhanced Equipment Trust Certificates (EETCs) had unrealized losses amounting to $0 and $1.3 million as of December 31, 2003 and December 31, 2002, respectively.

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

	Gross Unrealized Losses
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized loss	Excluding Interests	Interests in	Fixed Maturities
position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 - 3 months	$0.2	$0.3	$0.5	$1.5	$2.0
>3 - 6 months	0.3	0.5	0.8	0.1	0.9
>6 - 9 months	0.5	0.6	1.1	—	1.1
>9 - 12 months	—	—	—	—	—
>12 - 18 months	—	1.9	1.9	—	1.9
>18 - 24 months	—	3.4	3.4	—	3.4
> 24 months	0.4	2.5	2.9	—	2.9

Total Gross Unrealized Losses	$1.4	$9.2	$10.6	$1.6	$12.2

Estimated fair value of securities with a gross unrealized loss	$101.9	$96.9	$198.8	$6.8	$205.6

The following table presents certain information with respect to individual securities with a significant unrealized loss position as of December 31, 2003.

Significant Unrealized Losses by Security
(in millions)

Issuer	Security Type	Carrying Value	Unrealized Loss
Batterson Park CBO I CLC 144A	Equity Security-Equity Tranche of Securitized Asset	$0.0	$1.2
Conseco Fin SEC Corp 2000-4 M1	Fixed Maturity - Interest in Securitized Assets	0.5	1.6
Conseco Fin SEC Corp SER 2000-4 M2	Fixed Maturity - Interest in Securitized Assets	0.1	1.0
Greentree Financial Corp. 99-2 B1	Fixed Maturity - Interest in Securitized Assets	0.3	2.2
Nextcard CRCN MNT 2001-1 CLB144A	Fixed Maturity - Interest in Securitized Assets	3.7	1.3

		$4.6	$7.3

During 2003 the Company recorded impairment losses of $1.1 million, $0.1 million, $0.5 million for the Batterson Park CBO I CLC 144A, Conseco Fin SEC Corp SER 2000-4M2, and Greentree Financial Corp 99-2-B1 securities, respectively. Based upon the Company’s impairment evaluation as of December 31, 2003 utilizing cash flow assumptions of the supporting collateral, estimated default and recovery rates it was concluded that the remaining unrealized losses in the significant unrealized losses by security table are not other than temporary.

During 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $0.8 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.1 million and $4.4 million, respectively. During 2002 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $3.2 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $31.6 million and $14.1 million, respectively. The decision to sell these securities was based upon management’s assessment of economic conditions.

Market Risk of Financial Instruments

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

	DECEMBER 31, 2003
	EXPECTED MATURITY DATES
	(In thousands, except average interest rate)							TOTAL FAIR
	2004	2005	2006	2007	2008	Thereafter	TOTAL	VALUE
FIXED MATURITIES AVAILABLE FOR SALE:
Principal Amount	$119,372	$150,850	$128,609	$106,668	$127,667	$412,502	$1,045,668	$1,078,394
Book Value	$120,047	$153,444	$130,874	$107,360	$129,818	$421,813	$1,063,356
Average Interest Rate	4.03%	3.80%	3.59%	4.78%	4.27%	4.11%	4.08%	4.29%
PREFERRED:
Principal Amount	$1,500	$1,000	$3,625	—	—	—	$6,125	$6,572
Book Value	$1,489	$1,040	$3,792	—	—	—	$6,321
Average Interest Rate	6.06%	6.84%	6.46%	—	—	—	6.43%	6.18%
SHORT-TERM INVESTMENTS:
Principal Amount	$68,469	—	—	—	—	—	$68,469	$68,469
Book Value	$68,469	—	—	—	—	—	$68,469	—
Average Interest Rate	1.24%	—	—	—	—	—	1.24%	1.24%
LOANS PAYABLE:
Principal Amount	$48,482	—	—	—	—	—	$48,482	—
Average Interest Rate	1.23%	—	—	—	—	—	1.23%	—

Certain Critical Accounting Estimates and Judgments

•	Investments

•	Fair values

The carrying amount for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s total investments include $13.7 million in securities for which there is no readily available independent market price.

•	Other than temporary impairment, excluding interests in securitized assets

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

•	Impairment recognition for investments in securitized assets

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

•	Liability for Unpaid Loss and Loss Adjustment Expenses:

The liability for unpaid loss and loss adjustment expenses ($627.1 million and $445.6 million as of December 31, 2003 and 2002, respectively) reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Based upon past experience this estimate has been redundant by as much as 18.5% and deficient by as much as 41.4%. The process of establishing the liability for property and casualty unpaid loss and loss adjustment expenses is a complex and imprecise process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. The methods of making such estimates and establishing the resulting liabilities are regularly reviewed and updated, and any adjustments resulting therefrom are made in the accounting period in which the adjustment arose.

During 2003 the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:

•	The Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $38.8 million. As of December 31, 2003 the Company’s total liability for gross and net unpaid loss and loss adjustment expenses for these policies is estimated to be $30.3 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination which can be up to five years from lease inception. The increase in the estimated gross and net loss was a result of:

•	Further deterioration in both claims frequency and severity for leases expiring in 2003. During the second quarter of 2003, the Company engaged a consulting firm to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the study and the subsequent evaluation by the Company, the Company changed its assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected, further adding to the over supply of used cars, and the overall uncertain economic conditions.

•	The Company entering into an agreement with U.S. Bank, N.A. d/b/a Firstar Bank (“Firstar”) for residual value insurance policies purchased by Firstar. Under the terms of the agreement, the Company paid Firstar $27.5 million in satisfaction of any and all claims made or which could have been made by Firstar under the residual value policies. The Company increased the gross and net reserves for loss and loss adjustment expenses from $21.7 million to $27.5 million.

•	The Company increased its estimate for unpaid loss and loss adjustment expenses for non residual value policies by $43.5 million ($30.8 million net of reinsurance recoverables) primarily for accident years 1999 to 2001 and decreased its estimate of the unpaid loss and loss adjustment expenses by $30.6 million ($25.0 million net of reinsurance recoverables) for the 2002 accident year. The increase in accident years 1999 to 2001 is principally attributable to:

•	$19.6 million ($13.7 million net of reinsurance recoverables) of development in professional liability products as a result of case reserves developing greater than anticipated from the year-end 2002 ultimate loss estimate; $18.1 million ($11.1 million net of reinsurance recoverables) of development in the automobile and general liability coverages for commercial package products due to losses developing beyond the underlying pricing assumptions; and $5.8 million ($6.0 million net of reinsurance recoverables) of development in the commercial automobile excess liability insurance and GAP commercial automobile products due to losses developing beyond the underlying pricing assumptions.

•	The decrease in unpaid loss and loss adjustment expenses in accident year 2002 is principally attributable to:

•	$4.2 million ($4.7 million net of reinsurance recoverables) and $26.4 million ($20.3 million net of reinsurance recoverables) of favorable development in professional liability products and commercial package products, respectively, due to conservative initial loss estimates combined with favorable product pricing.

The method for determining reinsurance recoverables and estimated recoverability are regularly reviewed and adjustments resulting from this review are included in earnings in the period the adjustment arose.

•	Deferred Acquisition Costs:

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

RESULTS OF OPERATIONS
(2003 (Restated) versus 2002 (Restated))

Premiums: Premium information relating to the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2003 Gross Written Premiums	$662.4	$154.1	$89.5	$906.0
2002 Gross Written Premiums	$473.1	$110.2	$80.4	$663.7
Percentage Increase (Decrease)	40.0%	39.9%	11.3%	36.5%
2003 Gross Earned Premiums	$566.1	$138.3	$85.1	$789.5
2002 Gross Earned Premiums	$384.4	$93.9	$77.2	$555.5
Percentage Increase (Decrease)	47.3%	47.2%	10.2%	42.1%

The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In-force policy counts have increased 22.8% and 39.7% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts were approximately the same for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations. Firming prices in the property and casualty industry resulted in weighted average rate increases on renewal business approximating 4.3%, 10.2%, and 9.4% for the commercial, specialty and personal lines segments, respectively.

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the year ended December 31, 2003 vs. December 31, 2002 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2003 Net Written Premiums (Restated)	$463.9	$107.9	$30.5	$602.3
2002 Net Written Premiums (Restated)	$381.0	$101.6	$37.1	$519.7
Percentage Increase (Decrease)	21.8%	6.2%	(17.8%)	15.9%
2003 Net Earned Premiums (Restated)	$431.5	$108.8	$34.2	$574.5
2002 Net Earned Premiums (Restated)	$297.6	$85.0	$35.1	$417.7
Percentage Increase (Decrease)	45.0%	28.0%	(2.6%)	37.5%

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

earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium reduced by the reinsurers’ expense allowance and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement provides that a profit commission will be paid to the Company, upon commutation equal to the positive balance in the Funds Held Payable to Reinsurers account. During the year ended December 31, 2003, the Company ceded $194.0 million of written premium, which included unearned premium reserves of $63.6 million at April 1, 2003.

•	Relatively lower reinsurance costs (ceded premiums) as a result of increasing the Company’s loss retention from $0.5 million to $2.0 million on its commercial lines per-risk property reinsurance treaty and from $0.9 million to $1.0 million on its excess liability reinsurance treaty, effective January 1, 2003.

          Net Investment Income Net investment income approximated $38.8 in 2003 and $37.5 million in 2002. Total investments grew to $1,172.1 million at December 31, 2003 from $908.9 million at December 31, 2002. The growth in investment income is due to investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio increased to approximately 4.0 years at December 31, 2003, compared to 3.2 years at December 31, 2002 as a result of investing in overall “AAA” rated intermediate to longer tax exempt fixed income securities due to their perceived relative value to taxable alternatives. The Company’s taxable equivalent book yield on its fixed income holdings declined to 4.9% at December 31, 2003, from 5.2% at December 31, 2002, as a result of investing strong cash inflows due to premium increases at relatively low interest rates during the Federal Reserve’s latest easing cycle. Net investment income was reduced by $2.3 million due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

          The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 4.36% and 9.09% for the years ended December 31, 2003 and 2002, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 3.81% and 9.51% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the index because of the differing sector, security and duration composition of its portfolio compared to the index.

          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $0.8 million for the year ended December 31, 2003 and ($3.4) million for the same period in 2002. The Company realized net investment gains of $7.1 million and $4.0 million from the sale of fixed maturity and equity securities, respectively, for the year ended December 31, 2003, and $4.0 million and $6.3 million in non-cash realized investment losses for fixed maturity and common stock investments, respectively, as a result of the Company’s impairment evaluations.

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

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $91.8 million (34.3%) to $359.2 million for the year ended December 31, 2003 from $267.4 million for the same period of 2002 and the loss ratio decreased to 62.5% in 2003 from 64.0% in 2002. This increase in net loss and loss adjustment expenses was due to the 37.5% growth in net earned premiums, a $38.8 million increase in the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002, and a $5.8 million net increase in the estimated gross and net loss reserves for loss and loss adjustment expenses primarily for claims made professional liability and commercial automobile lines of business in prior accident years. Additionally, during the year the Company ceded $111.5 million of net earned premium and $62.7 million in net loss and loss adjustment expenses pursuant to the quota share reinsurance agreement (see Premiums).

          As of December 31, 2003, the Company has estimated a total liability for gross and net unpaid loss and loss adjustment expenses for the residual value policies of $30.3 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. As part of the Company’s monitoring and evaluation process, a consulting firm was engaged during the second quarter of 2003 to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the result of the indications and subsequent evaluation by the Company and changes in the Company’s assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the oversupply of used cars; and the overall general economic conditions. As of December 31, 2003, approximately 22,000 leases were outstanding under the Company’s residual value policies.

          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $33.0 million (25.4%) to $162.9 million for the year ended December 31, 2003 from $129.9 million for the same period of 2002. This increase was due primarily to the 37.5% growth in net earned premiums and in part to the Company establishing a $1.4 million allowance for doubtful reinsurance receivables based upon its review of collectibility from its reinsurers. During the year the Company ceded $111.5 million of net earned premium and earned $46.7 million in ceding commission under the quota share reinsurance agreement (see Premiums).

          Other Operating Expenses: Other operating expenses increased $1.4 million to $7.8 million for the year ended December 31, 2003 from $6.4 million for the same period of 2002 as the Company continues to control its expenses during this period of premium growth.

          Income Tax Expense: The Company’s effective tax rate for the years ended December 31, 2003 and 2002 was 30.7% and 31.2%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to total income before tax.

RESULTS OF OPERATIONS
(2002 (Restated) versus 2001 (Restated))

Premiums: Gross written premiums grew $190.1 million (40.1%) to $663.7 million in 2002 from $473.6 million in 2001; gross earned premiums grew $134.4 million (31.9%) to $555.5 million in 2002 from $421.1 million in 2001; net written premiums increased $182.4 million (54.1%) to $519.7 million in 2002 from $337.3 million in 2001; and net earned premiums grew $118.1 million (39.4%) to $417.7 million in 2002 from $299.6 million in 2001.

The respective gross written premium increases for the commercial lines, specialty lines and personal lines segments for the years ended December 31, 2002 vs. December 31, 2001 amount to $157.9 million (50.0%), $30.0 million (37.8%) and $2.2 million (2.8%), respectively. The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The continued consolidation of certain competitor property and casualty insurance companies has led to the displacement of certain of their independent agency relationships. This consolidation continues to result in new agency relationship opportunities for the Company, which have resulted in additional prospects and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	As a result of firming prices in the property and casualty industry, rate increases on renewal business have approximated 16.0%, 26.0%, and 8.0% for the commercial, specialty and the personal lines segments, respectively. Additionally, in force policy counts have increased 43.0% and 13.0% for the commercial and specialty lines segments, respectively, primarily as a result of the factors discussed above. Policy counts have decreased approximately 7.0% for the personal lines segment as a result of restricting new business and not renewing certain business to manage overall property exposures and the related catastrophe loss considerations.

Overall premium growth has been offset in part by the following factors:

•	Specialty Lines Segment — The Company’s decision not to renew approximately 2,000 policies in the professional liability product lines due to inadequate pricing levels being experienced as a result of market conditions and/or an unacceptable underwriting risk profile.

•	Personal Lines Segment — The Company’s decision to restrict new business and not renew approximately 9,000 policies in designated areas of Florida in the Company’s manufactured housing and homeowners product lines, based on an evaluation of property exposures and the related catastrophe loss considerations.

Pursuant to a routine underwriting review which focused on pricing adequacy and loss experience, as well as other underwriting criteria, the Company cancelled a Commercial Automobile Excess Liability Insurance customer (Commercial Lines Underwriting Group) effective October 22, 2002 as a result of an unacceptable underwriting risk profile. Such customer’s gross written premium and net written premium amounted to $36.7 million and $10.9 million, respectively, for the year ended December 31, 2002.

Additionally, the respective net written premium increases (decreases) for commercial lines, specialty lines and personal lines segments for the year ended December 31, 2002 vs. December 31, 2001 amount to $155.0 million (68.6%), $31.1 million (44.0%) and ($3.7) million (9.0%) respectively. The differing percentage increases (decreases) in net written premiums versus gross written premiums for the year is primarily due to the Company commuting a 2001 accident year aggregate stop loss reinsurance program during the quarter ended June 30, 2002 whereby net written and net earned premiums increased by $3.5 million ($2.3 million Commercial Lines, $0.8 million Specialty Lines, $0.4 million Personal Lines), and in part to other various changes in, or pricing of, the Company’s reinsurance program.

          Net Investment Income: Net investment income approximated $37.5 million in 2002 and $32.4 million in 2001. Total investments grew to $908.9 million at December 31, 2002 from $673.4 million at December 31, 2001. The growth in investment income is due to investing net cash flows provided from operating activities and the proceeds of the Company’s fourth quarter 2001 equity offering. The capital market environment during 2001 and most of 2002 (low U.S. Treasury yields) had the effect of increasing the level of prepayments in certain of the Company’s interest rate sensitive investments. The Company’s average duration of its fixed income portfolio approximated 3.2 years at December 31, 2002, compared to 2.7 years at December 31, 2001. Additionally, due to the capital market environment, the Company has invested approximately $75.1 million in overall “AAA” rated floating rate and shorter amortizing securities to reduce interest rate risk with the expectation of reinvesting these funds into longer duration investments at higher future fixed income rates. The Company’s tax equivalent book yield on its fixed income holdings was 5.2% at December 31, 2002, compared to 6.0% at December 31, 2001.

          The total return, which includes the effect of realized and unrealized gains and losses, of the Company’s fixed income portfolio was 9.09% and 7.30% for the years ended December 31, 2002 and 2001, respectively versus the Lehman Brothers US Aggregate Bond Index (“the Index”) total return of 9.51% and 8.67% for the same periods, respectively. While the performance during 2002 and 2001 was similar to the total return of the Index, performance differed from the Index due primarily to the following factors:

•	the Company’s fixed income portfolio is overweighted in the spread sectors, versus the Index, to capture the incremental spread available in non-Treasury securities consistent with its investment objective of achieving the highest after-tax risk adjusted yields;

•	the Company maintains a higher level of credit quality in the portfolio versus the Index; and

•	the Company maintains a shorter portfolio duration versus the Index.

          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were ($3.4) million for the year ended December 31, 2002 and $3.4 million for the same period in 2001. The Company realized net investment losses of $3.1 million from the sales of common stock equity securities and $3.4 million in net investment gains from the sale of fixed maturity securities during the year ended December 31, 2002. Additionally, $2.1 million and $1.6 million in non-cash realized investment losses were recorded for common stock and fixed maturity investments, respectively, as a result of the Company’s impairment evaluation (see Investments). The Company realized net investment gains of $8.3 million from the sales of common stock equity securities and $0.9 million from the sales of fixed maturity securities during the year ended December 31, 2001. These realized net investment gains were offset by $5.8 million in non-cash realized investment losses experienced on certain securities as a result of the Company’s impairment evaluation (see Investments). The proceeds from the sales were reinvested in fixed maturity securities to increase current investment income and decrease the overall percentage of investments in common stock securities.

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

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $87.7 million (48.8%) to $267.4 million for the year ended December 31, 2002 from $179.7 million for the same period of 2001 and the loss ratio increased to 64.0% in 2002 from 60.0% in 2001. This increase in net loss and loss adjustment expenses was due principally to the 39.4% growth in net earned premiums, and in part to the Company increasing loss and loss adjustment expenses incurred as a result of changes in estimates of insured events in prior years by: $27.6 million ($68.0 million gross of reinsurance) due to deterioration in frequency and severity trends on automobile leases currently expiring on residual value policies issued during the years 1998 through 2001 (see Certain Critical Accounting Estimates and Judgments — Liability for Unpaid Loss and Loss Adjustment Expense); and by $4.9 million ($6.9 million gross of reinsurance) due to adverse loss experience on the Commercial Automobile Excess Liability Insurance product (see Certain Critical Accounting Estimates and Judgments — Liability for Unpaid Loss and Loss Adjustment Expense). The Company also commuted a 2001 accident year aggregate stop loss reinsurance program in the second quarter of 2002, resulting in net written and net earned premium increasing by $3.6 million. The Company had not ceded any losses to the 2001 accident year aggregate stop loss reinsurance program. The year ended December 31, 2001 included a $4.0 million increase to unpaid loss and loss adjustment expenses arising from business interruption, business personal property, business property and workers’ compensation exposures relating to the September 11, 2001 terrorist attacks. The Company has entered into various reinsurance agreements for the purpose of limiting its loss exposure. Net reinsurance recoveries as a percentage of loss and loss adjustment expenses may vary considerably from period to period based upon the number and/or severity of our individual losses in excess of the amount retained under the Company’s reinsurance agreements in any one period.

          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $32.9 million (33.9%) to $129.9 million for the year ended December 31, 2002 from $97.0 million for the same period of 2001. This increase was due primarily to the 39.4% growth in net earned premiums, offset in part by:

•	A lower weighted average effective commission rate incurred on the commercial and specialty lines segment products of approximately 12.7% for the year ended December 31, 2002 compared to a weighted average effective commission rate of approximately 13.9% for the year ended December 31, 2001. The Company has been able to incur a relatively lower commission rate on business produced by independent agents in the current market environment.

•	Incremental written premium growth without a corresponding incremental increase in operating costs.

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

          Income Tax Expense: The Company’s effective tax rate for the year ended December 31, 2002 and 2001 was 31.2% and 33.9%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and in part due to the discontinuance of goodwill amortization. The decrease in the effective tax rate is principally due to a greater investment of cash flows in tax-exempt securities relative to taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of its subsidiaries. PCHC’s primary sources of funds are dividends from its subsidiaries and payments received pursuant to tax allocation agreements with the insurance subsidiaries. For the year ended December 31, 2003, payments to PCHC pursuant to such tax allocation agreements totaled $36.3 million. The payment of dividends to PCHC from the insurance subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits or policyholders’ surplus of the insurance subsidiaries from which dividends may be paid totaled $179.2 million at December 31, 2003. Of this amount, the insurance subsidiaries are entitled to pay a total of approximately $50.7 million of dividends in 2004 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida. During 2003 the insurance subsidiaries paid dividends of $4.0 million to Liberty American Insurance Group, Inc., a subsidiary of PCHC. During 2003 PCHC repurchased 10,000 shares of its common stock for approximately $0.3 million under the stock repurchase authorization. At December 31, 2003 the remaining stock repurchase authorization is $24.7 million.

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

Two of the Company’s Insurance Subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. At December 31, 2003, the Insurance Subsidiaries’ borrowing capacity with FHLB was $124.8 million. The Insurance Subsidiaries have utilized a portion of its borrowing capacity to purchase a diversified portfolio of investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and FHLB borrowing rates. The remaining unused borrowing capacity provides an immediately available line of credit. Borrowings aggregated $48.5 million at December 31, 2003, bear interest at adjusted LIBOR and mature twelve months from inception. The weighted-average interest rate on borrowings outstanding as of December 31, 2003 was 1.23% per annum. These borrowings are collateralized by investment securities, principally asset backed securities, with a carrying value of $59.1 million.

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. To reduce the potential for a write-off of amounts due from reinsurers, the Company: evaluates the financial condition of its reinsurers, principally contracts with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company, regularly monitors its reinsurance receivables and attempts to collect the obligations of its reinsurers on a timely basis.

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

The Insurance Subsidiaries, which operate under an intercompany reinsurance pooling agreement, must have certain levels of surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the “NAIC”) suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders’ surplus was 1.5-to-1.0 and 1.7-to-1.0 for 2003 and 2002, respectively.

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

CONTRACTUAL OBLIGATIONS

The Company has certain contractual obligations and commitments as of December 31, 2003 which are summarized below:

	Payments Due by Period
	(in thousands)
		Less than 1			More Than
	Total	year	1-3 years	4-5 years	5 years
Certain Contractual Obligations (1)
Long-Term Debt Obligations (2)	$48,482	$48,482	$—	$—	$—
Operating Leases	17,602	4,611	11,753	1,238	—
Other Long-Term Commercial Commitments (3)	2,252	2,252	—	—	—

Total	$68,336	$55,345	$11,753	$1,238	$—

(1)	Unpaid loss and loss adjustment expenses are not included in the above table as there is no related contractual maturity for such obligations.

(2)	Represents 12 month collateralized borrowings from the Federal Home Loan Bank of Pittsburgh.

(3)	Represents open commitments under certain limited partnership and information technology development agreements.

INFLATION

Property and casualty insurance premiums are established before the amount of losses and loss adjusted expenses, or the extent to which inflation may affect such amounts, is known. The Company attempts to anticipate the potential impact of inflation in establishing its premiums and reserves. Substantial future increases in inflation could result in future increases in interest rates, which, in turn, are likely to result in a decline in the market value of the Company’s investment portfolio and resulting unrealized losses and/or reductions in shareholders’ equity.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation 46 “Consolidation of Variable Interest Entities” was issued in January 2003 and is effective at various dates for various requirements. This interpretation addresses consolidation of variable interest entities (formerly known as special purpose entities). Management has determined that this interpretation will have no effect on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures financial instruments characteristics of both liabilities and equity. With the exception of certain financial measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was adopted in fiscal 2003. The implementation of SFAS No. 150 had no impact on the Company’s financial condition or results of operations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Philadelphia Consolidated Holding Corp. and Subsidiaries
Index to Financial Statements and Schedules

		Page

Financial Statements
Report of Independent Registered Public Accounting Firm		37
Consolidated Balance Sheets - As of December 31, 2003 (Restated) and 2002 (Restated)		38
Consolidated Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2003 (Restated), 2002 (Restated) and 2001 (Restated)		39
Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2003 (Restated), 2002 (Restated) and 2001 (Restated)		40
Consolidated Statements of Cash Flows - For the Years Ended December 31, 2003 (Restated), 2002 (Restated), and 2001 (Restated)		41
Notes to Consolidated Financial Statements		42-64
Financial Statement Schedules:
Schedule
I	Summary of Investments - Other Than Investments in Related Parties As of December 31, 2003	S-1
II	Condensed Financial Information of Registrant As of December 31, 2003 (Restated) and 2002 and For Each of the Three Years in the Period Ended December 31, 2003 (Restated)	S-2 — S-4
III	Supplementary Insurance Information As of and For the Years Ended December 31, 2003 (Restated), 2002 (Restated) and 2001 (Restated)	S-5
IV	Reinsurance For the Years ended December 31, 2003 (Restated), 2002 (Restated) and 2001 (Restated)	S-6
VI	Supplementary Information Concerning Property-Casualty Insurance Operations As of and For the Years Ended December 31, 2003 (Restated), 2002 (Restated) and 2001 (Restated)	S-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Philadelphia Consolidated Holding Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As described in Note 2, the Company has restated its 2003, 2002 and 2001 consolidated financial statements in order to properly recognize profit commissions under three of its reinsurance contracts.

PricewaterhouseCoopers LLP
February 11, 2004, except for Note 2
as to which the Date is August 19, 2004

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of December 31,
	2003 (Restated)	2002
ASSETS
Investments:
Fixed Maturities Available for Sale at Market (Amortized Cost $1,066,523 and $832,701)	$1,081,694	$854,513
Equity Securities at Market (Cost $79,813 and $51,257)	90,358	54,346

Total Investments	1,172,052	908,859
Cash and Cash Equivalents	73,942	42,002
Accrued Investment Income	11,008	8,571
Premiums Receivable	179,509	130,007
Prepaid Reinsurance Premiums and Reinsurance Receivables	292,157	151,352
Deferred Income Taxes	18,147	7,541
Deferred Acquisition Costs	56,288	61,272
Property and Equipment, Net	16,821	12,794
Goodwill	25,724	25,724
Other Assets	25,293	10,212

Total Assets	$1,870,941	$1,358,334

LIABILITIES and SHAREHOLDERS’ EQUITY
Policy Liabilities and Accruals:
Unpaid Loss and Loss Adjustment Expenses	$627,086	$445,548
Unearned Premiums	422,589	306,093

Total Policy Liabilities and Accruals	1,049,675	751,641
Funds Held Payable to Reinsurer	110,011	—
Loans Payable	48,482	39,113
Premiums Payable	35,044	33,553
Other Liabilities	82,083	56,204

Total Liabilities	1,325,295	880,511

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 22,007,552 and 21,868,877 Shares Issued and Outstanding	281,088	276,945
Notes Receivable from Shareholders	(5,444)	(6,407)
Accumulated Other Comprehensive Income	16,715	16,185
Retained Earnings	253,287	191,100

Total Shareholders’ Equity	545,646	477,823

Total Liabilities and Shareholders’ Equity	$1,870,941	$1,358,334

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Revenue:
Net Earned Premiums	$574,518	$417,722	$299,557
Net Investment Income	38,806	37,516	32,426
Net Realized Investment Gain (Loss)	794	(3,371)	3,357
Other Income	5,519	911	587

Total Revenue	619,637	452,778	335,927

Losses and Expenses:
Loss and Loss Adjustment Expenses	469,547	361,154	222,581
Net Reinsurance Recoveries	(110,370)	(93,721)	(42,926)

Net Loss and Loss Adjustment Expenses	359,177	267,433	179,655
Acquisition Costs and Other Underwriting Expenses	162,912	129,918	97,020
Other Operating Expenses	7,822	6,372	6,841

Total Losses and Expenses	529,911	403,723	283,516

Minority Interest: Distributions on Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust	—	—	2,749

Income Before Income Taxes	89,726	49,055	49,662

Income Tax Expense (Benefit):
Current	38,430	22,018	18,216
Deferred	(10,891)	(6,716)	(1,365)

Total Income Tax Expense	27,539	15,302	16,851

Net Income	$62,187	$33,753	$32,811

Other Comprehensive Income (Loss), Net of Tax:
Holding Gain (Loss) Arising during Year	$1,046	$5,533	$(2,851)
Reclassification Adjustment	(516)	2,191	(2,182)

Other Comprehensive Income (Loss)	530	7,724	(5,033)

Comprehensive Income	$62,717	$41,477	$27,778

Per Average Share Data:
Basic Earnings Per Share	$2.84	$1.56	$1.99

Diluted Earnings Per Share	$2.74	$1.51	$1.91

Weighted-Average Common Shares Outstanding	21,908,788	21,611,053	16,528,601
Weighted-Average Share Equivalents Outstanding	751,600	682,382	656,075

Weighted-Average Shares and Share Equivalents Outstanding	22,660,388	22,293,435	17,184,676

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Common Shares:
Balance at Beginning of Year	21,868,877	21,509,723	13,431,408
Issuance of Shares Pursuant to Public Offering	—	—	3,600,000
Issuance of Shares Pursuant to Stock Purchase Contracts	—	—	3,993,006
Exercise of Employee Stock Options	99,875	107,000	391,083
Issuance of Shares Pursuant to Stock Purchase Plans, net	38,800	252,154	94,226

Balance at End of Year	22,007,552	21,868,877	21,509,723

Treasury Shares:
Balance at Beginning of Year	—	—	—
Exercise of Employee Stock Options	(6,500)	—	—
Issuance of Shares Pursuant to Stock Purchase Plans, net	(3,500)	(75,000)	—
Shares Repurchased Pursuant to Authorization	10,000	75,000	—

Balance at End of Year	—	—	—

Common Stock:
Balance at Beginning of Year	$276,945	$268,509	$46,582
Issuance of Shares Pursuant to Public Offering	—	—	114,518
Issuance of Shares Pursuant to Stock Purchase Contracts	—	—	98,905
Exercise of Employee Stock Options	2,852	2,115	6,437
Issuance of Shares Pursuant to Stock Purchase Plans	1,291	6,321	2,067

Balance at End of Year	281,088	276,945	268,509

Notes Receivable from Shareholders:
Balance at Beginning of Year	(6,407)	(3,373)	(2,287)
Notes Receivable Issued Pursuant to Employee Stock Purchase Plans	(1,065)	(4,017)	(2,158)
Collection of Notes Receivable	2,028	983	1,072

Balance at End of Year	(5,444)	(6,407)	(3,373)

Accumulated Other Comprehensive Income, Net of Deferred Income Taxes:
Balance at Beginning of Year	16,185	8,461	13,494
Other Comprehensive Income (Loss), Net of Taxes	530	7,724	(5,033)

Balance at End of Year	16,715	16,185	8,461

Retained Earnings:
Balance at Beginning of Year	191,100	157,347	124,536
Net Income	62,187	33,753	32,811

Balance at End of Year	253,287	191,100	157,347

Common Stock Held in Treasury:
Balance at Beginning of Year	—	—	—
Common Shares Repurchased	(300)	(2,023)	—
Exercise of Employee Stock Options	94	—	—
Issuance of Shares Pursuant to Stock Purchase Plans	206	2,023	—

Balance at End of Year	—	—	—

Total Shareholders’ Equity	$545,646	$477,823	$430,944

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Cash Flows from Operating Activities:
Net Income	$62,187	$33,753	$32,811
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized Investment (Gain) Loss	(794)	3,371	(3,357)
Depreciation and Amortization Expense	8,097	2,142	2,528
Deferred Income Tax Benefit	(10,891)	(6,716)	(1,365)
Change in Premiums Receivable	(49,502)	(33,982)	(26,648)
Change in Other Receivables	(143,242)	(53,740)	(26,944)
Change in Deferred Acquisition Costs	4,984	(19,746)	(8,202)
Change in Income Taxes Payable	513	367	(6,083)
Change in Other Assets	(14,721)	(2,438)	(840)
Change in Unpaid Loss and Loss Adjustment Expenses	181,538	142,815	65,239
Change in Unearned Premiums	116,496	108,254	52,355
Change in Funds Held Payable to Reinsurer	110,011	—	—
Change in Other Liabilities	32,958	26,173	13,320
Tax Benefit from Exercise of Employee Stock Options	889	1,251	25,799

Net Cash Provided by Operating Activities	298,523	204,968	115,149

Cash Flows from Investing Activities:
Proceeds from Sales of Investments in Fixed Maturities	184,082	226,981	112,676
Proceeds from Maturity of Investments in Fixed Maturities	202,284	147,850	72,650
Proceeds from Sales of Investments in Equity Securities	23,992	18,546	20,864
Cost of Fixed Maturities Acquired	(628,879)	(576,564)	(424,852)
Cost of Equity Securities Acquired	(54,956)	(36,421)	(22,529)
Purchase of Property and Equipment, Net	(6,692)	(5,191)	(1,808)

Net Cash Used for Investing Activities	(280,169)	(224,799)	(242,999)

Cash Flows from Financing Activities:
Net Proceeds from Public Offering of Common Stock	—	—	114,518
Proceeds from Loans Payable	62,340	9,923	31,341
Repayments on Loans Payable	(52,971)	(2,151)	(22,000)
Proceeds from Exercise of Employee Stock Options	2,057	864	3,041
Proceeds from Collection of Notes Receivable	2,028	983	1,072
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	432	4,327	46
Cost of Common Stock Repurchased	(300)	(2,023)	—

Net Cash Provided by Financing Activities	13,586	11,923	128,018

Net Increase (Decrease) in Cash and Cash Equivalents	31,940	(7,908)	168
Cash and Cash Equivalents at Beginning of Year	42,002	49,910	49,742

Cash and Cash Equivalents at End of Year	$73,942	$42,002	$49,910

Cash Paid During the Year for:
Income Taxes	$36,319	$20,110	$7,023
Interest	638	616	689
Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plans in Exchange for Notes Receivable	$1,065	$4,017	$2,158

The accompanying notes are an integral part of the consolidated financial statements.

Philadelphia Consolidated Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1. General Information and Significant Accounting Policies

Philadelphia Consolidated Holding Corp. (“Philadelphia Insurance”), and its subsidiaries (collectively the “Company”) doing business as Philadelphia Insurance Companies, include four property and casualty insurance companies, Philadelphia Indemnity Insurance Company (“PIIC”) and Philadelphia Insurance Company (“PIC”), which are domiciled in Pennsylvania; and Mobile USA Insurance Company (“MUSA”) and Liberty American Insurance Company (“LAIC”), which are domiciled in Florida (collectively the “Insurance Subsidiaries”); an underwriting manager, Maguire Insurance Agency, Inc.; a managing general agency, Mobile Homeowners Insurance Agencies, Inc; a premium finance company Liberty American Premium Finance Company; and an investment subsidiary, PCHC Investment Corp. The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select target industries or niches including, among others, nonprofit organizations; the health, fitness and wellness industry; select classes of professional liability; the rental car industry; automobile leasing industry; and personal property and casualty insurance products for the manufactured housing and homeowners markets. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager and managing general agency.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior years’ amounts have been reclassified for comparative purposes.

The Consolidated Financial Statements for the year ended December 31, 2003 have been restated, as further described in Note 2.

(a) Investments

Fixed maturity investments, classified as Available for Sale, are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders’ equity, net of applicable deferred income taxes. Income on fixed maturities is recognized on the accrual basis.

The carrying amount for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s total investments include $13.7 million in securities for which there is no readily available independent market price.

The decision to purchase or sell investments is based on management’s assessment of various factors such as foreseeable economic conditions, including current interest rates and the interest rate risk, and the liquidity and capital positions of the Company.

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

Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders’ equity, net of applicable deferred income taxes.

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

Additionally, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This re-evaluation resulted in non-cash realized investment losses of $9.3 million, $1.6 million and $5.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

(e) Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). As a result of the impairment analysis, no change in the carrying amount of goodwill, which arose from the purchase of Liberty, was recorded by the Company for the years ended December 31, 2003 and December 31, 2002, respectively. Goodwill amortization was $1.5 million for the year ended December 31, 2001.

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

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Net Income As Reported	$62,187	$33,753	$32,811
Assumed Stock Compensation Cost	3,029	2,254	1,543

Pro Forma Net Income	$59,158	$31,499	$31,268

Diluted Earnings Per Average Common Share as Reported	$2.74	$1.51	$1.91

Pro Forma Diluted Earnings Per Average Common Share	$2.61	$1.41	$1.82

(n) New Accounting Pronouncements

FASB Interpretation 46 “Consolidation of Variable Interest Entities” was issued in January 2003 and is effective at various dates for various requirements. This interpretation addresses consolidation of variable interest entities (formerly known as special purpose entities). Management has determined that this interpretation will have no effect on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures financial instruments characteristics of both liabilities and equity. With the exception of certain financial measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was adopted in fiscal 2003. The implementation of SFAS No. 150 had no impact on the Company’s financial condition or results of operations.

2. Restatement of Financial Statements

The Company’s previously issued consolidated balance sheets as of December 31, 2003 and December 31, 2001 (the restatement does not affect the Company’s consolidated balance sheet as of December 31, 2002) and consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2003, December 31, 2002, and December 31, 2001, respectively, have been restated to record a portion of the revenue and net income arising from profit commissions under three reinsurance contracts. The revenue and net income of one of the contracts had originally been recorded in the second quarter of 2002 and portions of such revenue and net income should have been recorded during each quarter of 2001. The revenue and net income of another contract had originally been fully recorded in the fourth quarter 2003 although portions of such revenue and net income should have been recorded in the quarters ended June 30, 2003, September 30, 2003 and March 31, 2004. Portions of the revenue and net income for the other contract should have been recorded in the quarters ended June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004. These profit commissions were due to the Company from reinsurers under a 2001 aggregate stop loss reinsurance contract effective during the period January 1, 2001 through December 31, 2001, a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004.

The decision to restate resulted from an analysis of the accounting effect at the expiration of one of these reinsurance contracts. Based upon the provisions of Emerging Issues Task Force No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises”, the Company determined that under generally acceptable accounting principles there was an error in the prior period financial statements and it should have been accruing a profit commission for each period since the inception of the contracts based on the actual experience of the underlying business. As a result, the Company has restated its aforementioned previously issued financial statements to include a portion of the revenue and net income arising from the profit commissions in each of the prior quarters that the contracts were in effect.

The effect of this restatement on the consolidated statement of operations and comprehensive income for the year ended December 31, 2003, December 31, 2002 and December 31, 2001 and on the consolidated balance sheets as of December 31, 2003 and December 31, 2001 are shown in the tables below (in thousands, except per share amounts):

     Consolidated Statements of Operations and Comprehensive Income Data

	Year Ended December 31, 2003
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net earned premiums	$571,579	$2,939	$574,518
Total revenue	$616,698	$2,939	$619,637
Income before income taxes	$86,787	$2,939	$89,726
Income tax expense: deferred	$(11,920)	$1,029	$(10,891)
Total income tax expense	$26,510	$1,029	$27,539
Net income	$60,277	$1,910	$62,187
Basic earnings per share	$2.75	$0.09	$2.84
Diluted earnings per share	$2.66	$0.08	$2.74

	Year Ended December 31, 2002
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net earned premiums	$421,186	$(3,464)	$417,722
Total revenue	$456,242	$(3,464)	$452,778
Income before income taxes	$52,519	$(3,464)	$49,055
Income tax expense: deferred	$(5,504)	$(1,212)	$(6,716)
Total income tax expense	$16,514	$(1,212)	$15,302
Net income	$36,005	$(2,252)	$33,753
Basic earnings per share	$1.67	$(0.11)	$1.56
Diluted earnings per share	$1.62	$(0.11)	$1.31

	Year Ended December 31, 2001
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net earned premiums	$296,093	$3,464	$299,557
Total revenue	$332,463	$3,464	$335,927
Income before income taxes	$46,198	$3,464	$49,662
Income tax expense: deferred	$(2,577)	$1,212	$(1,365)
Total income tax expense	$15,639	$1,212	$16,851
Net income	$30,559	$2,252	$32,811
Basic earnings per share	$1.85	$0.14	$1.99
Diluted earnings per share	$1.78	$0.13	$1.91

     Consolidated Balance Sheet Data

	As of December 31, 2003
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Deferred income taxes	$19,176	$(1,029)	$18,147
Other assets	$22,354	$2,939	$25,293
Total assets	$1,869,031	$1,910	$1,870,941
Retained earnings	$251,377	$1,910	$253,287
Total shareholders’ equity	$543,736	$1,910	$545,646
Total liabilities and shareholders’ equity	$1,869,031	$1,910	$1,870,941

	As of December 31, 2001
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Deferred income taxes	$6,916	$(1,212)	$4,984
Other assets	$8,668	$3,464	$12,132
Total assets	$1,017,722	$2,252	$1,019,974
Retained earnings	$155,095	$2,252	$157,347
Total shareholders’ equity	$428,692	$2,252	$430,944
Total liabilities and shareholders’ equity	$1,017,722	$2,252	$1,019,974

3. Statutory Information

Accounting Principles: GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania and/or the State of Florida. The principal differences between SAP and GAAP are as follows:

•	Under SAP, investments in debt securities are carried at amortized cost, while under GAAP, investments in debt securities classified as Available for Sale are carried at fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees, and other costs of underwriting policies are charged to current operations as incurred, while under GAAP, such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

•	Under SAP, certain assets, designated as “Non-admitted Assets” (such as prepaid expenses) are charged against surplus.

•	Under SAP, net deferred income tax assets are admitted following the application of certain criteria, with the resulting admitted deferred tax amount being credited directly to policyholder surplus.

•	Under SAP, premiums receivable are considered nonadmitted if determined to be uncollected based upon aging criteria as defined in SAP.

•	Under SAP, the costs and related recoverables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related recoverable settlement, while under GAAP, such costs are accrued when the liability is probable and reasonably estimatable and the related recoverable amount is based on future premium collections or policy surcharges from in-force policies.

•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid loss and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

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

Risk-Based Capital: Risk-based capital is a method developed by the National Association of Insurance Commissioners (“NAIC”) designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2003, PIIC, PIC, MUSA and LAIC exceeded their minimum risk-based capital requirement of $107.6 million, $13.1 million, $15.3 million and $14.9 million, respectively, by 218%, 134%, 40% and 48%, respectively.

4. Investments

The Company invests primarily in investment grade fixed maturities which possessed an average quality rating of AA+ at December 31, 2003. The cost, gross unrealized gains and losses and estimated market value of investments as of December 31, 2003 and 2002 are as follows (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost (1)	Gains	Losses	Value (2)
December 31, 2003
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$51,480	$456	$18	$51,918
Obligations of States and Political Subdivisions	476,762	12,876	662	488,976
Corporate and Bank Debt Securities	142,264	5,558	768	147,054
Asset Backed Securities	183,065	2,688	8,078	177,675
Mortgage Pass-Through Securities	159,160	3,692	323	162,529
Collateralized Mortgage Obligations	53,792	454	704	53,542

Total Fixed Maturities Available for Sale	1,066,523	25,724	10,553	1,081,694

Equity Securities	79,813	12,148	1,603	90,358

Total Investments	$1,146,336	$37,872	$12,156	$1,172,052

December 31, 2002
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$9,754	$433	$1	$10,186
Obligations of States and Political Subdivisions	279,397	10,600	7	289,990
Corporate and Bank Debt Securities	170,222	9,283	1,919	177,586
Asset Backed Securities	202,779	4,234	7,037	199,976
Mortgage Pass-Through Securities	81,360	4,726	—	86,086
Collateralized Mortgage Obligations	89,189	1,771	271	90,689

Total Fixed Maturities Available for Sale	832,701	31,047	9,235	854,513

Equity Securities	51,257	4,679	1,590	54,346

Total Investments	$883,958	$35,726	$10,825	$908,859

(1)	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.

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

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$1,948	$18	$—	$—	$1,948	$18
Obligations of States and Political Subdivisions	71,439	662	—	—	71,439	662
Corporate and Bank Debt Securities	26,781	333	1,670	435	28,451	768
Asset Backed Securities	28,671	494	24,344	7,584	53,015	8,078
Mortgage Pass-Through Securities	13,508	323	—	—	13,508	323
Collateralized Mortgage Obligations	29,467	546	933	158	30,400	704

Total Fixed Maturities Available for Sale	171,814	2,376	26,947	8,177	198,761	10,553

Equity Securities	6,778	1,603	—	—	6,778	1,603

Total Investments	$178,592	$3,979	$26,947	$8,177	$205,539	$12,156

Based upon the Company’s impairment evaluation as of December 31, 2003, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

During 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $0.8 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.1 million and $4.4 million, respectively. During 2002 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $3.2 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $31.6 million and $14.1 million, respectively. The decision to sell these securities was based upon management’s assessment of economic conditions.

The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders’ equity at December 31, 2003.

The cost and estimated market value of fixed maturity securities at December 31, 2003, by remaining contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
		Market
	Cost (1)	Value (2)
Due in One Year or Less	$53,845	$54,545
Due After One Year Through Five Years	223,676	229,476
Due After Five Years through Ten Years	177,412	182,132
Due After Ten Years	215,573	221,795
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	396,017	393,746

	$1,066,523	$1,081,694

(1)	Original cost adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.

The sources of net investment income for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	2003	2002	2001
Fixed Maturities	$41,393	$37,959	$30,962
Equity Securities	1,373	706	1,343
Cash and Cash Equivalents	656	1,113	1,908

Total Investment Income	43,422	39,778	34,213
Fund Held Credit	(2,318)	—	—
Investment Expense	(2,298)	(2,262)	(1,787)

Net Investment Income	$38,806	$37,516	$32,426

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

Realized pre-tax gains (losses) on the sale of investments for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	2003	2002	2001
Fixed Maturities
Gross Realized Gains	$7,832	$3,771	$5,023
Gross Realized Losses	(4,718)	(1,952)	(9,979)

Net Gain (Loss)	3,114	1,819	(4,956)

Equity Securities
Gross Realized Gains	4,903	177	10,259
Gross Realized Losses	(7,223)	(5,367)	(1,946)

Net Gain (Loss)	(2,320)	(5,190)	8,313

Total Net Realized
Investment Gain (Loss)	$794	$(3,371)	$3,357

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

6. Trust Accounts

The Company maintains investments in trust accounts under reinsurance agreements with unrelated insurance companies. These investments collateralize the Company’s obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income, resulting from investment of these assets are distributed to the Company on a monthly basis. At December 31, 2003 and 2002 the carrying value of these trust fund investments were $1.7 million.

The Company’s share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.

7. Property and Equipment

The following table summarizes property and equipment at December 31, 2003 and 2002 (dollars in thousands):

			Estimated Useful
	December 31,		Lives (Years)
	2003	2002
Furniture, Fixtures and Automobiles	$5,225	$4,491	5
Software, Computer Hardware and Telephone Equipment	24,296	18,755	3 - 7
Land and Building	3,598	3,588	40
Leasehold Improvements	2,186	1,881	10 -12

	35,305	28,715
Accumulated Depreciation and Amortization	(18,484)	(15,921)

Property and Equipment	$16,821	$12,794

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

8. Goodwill

The following table provides a reconciliation of the prior three year’s ended December 31 reported net income to adjusted net income had SFAS No. 142 been applied at the beginning of fiscal 2001 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Reported net income	$62,187	$33,753	$32,811
Adjustment for goodwill amortization	—	—	1,500

Adjusted net income	$62,187	$33,753	$34,311

Reported basic earnings per share	$2.84	$1.56	$1.99
Adjustment for goodwill amortization	—	—	0.09

Adjusted basic earnings per share	$2.84	$1.56	$2.08

Reported diluted earnings per share	$2.74	$1.51	$1.91
Adjustment for goodwill amortization	—	—	0.09

Adjusted diluted earnings per share	$2.74	$1.51	$2.00

9. Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for Unpaid Loss and Loss Adjustment Expenses is summarized as follows (in thousands):

	2003	2002	2001
Balance at January 1,	$445,548	$302,733	$237,494
Less Reinsurance Recoverables	85,837	52,599	42,030

Net Balance at January 1,	359,711	250,134	195,464

Incurred related to:
Current Year	314,609	239,834	166,220
Prior Years	44,568	27,599	13,435

Total Incurred	359,177	267,433	179,655

Paid related to:
Current Year	69,905	58,530	54,228
Prior Years	167,488	99,326	70,757

Total Paid	237,393	157,856	124,985

Net Balance at December 31,	481,495	359,711	250,134
Plus Reinsurance Recoverables	145,591	85,837	52,599

Balance at December 31,	$627,086	$445,548	$302,733

During 2003 the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:

•	The Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $38.8 million. As of December 31, 2003 the Company’s total liability for gross and net unpaid loss and loss adjustment expenses for these policies is estimated to be $30.3 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. The increase in the estimated gross and net loss was a result of:

•	Adverse trends further deteriorating in both claims frequency and severity for leases expiring in 2003. During the second quarter of 2003, the Company engaged a consulting firm to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the study and subsequent evaluation by the Company the Company changed its assumptions relating to future frequency and severity of losses, and increased the estimate for unpaid loss and loss adjustment expenses by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected, further adding to the over supply of used cars and the overall uncertain economic conditions.

•	The Company entering into an agreement with U.S. Bank, N.A. d/b/a Firstar Bank (“Firstar”) for residual value insurance policies purchased by Firstar. Under the terms of the agreement, the Company paid Firstar $27.5 million in satisfaction of any and all claims made or which could have been made by Firstar under the residual value policies. The Company increased the gross and net reserves for loss and loss adjustment expenses from $21.7 million to $27.5 million.

•	The Company increased its estimate for unpaid loss and loss adjustment expenses for non residual value policies by $43.5 million ($30.8 million net of reinsurance recoverables) primarily for accident years 1999 to 2001 and decreased its estimate of the unpaid loss and loss adjustment expenses by $30.6 million ($25.0 million net of reinsurance recoverables) for the 2002 accident year. The increase in accident years 1999 to 2001 is principally attributable to:

•	$19.6 million ($13.7 million net of reinsurance recoverables) of development in professional liability products as a result of case reserves developing greater than anticipated from the year-end 2002 ultimate loss estimate; $18.1 million ($11.1 million net of reinsurance recoverables) of development in the automobile and general liability coverages for commercial package products due to losses developing beyond the underlying pricing assumptions; and $5.8 million ($6.0 million net of reinsurance recoverables) of development in the commercial automobile excess liability insurance and GAP commercial automobile products due to losses developing beyond the underlying pricing assumptions.

•	The decrease in unpaid loss and loss adjustment expenses in accident year 2002 is principally attributable to:

•	$4.2 million ($4.7 million net of reinsurance recoverables) and $26.4 million ($20.3 million net of reinsurance recoverables) of favorable development in professional liability products and commercial package products, respectively, due to conservative initial loss estimates combined with favorable product pricing.

During 2002, the Company increased the estimated loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2001 by $30.2 million ($20.7 million net of reinsurance). As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for these policies of $14.5 million ($8.7 million net of reinsurance recoverables). During 2002 adverse trends further deteriorated in both frequency and severity on leases expiring in 2002. As part of the Company’s monitoring and evaluation process, consulting firms were engaged during the third quarter of 2002 to aid in evaluating this deterioration and the ultimate potential loss exposure under these policies. As a result of the indications and subsequent evaluation by the Company and changes in the Company’s assumptions relating to future frequency and severity of losses, the estimate for unpaid loss and loss adjustment expenses was increased. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected further adding to the over supply of used cars; and the overall uncertain economic conditions.

The Company also increased the liability for unpaid loss and loss adjustment expenses on the Commercial Automobile Excess Liability Insurance (“Excess Liability”) product sold to rental car companies (Commercial Lines Underwriting Segment) primarily for the 2000 and 2001 accident years by $6.9 million ($4.9 million net of reinsurance). As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for the Excess Liability policies issued in these years of $23.0 million ($21.6 million net of reinsurance). Excess Liability provides automobile liability coverage in excess of the state mandated limits which are provided by the rental car company. During the third quarter of 2002, pursuant to a routine underwriting review focusing on price adequacy and loss experience, the Company non-renewed a significant Excess Liability customer as a result of an unacceptable underwriting risk profile. This adverse loss development was primarily due to pricing inadequacy and the adverse loss experience of this customer. Additionally, the Company has experienced a delay in both the reporting of claims and the claim litigation discovery process as a result of this policyholder and another Excess Liability policyholder filing for Chapter 11 during the third quarter 2002 and fourth quarter 2001, respectively.

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

10. Funds Held Payable to Reinsurer

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

Pursuant to the quota share reinsurance agreement, the Company ceded $199.4 million of net written premiums, $116.8 million of net earned premiums, $62.7 million in net loss and loss adjustment expenses, and earned $46.7 million in ceding commissions, for the year ended December 31, 2003. In addition, the interest credit (expense), which is included in net investment income, for the year ended December 31, 2003 was $2.3 million. The Company has also accrued a profit commission based upon the experience of the underlying business ceded to this reinsurance agreement, in the amount of $5.4 million for the year ended December 31, 2003. The profit commission reduces ceded written and earned premiums.

11. Loans Payable

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

12. Income Taxes

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Assets:
Excess of Tax Over Financial Reporting Earned Premium	$21,142	$18,838
Loss Reserve Discounting	19,868	16,461
Excess of Financial Reporting Over Tax Net Realized Investment Losses	6,720	3,315
Deferred Compensation	471	282
Other Assets	666	345

Total Assets	48,867	39,241

Liabilities:
Deferred Acquisition Costs	19,701	21,445
Unrealized Appreciation of Securities	9,001	8,715
Property and Equipment Basis	985	803
Excess of Financial Reporting Over Tax Net Investment Income	892	624
Other Liabilities	141	113

Total Liabilities	30,720	31,700

Net Deferred Income Tax Asset	$18,147	$7,541

The following table summarizes the differences between the Company’s effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

	Amount of Tax	Percent
For the year ended December 31, 2003 (Restated):
Federal Tax at Statutory Rate	$31,404	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(4,522)	(5)
Other, Net	657	1

Income Tax Expense	$27,539	31%

For the year ended December 31, 2002 (Restated):
Federal Tax at Statutory Rate	$17,170	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(2,525)	(5)
Other, Net	657	1

Income Tax Expense	$15,302	31%

For the year ended December 31, 2001 (Restated):
Federal Tax at Statutory Rate	$17,381	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(1,456)	(3)
Nondeductible Goodwill Amortization	523	1
Other, Net	403	1

Income Tax Expense	$16,851	34%

Philadelphia Insurance has entered into tax sharing agreements with each of its subsidiaries. Under the terms of these agreements, the income tax provision is computed as if each subsidiary were filing a separate federal income tax return, including adjustments for the income tax effects of net operating losses and other special tax attributes, regardless of whether those attributes are utilized in the Company’s consolidated federal income tax return.

13. Minority Interest in Consolidated Subsidiaries

During 1998, the Company issued 10.350 million FELINE PRIDESSM at $10.00 per security and PCHC Financing I, the Company’s business trust subsidiary, issued 1,000,000 7.0% Trust Originated Preferred Securities with a stated liquidation amount per trust preferred security equal to $10.00. The 10.350 million FELINE PRIDESSM consisted of 9.350 million units referred to as Income Prides and 1.000 million units referred to as Growth Prides. Each Income Prides consisted of a unit comprised of (a) a purchase contract under which the holder purchased a number of shares of Philadelphia Consolidated Holding Corp. common stock on May 16, 2001 (equal to .3858 shares per FELINE PRIDESSM) under the terms specified in the stock purchase contract and (b) beneficial ownership of a 7.0% Trust Originated Preferred Security issued by PCHC Financing I and representing an undivided beneficial ownership in the assets of PCHC Financing I. Each holder received aggregate cumulative cash distributions at the annual rate of 7.00% of the $10.00 stated amount for the security, payable quarterly in arrears. Each Growth Prides consisted of a unit with a face amount of $10.00 comprised of (a) a purchase contract under which (i) the holder purchased a number of shares of Philadelphia Consolidated Holding Corp. common stock on May 16, 2001 (equal to .3858 shares per FELINE PRIDESSM) under the terms specified in the stock purchase contract and (ii) the Company paid the holder contract adjustment payments at the rate of .50% of the stated amount per annum and (b) a 1/100 undivided beneficial ownership interest in a treasury security having a principal amount at maturity equal to $1,000 and maturing on May 15, 2001.

On May 16, 2001, the Company issued 4.0 million common shares to satisfy the stock purchase contract obligation from the Company’s 1998 FELINE PRIDESSM offering. The issuance of such shares resulted in a $98.9 million increase in Shareholders’ Equity and a corresponding decrease in the Minority Interest In Consolidated Subsidiaries balance.

14. Shareholders’ Equity

Basic and diluted earnings per share are calculated as follows (dollars and share data in thousands, except per share data):

	As of and For the Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Weighted-Average Common Shares Outstanding	21,909	21,611	16,529
Weighted-Average Share Equivalents Outstanding	751	682	656

Weighted-Average Shares and Share Equivalents Outstanding	22,660	22,293	17,185

Net Income	62,187	$33,753	$32,811

Basic Earnings Per Share	$2.84	$1.56	$1.99

Diluted Earnings Per Share	$2.74	$1.51	$1.91

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

Under the Company’s stock option plan, stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options are primarily exercisable after the expiration of five years following the grant date. Under this plan, as amended, the Company has reserved 3,500,000 shares of common stock for issuance pursuant to options granted under the plan. As of December 31, 2003, 119,725 shares of common stock remain reserved for future issuance pursuant to options granted under this plan.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”) which amends SFAS Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148.

The following table presents certain information regarding the Company’s stock option plan.

	2003		2002		2001
		Exercise		Exercise		Exercise
		Price		Price		Price
	Options	Per Option(1)	Options	Per Option(1)	Options	Per Option(1)
Outstanding at beginning of year	1,890,075	$24.82	1,453,075	$19.32	1,330,075	$12.68
Granted	484,000	$36.60	549,500	$36.14	572,500	$27.09
Exercised	(106,375)	$19.34	(107,000)	$8.07	(392,000)	$8.09
Canceled	(33,000)	$30.68	(5,500)	$29.60	(57,500)	$19.68

Outstanding at end of year	2,234,700	$27.55	1,890,075	$24.82	1,453,075	$19.32

Exercisable at end of year	323,200		194,950		296,950
Weighted-average fair value of options granted during the year (2)		$11.27		$14.46		$10.99

	Outstanding	Exercise	Remaining	Exercisable	Exercise
	At	Price	Contractual	at	Price
	December	Per	Life	December	Per
Range of Exercise Prices	31, 2003	Option(1)	(Years)(1)	31, 2003	Option(1)
$8.13 to $9.31	188,450	$8.99	2.4	188,450	$8.99
$13.88 to $19.75	390,000	$15.47	5.6	90,000	18.63
$20.50 to $27.00	531,250	$25.23	6.9	3,750	21.96
$27.31 to $34.63	397,500	$30.60	8.6	41,000	29.80
$36.05 to $42.49	727,500	$39.15	9.0	—	—

	2,234,700	$27.55		323,200	$14.46

(1)	Weighted Average.

(2)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

The Company has established the following stock purchase plans:

Employee Stock Purchase Plan (the “Stock Purchase Plan”): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan as amended is 1,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 36,265 and 77,730 shares in 2003 and 2002, respectively. The weighted-average fair value of those purchase rights granted in 2003 and 2002 was $6.00 and $4.47, respectively.

The Nonqualified Employee Stock Purchase Plan (the “Nonqualified Stock Plan”): The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 1,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company issued 5,939 and 242,444 shares in 2003 and 2002, respectively. The weighted-average fair value of those purchase rights granted in 2003 and 2002 was $6.00 and $4.47, respectively.

Directors Stock Purchase Plan (“Directors Plan”): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 50,000. Non-employee Directors, during monthly offerings periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 3,325 and 2,237 shares in 2003 and 2002, respectively. The weighted-average fair value of those purchase rights granted in 2003 and 2002 was $5.96 and $5.63, respectively.

Preferred Agents Stock Purchase Plan (“Preferred Agents Plan”): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 200,000. Eligible Preferred Agents during designated offering periods may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Preferred Agents Plan, the Company issued 7,056 and 10,966 shares in 2003 and 2002, respectively. The weighted-average fair value of those purchase rights granted in 2003 and 2002 was $6.00 and $6.07, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	2003	2002	2001
Expected Stock Volatility	23.2%	33.0%	32.0%
Risk-Free Interest Rate	3.1%	4.1%	4.7%
Expected Option Life (Years)	6.0	6.0	6.0
Expected Dividends	0.0%	0.0%	0.0%

15. Stock Repurchase Authorization

During the three years ended December 31, 2003, the Company repurchased 0.1 million shares for approximately $2.5 million under its stock repurchase authorization. At December 31, 2003, $24.7 million remains under a $55.0 million stock purchase authorization.

16. Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders.

The loss and loss adjustment expense reserves ceded under such arrangements were $145.6 million and $85.8 million at December 31, 2003 and 2002, respectively. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance reserves (excluding reserves ceded to voluntary and mandatory pool mechanisms) that are with companies rated “A” (Excellent) or better by A.M. Best Company is 99.3% and 97.0% as of December 31, 2003 and 2002, respectively. Additionally, approximately 1%, 1% and 3% of the Company’s net written premiums for the years ended December 31, 2003, 2002, and 2001, respectively, were assumed from an unrelated reinsurance company.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

	Written	Earned
For the Year Ended December 31, 2003 (Restated):
Direct Business	$898,170	$784,445
Reinsurance Assumed	7,823	5,053
Reinsurance Ceded	303,693	214,980

Net Premiums	$602,300	$574,518

Percentage Assumed of Net	1.3%	0.9%

For the Year Ended December 31, 2002 (Restated):
Direct Business	$660,789	$550,443
Reinsurance Assumed	2,950	5,042
Reinsurance Ceded	144,032	134,299

Net Premiums	$519,707	$421,186

Percentage Assumed of Net	0.6%	1.2%

For the Year Ended December 31, 2001 (Restated):
Direct Business	$464,491	$409,814
Reinsurance Assumed	9,074	11,249
Reinsurance Ceded	136,284	124,970

Net Premiums	$337,281	$296,093

Percentage Assumed of Net	2.7%	3.8%

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $10.5 million, $0 million and $3.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The profit commissions reduce ceded written and earned premiums.

17. Compensation Plans

The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 75% of the participant’s pre-tax contribution, subject to a maximum of 6% of the participant’s eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company’s contribution upon completion of four years of service. The Company’s total contributions to the plan were $0.9 million, $0.8 million and $0.6 million in 2003, 2002, and 2001, respectively.

The Company sponsors an unfunded nonqualified key employee deferred compensation plan. Under the plan deferred compensation benefits are provided through deferrals of base salary and bonus compensation (“Employee Deferrals”) and discretionary contributions by the Company (“Employer Contributions”) for a select group of management and highly compensated employees of the Company and its subsidiaries. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s interest in the portion of his or her plan deferral account that is attributable to Employee Deferrals are fully vested at all times. That portion of a participant’s plan deferral account attributable to Employer Contributions generally will vest over the course of a five year period beginning on the last day of the first year after the plan year for which the Employer Contribution was made. The amounts in each participant’s plan deferral account represent an obligation of the Company to pay the participant at some time in the future. The Company had a deferred compensation obligation pursuant to the plan amounting to $1.8 million and $0.7 million as of December 31, 2003 and 2002, respectively.

The Company also sponsors an unfunded nonqualified executive deferred compensation plan. Under the plan deferred compensation benefits are provided by the Company through deferrals of base salary and bonus compensation for management and highly compensated executives designated by the Board of Directors. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s benefit under the plan is the amount of such participant’s plan deferral amount. The Company had a deferred compensation obligation pursuant to the plan amounting to $0.8 million and $0.5 million as of December 31, 2003 and 2002, respectively.

18. Commitments and Contingencies

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

The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 were as follows (in thousands):

Year Ending December 31:
2004	$4,611
2005	4,307
2006	3,952
2007	3,494
2008 and Thereafter	1,238

Total Minimum Payments Required	$17,602

At December 31, 2003 the Company has open commitments of $2.3 million under certain limited partnership and information technology development agreements.

19. Summary of Quarterly Financial Information — Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2003 and 2002 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals and adjustments necessary to reflect the restatement discussed in Note 2) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

	Three Months Ended
		June 30,	September 30,	December 31,
	March 31,	2003 (1)(2)	2003 (1)(2)	2003 (1)(2)
	2003 (1)	(Restated)	(Restated)	(Restated)
Net Earned Premiums	$148,362	$123,349	$146,676	$156,131
Net Investment Income	$9,805	$9,370	$9,173	$10,458
Net Realized Investment Gain (Loss)	$(1,133)	$(650)	$474	$2,103
Net Loss and Loss Adjustment Expenses	$90,360	$93,026	$79,405	$96,386
Acquisition Costs and Other Underwriting Expenses	$46,420	$32,158	$41,542	$42,792
Net Income	$13,233	$4,863	$23,575	$20,517
Basic Earnings Per Share	$0.61	$0.22	$1.08	$0.93
Diluted Earnings Per Share	$0.59	$0.22	$1.04	$0.89
Weighted-Average Common Shares Outstanding	21,865,269	21,860,396	21,913,053	21,994,960
Weighted-Average Share Equivalents Outstanding	562,552	706,608	787,627	981,017

Weighted-Average Shares and Share Equivalents Outstanding	22,427,821	22,567,004	22,700,680	22,975,977

		June 30,
	March 31,	2002 (3)(4)	September 30,	December 31,
	2002 (4)	(Restated)	2002 (4)	2002 (4)
Net Earned Premiums	$89,244	$96,809	$106,146	$125,523
Net Investment Income	$8,855	$9,375	$9,497	$9,789
Net Realized Investment Gain (Loss)	$47	$(3,181)	$199	$(436)
Net Loss and Loss Adjustment Expenses	$53,049	$60,832	$78,349	$75,203
Acquisition Costs and Other Underwriting Expenses	$27,821	$31,057	$32,343	$38,697
Net Income	$10,677	$6,701	$2,892	$13,483
Basic Earnings Per Share	$0.50	$0.31	$0.13	$0.62
Diluted Earnings Per Share	$0.48	$0.30	$0.13	$0.61
Weighted-Average Common Shares Outstanding	21,528,091	21,578,045	21,625,799	21,710,121
Weighted-Average Share Equivalents Outstanding	724,311	753,575	636,828	558,100

Weighted-Average Shares and Share Equivalents Outstanding	22,252,402	22,331,620	22,262,627	22,268,221

(1)	Net Realized Investment (Gain) Loss for the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 includes non-cash realized losses of $1.5 million, $1.7 million, $0.4 million and $6.7 million, respectively, as a result of impairment evaluations.

(2)	The three months ended June 30, September 30, and December 31, 2003 have been restated, as described in Note 2, to accrue profit commissions under two reinsurance contracts. The impact of this restatement on the previously reported results of operations for the three months ended June 30, September 30, and December 31, 2003 was to increase (decrease) net earned premiums by $1.9 million, $4.0 million and ($2.9) million, respectively, and net income by $1.2 million, $2.6 million, and ($1.9) million, respectively.

(3)	The three months ended June 30, 2002 has been restated, as described in Note 2, for a profit commission under a 2001 accident year aggregate stop loss reinsurance contract. The impact of this restatement on the previously reported results of operations for the three months ended June 30, 2002 was to decrease net earned premiums by $3.5 million and net income by $2.3 million.

(4)	Net Realized Investment Gain (Loss) for the three months ended June 30, 2002, September 30, 2002 and December 31, 2002 includes non-cash realized losses of $1.2 million, $0.3 million, and $2.2 million, respectively, as a result of impairment evaluations.

20. Segment Information

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

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
2003 (Restated):
Gross Written Premiums	$662,339	$154,105	$89,549	$—	$905,993

Net Written Premiums	$463,853	$107,911	$30,536	$—	$602,300

Revenue:
Net Earned Premiums	$431,535	$108,809	$34,174	$—	$574,518
Net Investment Income	—	—	—	38,806	38,806
Net Realized Investment Gain	—	—	—	794	794
Other Income	—	—	5,092	427	5,519

Total Revenue	431,535	108,809	39,266	40,027	619,637

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	273,487	65,075	20,615	—	359,177
Acquisition Costs and Other Underwriting Expenses	—	—	—	162,912	162,912
Other Operating Expenses	—	—	4,050	3,772	7,822

Total Losses and Expenses	273,487	65,075	24,665	166,684	529,911

Income Before Income Taxes	158,048	43,734	14,601	(126,657)	89,726
Total Income Tax Expense	—	—	—	27,539	27,539

Net Income	$158,048	$43,734	$14,601	$(154,196)	$62,187

Total Assets	$—	$—	$148,409	$1,722,532	$1,870,941

2002 (Restated):
Gross Written Premiums	$473,100	$110,176	$80,463	$—	$663,739

Net Written Premiums	$380,991	$101,623	$37,093	$—	$519,707

Revenue:
Net Earned Premiums	$297,635	$85,030	$35,057	$—	$417,722
Net Investment Income	—	—	—	37,516	37,516
Net Realized Investment Loss	—	—	—	(3,371)	(3,371)
Other Income	—	—	645	266	911

Total Revenue	297,635	85,030	35,702	34,411	452,778

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	202,604	43,310	21,519	—	267,433
Acquisition Costs and Other Underwriting Expenses	—	—	—	129,918	129,918
Other Operating Expenses	—	—	130	6,242	6,372

Total Losses and Expenses	202,604	43,310	21,649	136,160	403,723

Income Before Income Taxes	95,031	41,720	14,053	(101,749)	52,519
Total Income Tax Expense	—	—	—	15,302	15,302

Net Income	$95,031	$41,720	$14,053	$(117,051)	$33,753

Total Assets	$—	$—	$135,753	$1,222,581	$1,358,334

2001 (Restated):
Gross Written Premiums	$315,948	$79,317	$78,300	$—	$473,565

Net Written Premiums	$225,964	$70,572	$40,745	$—	$337,281

Revenue:
Net Earned Premiums	$192,099	$68,956	$38,502	$—	$299,557
Net Investment Income	—	—	—	32,426	32,426
Net Realized Investment Gain	—	—	—	3,357	3,357
Other Income	—	—	2,964	(2,377)	587

Total Revenue	192,099	68,956	41,466	33,406	335,927

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	117,429	42,840	19,386	—	179,655
Acquisition Costs and Other Underwriting Expenses	—	—	—	97,020	97,020
Other Operating Expenses	—	—	1,546	5,295	6,841

Total Losses and Expenses	117,429	42,840	20,932	102,315	283,516

Minority Interest: Distributions on Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust	—	—	—	2,749	2,749

Income Before Income Taxes	74,670	26,116	20,534	(71,658)	46,198
Total Income Tax Expense	—	—	—	16,851	16,851

Net Income	$74,670	$26,116	$20,534	$(88,509)	$32,811

Total Assets	$—	$—	$168,200	$851,774	$1,019,974

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

        An evaluation was performed in February 2004 by management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Based on this evaluation, the CEO and CFO had concluded that, as of the end of the period covered by such Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within such entities, particularly during the period in which such Annual Report on Form 10-K was being prepared.

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

        As a result of the Company’s restatement of certain of its financial statements, as referred to in Item 7 – Restatement of Financial Statements to the Consolidated Financial Statements of the Company contained in Item 8 of Part II, to include a portion of its revenue and net income in prior periods arising from profit commissions under two reinsurance contracts, the Company has determined that it should enhance its documentation and research as to its understanding of appropriate accounting for reinsurance transactions. In connection therewith, the Company:

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

        The Company’s independent auditors, PricewaterhouseCoopers, LLP, have advised the Company that there is a material weakness in the Company’s internal controls over the accounting and reporting for reinsurance contracts. The Company anticipates that its implementation of the matters set forth in the immediately preceding paragraph will correct the material weakness.

(b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15. — EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

     1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 38 are filed as part of this Report.

     2. Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.		Description
3.1	A	Articles of Incorporation of Philadelphia Insurance, as amended to date.

3.1.1	A	Amendment to Articles of Incorporation of Philadelphia Insurance.

3.1.2	L	Amendment to Articles of Incorporation, Philadelphia Consolidated Holding Corp.

3.2	A	By-laws of Philadelphia Insurance, as amended to date.

10.1	A(1)	Amended and Restated Key Employees’ Stock Option Plan.

10.1.1	H(1)	Amended and Restated Key Employees’ Stock Option Plan.

10.2	A(1)	Key Employees’ Stock Bonus Plan.

10.2.1	A (1)	Excerpt of Board of Directors and Shareholders Resolution amending Key Employees’ Stock Bonus Plan.

10.6	A	Casualty Excess of Loss Reinsurance Agreement No. 14P-106,401,402, effective January 1, 1990, with Swiss Re, as amended to date.

10.7	A	Property Quota Share Reinsurance Agreement No. 14P-202, effective December 9, 1989, with Swiss Re, as amended to date.

10.8	A	Casualty Quota Share Reinsurance Agreement No. 14P-201, effective January 1, 1989, with Swiss Re, as amended to date.

10.9	A	Retrocession Contract No. 80101, effective October 1, 1990, with Swiss Re, as amended to date, together with related Casualty Quota Share Reinsurance Agreement No. X21-201, as amended to date.

10.10	A	Retrocession Contract No. 81100/81101, effective October 1, 1990, with Swiss Re, as amended to date, together with related Property Quota Share Reinsurance Agreement No. DP2AB, effective October 1, 1990, as amended to date.

10.11	A	Retrocession Contract No. 80100/80103, effective October 1, 1990, with Swiss Re, as amended to date, together with related Casualty Quota Share Reinsurance Agreement No. DC2ABC, effective October 1, 1990, as amended to date.

10.12	A	Agreement of Reinsurance no. B367, dated June 11, 1991, with General Reinsurance Corporation, as amended to date.

10.13	A	Agreement of Reinsurance No. A271, dated July 2, 1993, with General Reinsurance Corporation.

10.14	A	General Agency Agreement, effective December 1, 1987, between MIA and Providence Washington Insurance Company, as amended to date, together with related Quota Share Reinsurance Agreements, as amended to date.

10.15	A	E & O Insurance Policy effective July 20, 1993.

10.15.1	G	E & O Insurance Policy effective July 20, 1996.

10.15.2	I	E & O Insurance Policy effective July 20, 1997.

10.16	A	Minutes of the Board of Directors Meeting dated October 20, 1992, and excerpts from the Minutes of the Board of Directors Meeting dated November 16, 1992.

10.17	A(1)	Letter dated July 9, 1993 from James J. Maguire, confirming verbal agreements concerning options.

10.18	A(1)	James J. Maguire Stock Option Agreements.

10.18.1	C(1)	Amendment to James J. Maguire Stock Option Agreements.

10.19	A(1)	Wheelways Salary Savings Plus Plan Summary Plan Description.

10.20	A	Key Man Life Insurance Policies on James J. Maguire

10.21	A	Reinsurance Pooling Agreement dated August 14, 1992, between PIIC and PIC.

10.22	A	Tax Sharing Agreement, dated July 16, 1987, between Philadelphia Insurance and PIC, as amended to date.

10.23	A	Tax Sharing Agreement, dated November 1, 1986, between Philadelphia Insurance and PIIC, as amended to date.

10.24	A(1)	Management Agreement dated May 20, 1991, between PIIC and MIA, as amended to date.

Exhibit No.		Description
10.24.1	G(1)	Management Agreement dated May 20, 1991, between PIIC and MIA, as amended September 25, 1996.

10.25	A(1)	Management Agreement dated October 23, 1991, between PIC and MIA, as amended to date.

10.25.1	G(1)	Management Agreement dated October 23, 1991, between PIC and MIA, as amended September 25, 1996.

10.26	A	General Mutual Release and Settlement of All Claims dated July 2, 1993, with the Liquidator of Integrity Insurance Company.

10.27	A	Settlement Agreement and General Release with Robert J. Wilkin, Jr., dated August 18, 1993.

10.28	B	Lease tracking portfolio assignment agreement.

10.29	D(1)	James J. Maguire Split Dollar Life Insurance Agreement, Collateral Assignment and Joint and Last Survivor Flexible Premium Adjustable Life Insurance Policy Survivorship Life.

10.30	E	Allenbrook Software License Agreement, dated September 26, 1995.

10.31	E	Sublease Agreement dated August 24, 1995 with CoreStates Bank, N.A.

10.32	E	Lease Agreement dated August 30, 1995 with The Prudential Insurance Company of America.

10.33	F(1)	Employee Stock Purchase Plan.

10.34	F(1)	Cash Bonus Plan.

10.35	F(1)	Executive Deferred Compensation Plan.

10.36	H(1)	Directors Stock Purchase Plan

10.37	I	Lease Agreement dated May 8, 1997 with Bala Plaza, Inc.

10.38	I	Casualty Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Property Per Risk Excess of Loss Reinsurance Agreement effective January 1, 1997 and Property Facultative Excess of Loss Automatic Reinsurance Agreement effective January 1, 1997.

10.39	I	Automobile Leasing Residual Value Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Second Casualty Excess of Loss Reinsurance Agreement, effective January 1, 1997.

10.40	J	Inspire Software License Agreement, dated December 31, 1998.

10.41	J	Lease Agreement dated July 6, 1998 with Bala Plaza, Inc.

10.42	K	Plan and Agreement of Merger Between Philadelphia Consolidated Holding Corp. and The Jerger Co. Inc.

10.43	L	Philadelphia Insurance Companies Non Qualified Employee Stock Purchase Plan – incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (file no. 333-91216) filed with the Securities and Exchange Commission on June 26, 2002.

10.44	L	Philadelphia Consolidated Holding Corp. Employee’s Stock Option Plan (Amended and Restated Effective March 24, 2002) — incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (file no. 333-91218) filed with the Securities and Exchange Commission on June 26, 2002.

10.45	L	Philadelphia Insurance Companies Key Employee Deferred Compensation Plan — incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (file no. 333-90534) filed with the Securities and Exchange Commission on June 14, 2002.

10.46	L(1)	Employment Agreement with James J. Maguire, Jr. effective June 1, 2002.

10.47	L(1)	Employment Agreement with Sean S. Sweeney effective June 1, 2002.

10.48	L(1)	Employment Agreement with Craig P. Keller effective June 1, 2002.

10.49	M(1)	Employment Agreement with James J. Maguire effective June 1, 2002.

10.50	M(1)	Employment Agreement with Christopher J. Maguire effective June 1, 2002.

10.51	N	AQS, Inc. Software License Agreement, dated October 1, 2002.

10.52	N(1)	Employment Agreement with P. Daniel Eldridge effective October 1, 2002.

10.53	O	Florida Hurricane Catastrophe Fund Reimbursement Contract Effective June 1, 2003.

10.54	P	Quota Share Reinsurance Contract with Swiss Reinsurance America Corporation effective May 15, 2003 covering policies within the Custom Harvest Program.

10.55	P	Excess of Loss Agreement of Reinsurance No. 9034 with General Reinsurance Corporation effective January 1, 2003.

10.56	P	Addendum No. 3 to the Casualty Excess of Loss Reinsurance Agreement No. TC988A, B with Swiss Reinsurance American Corporation effective January 1, 2003.

10.57	P	Property Excess of Loss Agreement of Reinsurance No. TP1600E with Swiss Reinsurance America Corporation effective January 1, 2003.

10.58	P	Casualty Excess of Loss Reinsurance Contract with American Re-Insurance Company, Converium Reinsurance (North America) Inc., Endurance Specialty Insurance Limited, Liberty Mutual Insurance Company effective January 1, 2003.

Exhibit No.		Description
10.59	Q	Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015555 and Philadelphia Indemnity Insurance Company Master Policy PHUB015555-01.

10.60	Q	Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015557 and Philadelphia Indemnity Insurance Company Master Policy PHUB015557-01.

10.61	Q	Non Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and Liabilities Agreement (s) effective June 1, 2003.

10.62	Q	Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and Liabilities Agreement (s) effective June 1, 2003.

10.63	Q	Excess Catastrophe Reinsurance Contract with Federal Insurance Company through Chubb Re, Inc. effective June 1, 2003.

10.64	Q	Whole Account Net Quota Share Reinsurance Contract with Federal Insurance Company through Chubb Re, Inc. and Swiss Reinsurance America Corporation effective April 1, 2003.

11	R	Statement regarding computation of earnings per share.

21	Q	List of Subsidiaries of the Registrant.

23	R	Consent of PricewaterhouseCoopers LLP.

24	A	Power of Attorney

31.1	R	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 dated August 19, 2004.

31.2	R	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 dated August 19, 2004.

32.1	R	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2004.

32.2	R	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2004.

99.1	R	Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Financial Statement Schedules.

A	Incorporated by reference to the Exhibit filed with the Registrant’s Form S-1 Registration Statement under the Securities Act of 1933 (Registration No. 33-65958).

B	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference.

C	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated by reference.

D	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and incorporated by reference.

E	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

F	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated by reference.

G	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

H	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.

I	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

J	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

K	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

L	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference.

M	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference.

N	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

O	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference.

P	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference.

Q	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

R	Filed herewith.

(1) Compensatory Plan or Arrangement, or Management Contract.

(b) Reports on Form 8-K:

     The Company filed or furnished the following reports on Form 8-K during the quarterly period ended December 31, 2003:

Date of Report	Item Reported
October 23, 2003	Clarification of statement made during October 23, 2003 quarterly earnings conference call (filed Form 8-K).

October 23, 2003	Third quarter results September 30, 2003 and Regulation FD disclosure (furnished Form 8-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Philadelphia Consolidated Holding Corp.

By: Craig P. Keller

Craig P. Keller
Executive Vice President,
Secretary, Treasurer & CFO
August 19, 2004

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule I — Summary of Investments — Other than Investments in Related Parties
As of December 31, 2003
(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D
		Estimated	Amount at which
		Market	shown in the
Type of Investment	Cost *	Value	Balance Sheet
Fixed Maturities:
Bonds:
United States Government and Government Agencies and Authorities	$210,640	$214,447	$214,447
States, Municipalities and Political Subdivisions	476,762	488,976	488,976
Public Utilities	26,747	27,461	27,461
All Other Corporate Bonds	349,207	347,511	347,511
Redeemable Preferred Stock	3,167	3,299	3,299

Total Fixed Maturities	1,066,523	1,081,694	1,081,694

Equity Securities:
Common Stocks:
Public Utilities	217	276	276
Banks, Trust and Insurance Companies	20,589	23,749	23,749
Industrial, Miscellaneous and all other	55,854	63,060	63,060
Non-redeemable Preferred Stocks	3,153	3,273	3,273

Total Equity Securities	79,813	90,358	90,358

Total Investments	$1,146,336	$1,172,052	$1,172,052

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II
Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(In Thousands, Except Share Data)

	As of December 31,
	2003 (Restated)	2002
ASSETS
Cash and Cash Equivalents	$125	$124
Equity in and Advances to Unconsolidated Subsidiaries (a)	547,229	479,560
Other Assets	1	1

Total Assets	$547,355	$479,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income Taxes Payable	$1,282	$1,247
Other Liabilities	427	615

Total Liabilities	1,709	1,862

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 22,007,552 and 21,868,877 Shares Issued and Outstanding	281,088	276,945
Notes Receivable from Shareholders	(5,444)	(6,407)
Accumulated Other Comprehensive Income	16,715	16,185
Retained Earnings	253,287	191,100

	545,646	477,823

Total Liabilities and Shareholders’ Equity	$547,355	$479,685

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8, pages 42-64.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Operations
(In Thousands)

	For the Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Revenue:
Dividends from Subsidiaries (a)	$61,348	$27,804	$21,074

Total Revenue	61,348	27,804	21,074

Other Expenses	778	1,062	1,248

Total Expenses	778	1,062	1,248

Minority Interest: Distributions on Company Mandatorily Redeemable Preferred Securities of Subsidiary Trust	—	—	2,749

Income, Before Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries	60,570	26,742	17,077
Income Tax Benefit	(272)	(372)	(1,399)

Income, Before Equity in Earnings of Unconsolidated Subsidiaries	60,842	27,114	18,476
Equity in Earnings of Unconsolidated Subsidiaries	1,345	6,639	14,335

Net Income	$62,187	$33,753	$32,811

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8, pages 42-64.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Cash Flows
(In Thousands)

	For the Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Cash Flows From Operating Activities:
Net Income	$62,187	$33,753	$32,811
Adjustments to Reconcile Net Income to Net
Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Subsidiaries	(1,345)	(6,639)	(14,335)
Change in Other Liabilities	(188)	39	(611)
Change in Other Assets	—	—	3
Change in Income Taxes Payable	35	1,936	(20,911)
Tax Benefit from Exercise of Employee Stock Options	889	1,251	25,799

Net Cash Provided by Operating Activities	61,578	30,340	22,756

Cash Flows Used by Investing Activities:
Net Transfers to Subsidiaries (a)	(65,794)	(34,367)	(119,679)

Net Cash Used by Investing Activities	(65,794)	(34,367)	(119,679)

Cash Flows From Financing Activities:
Net Proceeds From Public Offering of Common Stock	—	—	114,518
Repayments on Loans Payable	—	—	(22,000)
Proceeds from Exercise of Employee Stock Options	2,057	864	3,041
Proceeds from Collection of Notes Receivable	2,028	983	1,072
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	432	4,327	46
Cost of Common Stock Repurchased	(300)	(2,023)	—

Net Cash Provided by Financing Activities	4,217	4,151	96,677

Net Increase (Decrease) in Cash and Equivalents	1	124	(246)
Cash and Cash Equivalents at Beginning of Year	124	—	246

Cash and Cash Equivalents at End of Year	$125	$124	$—

Cash Dividends Received From Unconsolidated Subsidiaries	$61,348	$27,804	$21,074

Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange for Notes Receivable	$1,065	$4,017	$2,158

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8, pages 42-64.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule III – Supplementary Insurance Information
As of and For the Year Ended December 31, 2003, 2002 and 2001
(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Future Policy
		Benefits,		Other Policy
	Deferred Policy	Losses, Claims		Claims and
	Acquisition	and Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue
2003 (Restated):
Commercial Lines	$—	$477,483	$309,596		$431,535
Specialty Lines	—	136,000	71,743		108,809
Personal Lines	—	13,603	41,250		34,174
Corporate	56,288	—	—		—

Total	$56,288	$627,086	$422,589		$574,518

2002 (Restated):
Commercial Lines	$—	$337,791	$214,021		$297,635
Specialty Lines	—	96,837	55,251		85,030
Personal Lines	—	10,920	36,821		35,057
Corporate	61,272	—	—		—

Total	$61,272	$445,548	$306,093		$417,722

2001 (Restated):
Commercial Lines	$—	$212,134	$124,522		$192,099
Specialty Lines	—	82,735	39,725		68,956
Personal Lines	—	7,864	33,592		38,502
Corporate	41,526	—	—		—

Total	$41,526	$302,733	$197,839		$299,557

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
		Benefits,	Amortization of
		Claims, Losses,	Deferred Policy
	Net Investment	and Settlement	Acquisition	Other Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written
2003 (Restated):
Commercial Lines	$—	$273,487	$—	$—	$463,853
Specialty Lines	—	65,075	—	—	107,911
Personal Lines	—	20,615	—	—	30,536
Corporate	38,806	—	109,888	53,024	—

Total	$38,806	$359,177	$109,888	$53,024	$602,300

2002 (Restated):
Commercial Lines	$—	$202,604	$—	$—	$380,991
Specialty Lines	—	43,310	—	—	101,623
Personal Lines	—	21,519	—	—	37,093
Corporate	37,516	—	108,097	21,821	—

Total	$37,516	$267,433	$108,097	$21,821	$519,707

2001 (Restated):
Commercial Lines	$—	$117,429	$—	$—	$225,964
Specialty Lines	—	42,840	—	—	70,572
Personal Lines	—	19,386	—	—	40,745
Corporate	32,426	—	80,239	16,781	—

Total	$32,426	$179,655	$80,239	$16,781	$337,281

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule IV — Reinsurance
Earned Premiums
For the Years Ended December 31, 2003, 2002 and 2001
(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Ceded to	Assumed		Percentage of
	Gross	Other	from Other		Amount
	Amount	Companies	Companies	Net Amount	Assumed to Net
2003 (Restated)
Property and Casualty Insurance	$784,445	$214,980	$5,053	$574,518	0.9%

2002 (Restated)
Property and Casualty Insurance	$550,443	$137,763	$5,042	$417,722	1.2%

2001 (Restated)
Property and Casualty Insurance	$409,814	$121,506	$11,249	$299,557	3.8%

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule VI — Supplemental Information Concerning Property — Casualty Insurance Operations
As of and For the Years Ended December 31, 2003, 2002 and 2001
(Dollars in Thousands)

		Reserve for
		Unpaid
	Deferred	Claims and
	Policy	Claim	Discount if		Net	Net
Affiliation with	Acquisition	Adjustment	any deducted	Unearned	Earned	Investment
Registrant	Costs	Expenses	in Column C	Premiums	Premiums	Income
COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G
Consolidated Property — Casualty Entities
December 31, 2003 (Restated)	$56,288	$627,086	$0	$422,589	$574,517	$38,806
December 31, 2002 (Restated)	$61,272	$445,548	$0	$306,093	$417,722	$37,516
December 31, 2001 (Restated)	$41,526	$302,733	$0	$197,839	$299,557	$32,426

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Claims and Claims Adjustment
	Expenses Incurred Related to
				Paid Claims
	(1)	(2)	Amortization of	and Claim
Affiliation with	Current	Prior	deferred policy	Adjustment	Net Written
Registrant	Year	Year	acquisition costs	Expenses	Premiums
COLUMN A	COLUMN H		COLUMN I	COLUMN J	COLUMN K
Consolidated Property — Casualty Entities
December 31, 2003 (Restated)	$314,609	$44,568	$109,888	$237,393	$602,300
December 31, 2002 (Restated)	$239,834	$27,599	$108,097	$157,856	$519,707
December 31, 2001 (Restated)	$166,220	$13,435	$80,239	$124,985	$337,281