Form 10-Q/A
period 2004-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2004-08-19
CIK 909109

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

EXPLANATORY NOTE

The Company has included its restated consolidated balance sheets as of March 31, 2004 and December 31, 2003, restated consolidated statement of operations and comprehensive income for the three months ended March 31, 2004, restated consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2004 and the year ended December 31, 2003, and restated consolidated statement of cash flows for the three months ended March 31, 2004 in this Form 10-Q/A. The restatement records in prior periods a portion of the revenue and net income arising from profit commissions under two reinsurance contracts, one of which originally had been recorded in the fourth quarter 2003 and the other of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. The restatement is more fully described in Part I herein under “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1 of Part I in our consolidated unaudited financial statements and related notes, including, without limitation, in Note 2. Any amounts shown herein as restated are the restated amounts.

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends Part I, Items 1, 2 and 4 and, Part II, Item 6, of the Company’s previously filed Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2004 to reflect the aforementioned restatement and related changes. The applicable rules require that each of these Items be entirely restated upon amendment. Items other than those listed above have not been changed and therefore have not been included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX

For the Quarterly Period Ended March 31, 2004

Part I - Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets – March 31, 2004 (Restated) and December 31, 2003 (Restated)	4
Consolidated Statements of Operations and Comprehensive Income - For the three months ended March 31, 2004 (Restated) and 2003	5
Consolidated Statements of Changes in Shareholders’ Equity - For the three months ended March 31, 2004 (Restated) and year ended December 31, 2003 (Restated)	6
Consolidated Statements of Cash Flows - For the three months ended March 31, 2004 (Restated) and 2003	7
Notes to Consolidated Financial Statements	8-15
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23
Item 4.
Controls and Procedures	24
Part II - Other Information
Item 6
Exhibits and Reports on Form 8-K	25
Signatures	26
CERTIFICATION OF THE COMPANY'S CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE COMPANY'S CHIEF FINANCIAL OFFICER
CERTIFICATION OF THE COMPANY'S CEO, SECTION 906
CERTIFICATION OF THE COMPANY'S CFO, SECTION 906

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	March 31,
	2004	December 31,
	(Restated)	2003
	(Unaudited)	(Restated)
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,162,540 AND $1,066,523)	$1,186,934	$1,081,694
EQUITY SECURITIES AT MARKET (COST $99,939 AND $79,813)	111,125	90,358

TOTAL INVESTMENTS	1,298,059	1,172,052
CASH AND CASH EQUIVALENTS	64,743	73,942
ACCRUED INVESTMENT INCOME	12,195	11,008
PREMIUMS RECEIVABLE	165,281	179,509
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	287,208	292,157
DEFERRED INCOME TAXES	13,218	18,147
DEFERRED ACQUISITION COSTS	69,357	56,288
PROPERTY AND EQUIPMENT, NET	18,027	16,821
GOODWILL	25,724	25,724
OTHER ASSETS	24,890	25,293

TOTAL ASSETS	$1,978,702	$1,870,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$673,535	$627,086
UNEARNED PREMIUMS	433,809	422,589

TOTAL POLICY LIABILITIES AND ACCRUALS	1,107,344	1,049,675
FUNDS HELD PAYABLE TO REINSURER	115,353	110,011
LOANS PAYABLE	47,062	48,482
PREMIUMS PAYABLE	39,887	35,044
OTHER LIABILITIES	88,976	82,083

TOTAL LIABILITIES	1,398,622	1,325,295

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 22,033,897 AND 22,007,552 SHARES ISSUED AND OUTSTANDING	281,951	281,088
NOTES RECEIVABLE FROM SHAREHOLDERS	(5,046)	(5,444)
ACCUMULATED OTHER COMPREHENSIVE INCOME	23,127	16,715
RETAINED EARNINGS	280,048	253,287

TOTAL SHAREHOLDERS’ EQUITY	580,080	545,646

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,978,702	$1,870,941

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(Restated)
REVENUE:
NET EARNED PREMIUMS	$171,422	$148,362
NET INVESTMENT INCOME	9,973	9,805
NET REALIZED INVESTMENT GAIN (LOSS)	1,778	(1,133)
OTHER INCOME	1,382	661

TOTAL REVENUE	184,555	157,695

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	130,686	103,085
NET REINSURANCE RECOVERIES	(34,443)	(12,725)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	96,243	90,360
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	47,354	46,420
OTHER OPERATING EXPENSES	1,769	1,674

TOTAL LOSSES AND EXPENSES	145,366	138,454

INCOME BEFORE INCOME TAXES	39,189	19,241

INCOME TAX EXPENSE (BENEFIT):
CURRENT	10,950	7,764
DEFERRED	1,478	(1,756)

TOTAL INCOME TAX EXPENSE	12,428	6,008

NET INCOME	$26,761	$13,233

OTHER COMPREHENSIVE INCOME, (LOSS), NET OF TAX:
HOLDING GAIN, (LOSS) ARISING DURING PERIOD	$7,568	$(3,941)
RECLASSIFICATION ADJUSTMENT	(1,156)	736

OTHER COMPREHENSIVE INCOME, (LOSS)	6,412	(3,205)

COMPREHENSIVE INCOME	$33,173	$10,028

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$1.22	$0.61

DILUTED EARNINGS PER SHARE	$1.16	$0.59

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,018,270	21,865,269
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	1,082,611	562,552

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	23,100,881	22,427,821

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Three
	Months Ended	For the Year Ended
	March 31, 2004	December 31,
	(Restated)	2003
	(Unaudited)	(Restated)
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	22,007,552	21,868,877
EXERCISE OF EMPLOYEE STOCK OPTIONS	26,000	99,875
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	345	38,800

BALANCE AT END OF PERIOD	22,033,897	22,007,552

TREASURY SHARES:
BALANCE AT BEGINNING OF YEAR	—	—
SHARES REPURCHASED PURSUANT TO AUTHORIZATION	—	10,000
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	(6,500)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	—	(3,500)

BALANCE AT END OF PERIOD	—	—

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$281,088	$276,945
EXERCISE OF EMPLOYEE STOCK OPTIONS	819	2,852
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	44	1,291

BALANCE AT END OF PERIOD	281,951	281,088

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(5,444)	(6,407)
NOTES RECEIVABLE (ISSUED) FORFEITURES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	25	(1,065)
COLLECTION OF NOTES RECEIVABLE	373	2,028

BALANCE AT END OF PERIOD	(5,046)	(5,444)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	16,715	16,185
OTHER COMPREHENSIVE INCOME, NET OF TAXES	6,412	530

BALANCE AT END OF PERIOD	23,127	16,715

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	253,287	191,100
NET INCOME	26,761	62,187

BALANCE AT END OF PERIOD	280,048	253,287

COMMON STOCK HELD IN TREASURY:
BALANCE AT BEGINNING OF YEAR	—	—
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	94
COMMON SHARES REPURCHASED	—	(300)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	—	206

BALANCE AT END OF PERIOD	—	—

TOTAL SHAREHOLDERS’ EQUITY	$580,080	$545,646

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$26,761	$13,233
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	(1,778)	1,133
DEPRECIATION AND AMORTIZATION EXPENSE	3,131	1,724
DEFERRED INCOME TAX EXPENSE, (BENEFIT)	1,478	(1,756)
CHANGE IN PREMIUMS RECEIVABLE	14,228	(290)
CHANGE IN OTHER RECEIVABLES	3,761	(779)
CHANGE IN DEFERRED ACQUISITION COSTS	(13,069)	(1,774)
CHANGE IN INCOME TAXES PAYABLE	8,612	5,450
CHANGE IN OTHER ASSETS	(895)	(4,256)
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	46,449	41,647
CHANGE IN UNEARNED PREMIUMS	11,220	20,297
CHANGE IN FUNDS HELD PAYABLE TO REINSURER	5,342	—
CHANGE IN OTHER LIABILITIES	1,753	7,347
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	387	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	107,380	81,976

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	17,051	6,504
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	33,972	47,509
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	8,853	3,053
COST OF FIXED MATURITIES ACQUIRED	(146,682)	(150,325)
COST OF EQUITY SECURITIES ACQUIRED	(26,889)	(1,850)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(2,338)	(1,104)

NET CASH USED FOR INVESTING ACTIVITIES	(116,033)	(96,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM LOANS PAYABLE	20,084	15,161
REPAYMENTS ON LOANS PAYABLE	(21,504)	(4,957)
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	432	—
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	69	19
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	373	396
COST OF COMMON STOCK REPURCHASED	—	(300)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(546)	10,319

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,199)	(3,918)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73,942	42,002

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,743	$38,084

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$2,650	$1,930
INTEREST	$145	$134
NON-CASH TRANSACTIONS:
ISSUANCE (FORFEITURES) OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$(25)	$(59)

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, (consisting of normal recurring adjustments and accruals and adjustments necessary to reflect the restatement discussed in Note 2), necessary for a fair statement of the information set forth therein. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

The consolidated financial statements for the period ended March 31, 2004 have been restated as further described in Note 2.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Reports on Form 10-K and Form 10-K/A, Amendment No. 1 as of and for the year ended December 31, 2003.

2.	Restatement of Financial Statements

The Company’s previously issued consolidated balance sheets as of March 31, 2004 and December 31, 2003 and consolidated statements of operations and comprehensive income for the three months ended March 31, 2004, changes in shareholders’ equity for the three months ended March 31, 2004 and the year ended December 31, 2003 and cash flows for the period ended March 31, 2004 have been restated to record a portion of the revenue and net income arising from profit commissions under two reinsurance contracts. The revenue and net income of one of the contracts had originally been fully recorded in the fourth quarter 2003 although portions of such revenue and net income should have been recorded in the quarters ended June 30, 2003, September 30, 2003 and March 31, 2004. Portions of the revenue and net income for the other contract should have been recorded in the quarters ended June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004. These profit commissions were due to the Company from reinsurers under a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004.

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

The effect of this restatement on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2004 and on the consolidated balance sheet as of March 31, 2004 is shown in the tables below (in thousands, except per share amounts):

Consolidated Statement of Operations and Comprehensive Income Data

	Three Months Ended March 31, 2004
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Net earned premiums	$168,784	$2,638	$171,422
Total revenue	$181,917	$2,638	$184,555
Income before income taxes	$36,551	$2,638	$39,189
Income tax expense: deferred	$555	$923	$1,478
Total income tax expense	$11,505	$923	$12,428
Net income	$25,046	$1,715	$26,761
Basic earnings per share	$1.14	$0.08	$1.22
Diluted earnings per share	$1.08	$0.08	$1.16

Consolidated Balance Sheet Data

	As of March 31, 2004
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Deferred income taxes	$15,169	$(1,951)	$13,218
Other assets	$19,314	$5,576	$24,890
Total assets	$1,975,077	$3,625	$1,978,702
Retained earnings	$276,423	$3,625	$280,048
Total shareholders’ equity	$576,455	$3,625	$580,080
Total liabilities and shareholders’ equity	$1,975,077	$3,625	$1,978,702

3.	Investments

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

Pursuant to the quota share reinsurance agreement, the Company ceded $18.3 million of net written premiums, $38.9 million of net earned premiums, $22.8 million in net loss and loss adjustment expenses, and earned $15.3 million in ceding commissions, for the three months ended March 31, 2004, respectively. In addition, the interest credit (expense), which is included in net investment income, for the three months ended March 31, 2004 was $1.1 million. The Company has also accrued a profit commission based upon the experience of the underlying business ceded to this reinsurance agreement, in the amount of $4.1 million for the three months ended March 31, 2004. The profit commission reduces ceded written and earned premiums.

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

Earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three months ended March 31, 2004 and 2003, respectively (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2004	2003
	(Restated)
Weighted-Average Common Shares Outstanding	22,018	21,865
Weighted-Average Share Equivalents Outstanding	1,083	563

Weighted-Average Shares and Share Equivalents Outstanding	23,101	22,428

Net Income	$26,761	$13,233

Basic Earnings per Share	$1.22	$0.61

Diluted Earnings per Share	$1.16	$0.59

10.	Income Taxes

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

	Three Months Ended March 31,
	2004	2003
(In thousands, except per share data)	(Restated)
Net Income As Reported	$26,761	$13,233
Assumed Stock Compensation Cost	(794)	(688)

Pro Forma Net Income	$25,967	$12,545

Basic Earnings Per Share:
As Reported	$1.22	$0.61

Pro Forma	$1.18	$0.57

Diluted Earnings Per Share:
As Reported	$1.16	$0.59

Pro Forma	$1.12	$0.56

12.	Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limited loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on premiums written and earned is as follows (See Note 7):

(In thousands) For the Three Months Ended March 31, 2004 (Restated)

	Written	Earned
Direct Business	$250,861	$239,087
Reinsurance Assumed	1,576	2,130
Reinsurance Ceded	49,857	69,795

Net Premiums	$202,580	$171,422

For the Three Months Ended March 31, 2003

	Written	Earned
Direct Business	$192,312	$172,311
Reinsurance Assumed	970	675
Reinsurance Ceded	21,634	24,624

Net Premiums	$171,648	$148,362

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $4.1 million for the three months ended March 31, 2004. The profit commissions reduce ceded written and earned premiums.

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

Following is a tabulation of business segment information for the three months ended March 31, 2004 and 2003. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
March 31, 2004 (Restated):
Gross Written Premiums	$175,072	$47,393	$29,972	$—	$252,437

Net Written Premiums	$144,742	$40,050	$17,788	$—	$202,580

Revenue:
Net Earned Premiums	$133,521	$29,413	$8,488	$—	$171,422
Net Investment Income	—	—	—	9,973	9,973
Net Realized Investment Gain	—	—	—	1,778	1,778
Other Income	—	—	1,143	239	1,382

Total Revenue	133,521	29,413	9,631	11,990	184,555

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	73,909	18,055	4,279	—	96,243
Acquisition Costs and Other Underwriting Expenses	—	—	—	47,354	47,354
Other Operating Expenses	—	—	245	1,524	1,769

Total Losses and Expenses	73,909	18,055	4,524	48,878	145,366

Income Before Income Taxes	59,612	11,358	5,107	(36,888)	39,189
Total Income Tax Expense	—	—	—	12,428	12,428

Net Income	$59,612	$11,358	$5,107	$(49,316)	$26,761

Total Assets	$—	$—	$291,431	$1,687,271	$1,978,702

March 31, 2003:
Gross Written Premiums	$127,897	$40,387	$24,998	$—	$193,282

Net Written Premiums	$120,353	$37,317	$13,978	$—	$171,648

Revenue:
Net Earned Premiums	$109,258	$29,118	$9,986	$—	$148,362
Net Investment Income	—	—	—	9,805	9,805
Net Realized Investment Loss	—	—	—	(1,133)	(1,133)
Other Income	—	—	580	81	661

Total Revenue	109,258	29,118	10,566	8,753	157,695

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	65,938	18,641	5,781	—	90,360
Acquisition Costs and Other Underwriting Expenses	—	—	—	46,420	46,420
Other Operating Expenses	—	—	325	1,349	1,674

Total Losses and Expenses	65,938	18,641	6,106	47,769	138,454

Income Before Income Taxes	43,320	10,477	4,460	(39,016)	19,241
Total Income Tax Expense	—	—	—	6,008	6,008

Net Income	$43,320	$10,477	$4,460	$(45,024)	$13,233

Total Assets	$—	$—	$232,292	$1,226,511	$1,458,803

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

The Company’s previously issued financial statements for the quarterly period ended March 31, 2004 have been restated to record a portion of the revenue and net income arising from profit commissions under two reinsurance contracts, one of which had originally been recorded in the fourth quarter 2003 and the other of which should have been recorded in previous periods. These profit commissions were due to the Company from reinsurers under a quota share reinsurance contract effective during the period April 1, 2003 through December 31, 2003 and an excess catastrophe reinsurance contract effective during the period June 1, 2003 through May 31, 2004. See Note 2 of Notes to Consolidated Financial Statements for more information.

The impact of this restatement on the previously reported results of operations for the three months ended March 31, 2004 was to increase net income by $1.7 million ($0.08 diluted earnings per share). The restatement also resulted in an increase to net earned premium in the amount of $2.6 million for the three months ended March 31, 2004, and an increase to the previously reported retained earnings balance as of March 31, 2004 in the amount of $3.6 million. References herein to those fiscal periods that have been restated are to the restated amounts.

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

The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the Fiscal Year Ended December 31, 2003.

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

Results of Operations (Three Months ended March 31, 2004 (Restated) vs. March 31, 2003)

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

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2004 vs. March 31, 2003 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Net Written Premiums (Restated)	$144.7	$40.1	$17.8	$202.6
2003 Net Written Premiums	$120.3	$37.3	$14.0	$171.6
Percentage Increase	20.3%	7.5%	27.1%	18.1%
2004 Net Earned Premiums (Restated)	$133.5	$29.4	$8.5	$171.4
2003 Net Earned Premiums	$109.3	$29.1	$10.0	$148.4
Percentage Increase (Decrease)	22.1%	1.0%	(15.0%)	15.5%

The differing percentage changes in net premiums versus gross premiums for the commercial lines, specialty lines and personal lines segments during the quarter results primarily from the following change in the Company’s reinsurance program:

•	Effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement, the Company cedes 22% of its net written premium and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written premium and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. The Company receives a provisional commission of 33.0% adjusted based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium, reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement provides that a profit commission will be paid to the Company upon commutation equal to the positive balance in the Funds Held Payable to Reinsurers account During the three months ended March 31, 2004, the Company ceded $17.8 million of net written premiums and $38.4 million of net earned premiums.

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

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $5.8 million (6.4%) to $96.2 million for the three months ended March 31, 2004 from $90.4 million for the same period of 2003 and the loss ratio decreased to 56.1% in 2004 from 60.9% in 2003. This increase in net loss and loss adjustment expenses was due to the 13.8% growth in net earned premiums. The decrease in the loss ratio is primarily attributed to price increases realized on its renewal business and to a lesser extent a reduction in large property losses during the three months ended March 31, 2004 versus March 31, 2003. Additionally, during the three months ended March 31, 2004 the Company ceded $38.9 million of net earned premium and $22.8 million in net loss and loss adjustment expenses pursuant to the quota share reinsurance agreement (see Premiums).

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $1.0 million (2.2%) to $47.4 million for the three months ended March 31, 2004 from $46.4 million for the same period of 2003 and the expense ratio decreased to 27.6% in 2004 from 31.3% in 2003. The increase in acquisition costs and other underwriting expenses was due primarily to the 13.8% growth in net earned premiums. This increase was offset in part by and the decrease in the expense ratio is due primarily to ceding commissions earned under the quota share reinsurance agreement (See Premiums). For the three months ended March 31, 2004 the Company ceded $38.9 million of net earned premium and earned $15.3 million in ceding commission.

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Income Tax Expense: The Company’s effective tax rate for the three months ended March 31, 2004 and 2003 was 31.7% and 31.2%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to total income before tax.

Liquidity and Capital Resources

     For the three months ended March 31, 2004, the Company’s investments experienced unrealized investment appreciation of $6.4 million, net of the related deferred tax expense of $3.5 million. At March 31, 2004, the Company had total investments with a carrying value of $1,298.1 million, of which 91.4% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage securities and asset backed securities. The collateralized mortgage securities and asset backed securities consist of amortizing securities possessing favorable pre-payment and/or extension risk profiles. The remaining 8.6% of the Company’s total investments consisted primarily of publicly traded common stock securities.

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

     An evaluation was performed in April 2004 by management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the Company’s previously filed Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2004. Based on this evaluation, the CEO and CFO had concluded that, as of the end of the period covered by such Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within such entities, particularly during the period in which such Quarterly Report on Form 10-Q was being prepared.

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