Form 10-Q
period 2004-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2004-11-08
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

YES ☒ NO: ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2004.

Common Stock, no par value, 22,242,062 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended September 30, 2004

Part I - Financial Information (Unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets – September 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations and Comprehensive Income - For the three and nine months ended September 30, 2004 and 2003	4
Consolidated Statements of Changes in Shareholders’ Equity - For the nine months ended September 30, 2004 and year ended December 31, 2003	5
Consolidated Statements of Cash Flows - For the nine months ended September 30, 2004 and 2003	6
Notes to Consolidated Financial Statements	7-17
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-31
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.
Controls and Procedures	33
Part II - Other Information
Item 1.
Legal Proceedings	34
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.
Defaults Upon Senior Securities	34
Item 4.
Submission of Matters to a Vote of Security Holders	34
Item 5.
Other Information	34
Item 6.
Exhibits	35-39
Signatures	40
GAP QUOTA SHARE REINSURANCE CONTRACT
CASUALTY EXCESS OF LOSS REINSURANCE CONTRACT
CASUALTY (CLASS) EXCESS OF LOSS
CASUALTY SEMI-AUTOMATIC FACULTATIVE EXCESS OF LOSS
CASUALTY AUTOMATIC FACULTATIVE CERTIFICATE
FL HURRICANE FUND CONTRACT (LIBERTY AMERICAN)
FL HURRICANE FUND CONTRACT (MOBILE USA)
EXCESS CATASTROPHE REINSURANCE CONTRACT
FL ONLY EXCESS CATASTROPHE REINSURANCE CONTRACT
$50 MIL EXCESS OF $90 MIL FL ONLY EXCESS CONTRACT
UNDERLYING EXCESS CATASTROPHE COVERAGE
REINSTATEMENT PREMIUM PROTECTION CONTRACT
UNDERLYING EXCESS CATASTROPHE AND REINSTATEMENT CONTRACT
$50 MIL EXCESS OF $140 MIL FL ONLY EXCESS CONTRACT
65% FL ONLY THIRD AND FOURTH EVENT CONTRACT
35% FL ONLY THIRD AND FOURTH EVENT CONTRACT
THIRD CATASTROPHE CONTRACT PLACEMENT SLIP
THIRD CATASTROPHE CONTRACT
$50 MIL EXCESS OF $140 MIL PLACEMENT SLIP
$5 MIL EXCESS OF $190 MIL PLACEMENT SLIP
$45.0 MIL EXCESS OF $195 MIL PLACEMENT SLIP
$6.5 MIL EXCESS OF 3.5 MIL FIFTH EVENT PLACEMENT SLIP
CEO CERTIFICATION PURSUANT TO SECTION 302
CFO CERTIFICATION PURSUANT TO SECTION 302
CEO CERTIFICATION PURSUANT TO SECTION 906
CFO CERTIFICATION PURSUANT TO SECTION 906

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,234,040 AND $1,066,523)	$1,251,297	$1,081,694
EQUITY SECURITIES AT MARKET (COST $114,382 AND $79,813)	121,520	90,358

TOTAL INVESTMENTS	1,372,817	1,172,052
CASH AND CASH EQUIVALENTS	116,175	73,942
ACCRUED INVESTMENT INCOME	13,496	11,008
PREMIUMS RECEIVABLE	236,842	179,509
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	793,197	292,157
DEFERRED INCOME TAXES	22,653	18,147
DEFERRED ACQUISITION COSTS	90,159	56,288
PROPERTY AND EQUIPMENT, NET	19,911	16,821
GOODWILL	25,724	25,724
OTHER ASSETS	69,671	25,293

TOTAL ASSETS	$2,760,645	$1,870,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,242,256	$627,086
UNEARNED PREMIUMS	541,717	422,589

TOTAL POLICY LIABILITIES AND ACCRUALS	1,783,973	1,049,675
FUNDS HELD PAYABLE TO REINSURER	124,557	110,011
LOANS PAYABLE	36,781	48,482
PREMIUMS PAYABLE	77,905	35,044
OTHER LIABILITIES	131,894	82,083

TOTAL LIABILITIES	2,155,110	1,325,295

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 22,231,432 AND 22,007,552 SHARES ISSUED AND OUTSTANDING	291,390	281,088
NOTES RECEIVABLE FROM SHAREHOLDERS	(6,331)	(5,444)
ACCUMULATED OTHER COMPREHENSIVE INCOME	15,857	16,715
RETAINED EARNINGS	304,619	253,287

TOTAL SHAREHOLDERS’ EQUITY	605,535	545,646

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,760,645	$1,870,941

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
REVENUE:
NET EARNED PREMIUMS	$187,845	$146,676	$548,830	$418,387
NET INVESTMENT INCOME	10,896	9,173	31,669	28,348
NET REALIZED INVESTMENT GAIN (LOSS)	268	474	985	(1,309)
OTHER INCOME	719	1,988	2,930	3,689

TOTAL REVENUE	199,728	158,311	584,414	449,115

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	760,267	100,645	1,027,473	328,023
NET REINSURANCE RECOVERIES	(612,498)	(21,240)	(676,144)	(65,232)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	147,769	79,405	351,329	262,791
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	56,863	41,542	155,489	120,120
OTHER OPERATING EXPENSES	1,674	2,668	6,085	5,974

TOTAL LOSSES AND EXPENSES	206,306	123,615	512,903	388,885

INCOME (LOSS) BEFORE INCOME TAXES	(6,578)	34,696	71,511	60,230

INCOME TAX EXPENSE (BENEFIT):
CURRENT	(1,541)	10,403	24,222	25,392
DEFERRED	(2,942)	718	(4,043)	(6,832)

TOTAL INCOME TAX EXPENSE (BENEFIT)	(4,483)	11,121	20,179	18,560

NET INCOME (LOSS)	$(2,095)	$23,575	$51,332	$41,670

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN (LOSS) ARISING DURING PERIOD	$11,157	$(1,568)	$(218)	$1,231
RECLASSIFICATION ADJUSTMENT	(174)	(308)	(640)	851

OTHER COMPREHENSIVE INCOME (LOSS)	10,983	(1,876)	(858)	2,082

COMPREHENSIVE INCOME	$8,888	$21,699	$50,474	$43,752

PER AVERAGE SHARE DATA:
BASIC EARNINGS (LOSS) PER SHARE	$(0.09)	$1.08	$2.32	$1.90

DILUTED EARNINGS (LOSS) PER SHARE	$(0.09)	$1.04	$2.21	$1.85

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,230,729	21,913,053	22,120,481	21,879,748
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	1,132,451	787,627	1,120,535	681,716

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	23,363,180	22,700,680	23,241,016	22,561,464

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Nine
	Months Ended
	September 30, 2004	For the Year Ended
	(Unaudited)	December 31, 2003
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	22,007,552	21,868,877
EXERCISE OF EMPLOYEE STOCK OPTIONS	26,000	99,875
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	197,880	38,800

BALANCE AT END OF PERIOD	22,231,432	22,007,552

TREASURY SHARES:
BALANCE AT BEGINNING OF YEAR	—	—
SHARES REPURCHASED PURSUANT TO AUTHORIZATION	—	10,000
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	(6,500)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	—	(3,500)

BALANCE AT END OF PERIOD	—	—

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$281,088	$276,945
EXERCISE OF EMPLOYEE STOCK OPTIONS	819	2,852
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	9,483	1,291

BALANCE AT END OF PERIOD	291,390	281,088

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(5,444)	(6,407)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(2,307)	(1,065)
COLLECTION OF NOTES RECEIVABLE	1,420	2,028

BALANCE AT END OF PERIOD	(6,331)	(5,444)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	16,715	16,185
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(858)	530

BALANCE AT END OF PERIOD	15,857	16,715

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	253,287	191,100
NET INCOME	51,332	62,187

BALANCE AT END OF PERIOD	304,619	253,287

COMMON STOCK HELD IN TREASURY:
BALANCE AT BEGINNING OF YEAR	—	—
EXERCISE OF EMPLOYEE STOCK OPTIONS	—	94
COMMON SHARES REPURCHASED	—	(300)
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	—	206

BALANCE AT END OF PERIOD	—	—

TOTAL SHAREHOLDERS’ EQUITY	$605,535	$545,646

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$51,332	$41,670
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	(985)	1,309
DEPRECIATION AND AMORTIZATION EXPENSE	9,374	6,148
DEFERRED INCOME TAX BENEFIT	(4,043)	(6,832)
CHANGE IN PREMIUMS RECEIVABLE	(57,333)	(51,854)
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	(486,494)	(33,389)
CHANGE IN OTHER RECEIVABLES	(2,488)	(1,941)
CHANGE IN INCOME TAXES PAYABLE	(16,932)	636
CHANGE IN DEFERRED ACQUISITION COSTS	(33,871)	7,111
CHANGE IN OTHER ASSETS	(15,681)	(4,750)
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	615,170	147,979
CHANGE IN UNEARNED PREMIUMS	119,128	125,698
CHANGE IN OTHER LIABILITIES	80,125	20,763
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	387	495

NET CASH PROVIDED BY OPERATING ACTIVITIES	257,689	253,043

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	117,764	71,674
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	136,319	162,032
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	32,938	10,936
COST OF FIXED MATURITIES ACQUIRED	(430,584)	(419,264)
COST OF EQUITY SECURITIES ACQUIRED	(63,338)	(38,593)
PURCHASE OF PROPERTY AND EQUIPMENT	(5,882)	(4,632)

NET CASH USED BY INVESTING ACTIVITIES	(212,783)	(217,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	(57,615)	(34,245)
PROCEEDS FROM LOANS PAYABLE	45,914	44,882
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	432	1,590
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	1,420	1,364
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	7,176	402
COST OF COMMON STOCK REPURCHASED	—	(300)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(2,673)	13,693

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,233	48,889
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,942	42,002

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,175	$90,891

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$41,442	$23,635
INTEREST	$451	$487
NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$2,307	$1,154

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended September 30, 2004 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Reports on Form 10-K and Form 10-K/A, Amendment No. 1 As of and For the Year Ended December 31, 2003.

2.	Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and the Company’s stock purchase plans. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied for the three and nine months ended September 30, 2004 and 2003, respectively:

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income (Loss) As Reported	$(2,095)	$23,575	$51,332	$41,670
Assumed Stock Compensation Cost	(1,134)	(785)	(2,932)	(2,206)

Pro Forma Net Income (Loss)	$(3,229)	$22,790	$48,400	$39,464

Basic Earnings (Loss) Per Share:
As Reported	$(0.09)	$1.08	$2.32	$1.90

Pro Forma	$(0.15)	$1.04	$2.19	$1.80

Diluted Earnings (Loss) Per Share:
As Reported	$(0.09)	$1.04	$2.21	$1.85

Pro Forma	$(0.14)	$1.00	$2.08	$1.75

3.	Investments

The carrying amounts for the Company’s investments approximate their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from dealers. At September 30, 2004, the Company held no derivative financial instruments or other securities containing embedded derivatives.

The Company performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, excluding interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.0 million and $0 million, respectively, for the three months ended September 30, 2004 and 2003 and $1.0 million and $0.9 million, respectively, for the nine months ended September 30, 2004 and 2003.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three and nine months ended September 30, 2004 and 2003 were $4.7 million and $0.4 million, respectively, and $7.3 million and $2.6 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table (in thousands) identifies the period of time securities with an unrealized loss at September 30, 2004 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.1 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $11.8 million. No issuer of securities or industry represents more than 4.9% and 17.1%, respectively, of the total estimated fair value, or 10.4% and 11.6%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax and/or regulatory requirements which may have an effect on either, or both, the investor and/or issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$36,790	$112	$591	$16	$37,381	$128
Obligations of States and Political Subdivisions	86,424	913	8,754	109	95,178	1,022
Corporate and Bank Debt Securities	137,780	1,152	1,444	20	139,224	1,172
Asset Backed Securities	31,785	171	4,687	153	36,472	324
Mortgage Pass-Through Securities	69,317	123	6,988	261	76,305	384
Collateralized Mortgage Obligations	29,726	195	4,158	191	33,884	386

Total Fixed Maturities Available for Sale	391,822	2,666	26,622	750	418,444	3,416

Equity Securities	28,612	3,397	—	—	28,612	3,397

Total Investments	$420,434	$6,063	$26,622	$750	$447,056	$6,813

Based upon the Company’s impairment evaluation as of September 30, 2004, it was concluded that the remaining unrealized losses in the table above are not other than temporary. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery of fair value.

4.	Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. At September 30, 2004 and December 31, 2003, the carrying value of the securities on deposit totaled $15.1 million and $15.5 million, respectively.

Additionally, the Insurance Subsidiaries have investments, principally Mortgage Pass-Through securities, which collateralize the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 8. The carrying value of these investments was $53.1 million and $59.1 million as of September 30, 2004 and December 31, 2003, respectively.

5.	Goodwill

The carrying amount of goodwill is subject, at a minimum, to an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). As a result of the impairment analysis, no change in the carrying amount of goodwill was recorded by the Company for the year ended December 31, 2003. The Company performed an interim impairment test during the third quarter of 2004 due to hurricane catastrophe losses incurred and associated accelerated reinsurance premium expense and concluded that the carrying amount of goodwill was not impaired. Consequently no change in the carrying amount of goodwill has been recorded for the nine months ended September 30, 2004.

6.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events which have occurred. The process of establishing the ultimate claims liability is necessarily a complex and imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid loss and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and, industry data and considering other factors such as legal, social, and economic developments. The methods of making such estimates and establishing the resulting liabilities are regularly reviewed and updated and any adjustments there from are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2004, the related adjustments could have a material impact on the Company’s financial condition, and results of operations.

During the three months ended September 30, 2004, the Company increased the estimated gross and net unpaid loss and loss adjustment expenses for accident years 1997 through 2002 and decreased the estimated gross and net unpaid loss and loss adjustment expenses for accident year 2003 by the following amounts:

(In millions)

	Gross Basis	Net Basis
	increase (decrease)	increase (decrease)
Accident Year 2003	$(22.7)	$(18.0)
Accident Year 2002	32.6	30.5
Accident Years 2001-1997	13.7	12.6

Total	$23.6	$25.1

The increase in accident years 1997 through 2002 is principally attributable to continued case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile coverages in the commercial lines segment, as noted in the table below. The decrease in accident year 2003 is principally attributable to continued better than expected claim frequency primarily for general liability and commercial automobile coverages in the commercial lines segment, as noted in the table below:

(In millions)

	Gross Basis
	increase (decrease)
	Professional	General Liability	Commercial Auto
Accident Year	Liability Coverages	Coverages	Coverages	Other
2003	$7.7	$(10.6)	$(18.7)	$(1.1)
2002	$16.9	$7.1	$7.7	$0.9
1997 – 2001	$10.9	$2.4	$0.3	$0.1

(In millions)

	Net Basis
	increase (decrease)
	Professional	General Liability	Commercial Auto
Accident Year	Liability Coverages	Coverages	Coverages	Other
2003	$6.4	$(7.7)	$(18.5)	$1.8
2002	$14.2	$6.8	$8.9	$0.6
1997 – 2001	$6.8	$2.0	$1.6	$2.2

The net decrease in estimated losses for accident year 2003 reduced the losses ceded by the Company to a quota share reinsurance agreement and resulted in the Company accruing an additional $2.9 million in ceding commission and $1.0 million in profit commission under the treaty.

Additionally, the Company decreased the 2004 accident year ultimate loss ratio to recognize better than anticipated pricing and loss trends. This decrease in the 2004 accident year loss ratio resulted in a release of $34.9 million and $27.2 million of 2004 gross and net accident year loss reserves, respectively. This decrease primarily occurred across general liability, commercial automobile and property coverages in the commercial lines segment, as noted below:

(In millions)

	Accident Year 2004
	increase (decrease)
	Professional	General Liability	Commercial Auto
	Liability Coverages	Coverages	Coverages	Other
Gross Basis	$—	$(8.9)	$(14.5)	$(11.5)
Net Basis	$3.7	$(9.6)	$(12.8)	$(8.5)

During the three months ended September 30, 2004, the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne. These catastrophe losses, as noted in the table below, impacted both the Company’s personal and commercial lines segments. With some areas having been affected multiple times, loss and loss adjustment expense estimates are still evolving due, in part, to the difficulty in making any precise estimate at this time of future remediation and repair costs.

(In millions)

Date of Event:	8/13/04	9/5/04	9/15/04	9/25/04
Hurricane:	Charley	Frances	Ivan	Jeanne	Total
Gross Loss and Loss Adjustment Expense Estimates:
Personal Lines Segment	$205.2	$118.2	$14.0	$267.4	$604.8
Commercial Lines Segment	16.9	9.2	3.4	11.3	40.8

Total	$222.1	$127.4	$17.4	$278.7	$645.6

Under the Company’s catastrophe reinsurance programs in place for these hurricanes, the Company had a $3.5 million pre-tax per occurrence loss retention for its personal lines catastrophe losses and a $7.0 million pre-tax per occurrence loss retention for its commercial lines catastrophe losses. The Company’s retention by hurricane is summarized in the table below:

(In millions)

Hurricane:	Charley	Frances	Ivan	Jeanne	Total
Net Loss and Loss Adjustment Expense Estimates:
Personal Lines Segment	$3.5	$3.5	$3.5	$3.5	$14.0
Commercial Lines Segment	7.0	7.0	3.4	7.0	24.4

Total	$10.5	$10.5	$6.9	$10.5	$38.4

7.	Funds Held Payable To Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all of the Company’s lines of business on policies effective April 1, 2003 through December 31, 2003, and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. The Company receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement allows for a profit commission to be paid to the Company upon commutation. Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30, 2004	December 31, 2003
Funds Held Payable to Reinsurer Balance at Beginning of Period	$110,011	$—

Net Written Premiums Ceded	71,696	199,358
Reinsurer Expense Allowance	(2,518)	(7,376)
Provisional Commission	(39,001)	(73,933)
Paid Loss and Loss Adjustment Expenses	(18,927)	(10,701)
Interest Credit	3,582	2,318
Other	(286)	345

Subtotal Activity	14,546	110,011

Funds Held Payable to Reinsurer Balance at End of Period	$124,557	$110,011

The Company has also accrued a profit commission receivable based upon the experience of the underlying business ceded to this reinsurance agreement, in the amounts of $4.0 million and $9.1 million for the three and nine months ended September 30, 2004, respectively. The profit commission reduces ceded written and earned premiums and increases net written and earned premiums.

8.	Loans Payable

As of September 30, 2004, the Company had aggregate borrowings of $36.8 million from the Federal Home Loan Bank. These borrowings bear interest at adjusted LIBOR and mature twelve months or less from inception. The proceeds from these borrowings are invested in collateralized mortgage obligation and asset backed securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates.

9.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Nine
	Months Ended September 30,		Months Ended September 30
	2004	2003	2004	2003
Weighted-Average Common Shares Outstanding	22,231	21,913	22,120	21,880
Weighted-Average Potential Shares Issuable	1,132	788	1,121	681

Weighted-Average Shares and Potential Shares Issuable	23,363	22,701	23,241	22,561

Net Income (Loss)	$(2,095)	$23,575	$51,332	$41,670

Basic Earnings (Loss) per Share	$(0.09)	$1.08	$2.32	$1.90

Diluted Earnings (Loss) per Share	$(0.09)	$1.04	$2.21	$1.85

10.	Income Taxes

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

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004		September 30, 2004
	Written	Earned	Written	Earned
Direct Business	$366,229	$279,422	$896,625	$775,365
Reinsurance Assumed	1,197	1,756	3,620	5,753
Reinsurance Ceded	101,723	93,333	207,765	232,288

Net Premiums	$265,703	$187,845	$692,480	$548,830

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003		September 30, 2003
	Written	Earned	Written	Earned
Direct Business	$283,112	$210,013	$684,810	$561,718
Reinsurance Assumed	3,330	1,738	5,829	3,222
Reinsurance Ceded	86,077	65,075	238,523	146,553

Net Premiums	$200,365	$146,676	$452,116	$418,387

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $4.6 million and $4.0 million for the three months ended September 30, 2004 and 2003, respectively, and $13.3 million and $5.9 million for the nine months ended September 30, 2004 and 2003, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

During the three months ended September 30, 2004 the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne. Due to these multiple hurricane events, the Company purchased additional catastrophe reinsurance coverages (which provide coverage from the inception date of the coverage through May 31, 2005) to supplement its original reinsurance programs. The estimated aggregate pre-tax cost of these additional catastrophe reinsurance coverages is $18.8 million. Additionally, these multiple hurricane events resulted in accelerating the recognition of $27.7 million (pre-tax) catastrophe reinsurance premium expense due to the utilization of certain of the catastrophe reinsurance coverages. Of this $27.7 million, $13.0 million was attributable to the additional reinsurance coverages referred to above. This increase in reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.

Prior to Hurricane Charley, the Company had coverage in place under its 2004 catastrophe reinsurance programs which provided $338.5 million in excess of a $3.5 million per occurrence retention for the Company’s personal lines catastrophe losses and $108.0 million in excess of a $7.0 million per occurrence retention for its commercial lines catastrophe losses. As noted above, due to the multiple hurricane events the Company purchased additional reinsurance coverages to supplement the original catastrophe reinsurance coverage which was utilized. Subsequent to Hurricanes Charley, Frances, and Ivan and prior to Hurricane Jeanne, the Company had coverage in place under its catastrophe reinsurance programs which provided approximately $285.0 million in excess of a $3.5 million per occurrence retention for its personal lines catastrophe losses and $108.0 million in excess of a $7.0 million per occurrence retention for its commercial lines catastrophe losses. Based upon the Company’s hurricane catastrophe loss estimates, the catastrophe reinsurance programs in place after Hurricane Jeanne provide $337.0 million in excess of a $3.5 million per occurrence retention for the Company’s personal lines catastrophe losses and $105.0 million in excess of a $10.0 million per occurrence retention for its commercial lines catastrophe losses. These catastrophe reinsurance programs provide catastrophe reinsurance coverage through May 31, 2005.

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

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three and nine months ended September 30, 2004 and 2003 was $6.0 million and $(0.8) million, respectively and $(0.1) million and $0.7 million, respectively. The related tax effect of Reclassification Adjustments for the three and nine months ended September 30, 2004 and 2003 was $(0.1) million and $(0.2) million, respectively and $(0.3) million and $0.5 million, respectively.

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

Following is a tabulation of business segment information for the nine and three months ended September 30, 2004 and 2003. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Nine Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
September 30, 2004:
Gross Written Premiums	$662,691	$143,188	$94,367	$—	$900,246

Net Written Premiums	$547,690	$119,819	$24,971	$—	$692,480

Revenue:
Net Earned Premiums	$445,910	$96,808	$6,112	$—	$548,830
Net Investment Income	—	—	—	31,669	31,669
Net Realized Investment Gain	—	- -	- -	985	985
Other Income	—	—	2,179	751	2,930

Total Revenue	445,910	96,808	8,291	33,405	584,414

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	225,016	92,033	34,280	—	351,329
Acquisition Costs and Other Underwriting Expenses	—	—	—	155,489	155,489
Other Operating Expenses	—	—	1,508	4,577	6,085

Total Losses and Expenses	225,016	92,033	35,788	160,066	512,903

Income Before Income Taxes	220,894	4,775	(27,497)	(126,661)	71,511
Total Income Tax Expense	—	—	—	20,179	20,179

Net Income	$220,894	$4,775	$(27,497)	$(146,840)	$51,332

Total Assets	$—	$—	$788,607	$1,972,038	$2,760,645

September 30, 2003:
Gross Written Premiums	$499,840	$119,848	$70,927	$—	$690,615

Net Written Premiums	$344,809	$82,620	$24,687	$—	$452,116

Revenue:
Net Earned Premiums	$311,534	$80,457	$26,396	$—	$418,387
Net Investment Income	—	—	—	28,348	28,348
Net Realized Investment Loss	—	—	—	(1,309)	(1,309)
Other Income	—	—	3,361	328	3,689

Total Revenue	311,534	80,457	29,757	27,367	449,115

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	202,357	45,941	14,493	—	262,791
Acquisition Costs and Other Underwriting Expenses	—	—	—	120,120	120,120
Other Operating Expenses	—	—	2,422	3,552	5,974

Total Losses and Expenses	202,357	45,941	16,915	123,672	388,885

Income Before Income Taxes	109,177	34,516	12,842	(96,305)	60,230
Total Income Tax Expense	—	—	—	18,560	18,560

Net Income	$109,177	$34,516	$12,842	$(114,865)	$41,670

Total Assets	$—	$—	$283,625	$1,558,902	$1,842,527

	Three Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
September 30, 2004:
Gross Written Premiums	$289,002	$49,358	$29,066	$—	$367,426

Net Written Premiums	$237,925	$41,626	$(13,848)	$—	$265,703

Revenue:
Net Earned Premiums	$165,756	$35,791	$(13,702)	$—	$187,845
Net Investment Income	—	—	—	10,896	10,896
Net Realized Investment Gain	—	—	—	268	268
Other Income	—	—	376	343	719

Total Revenue	165,756	35,791	(13,326)	11,507	199,728

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	70,023	52,280	25,466	—	147,769
Acquisition Costs and Other Underwriting Expenses	—	—	—	56,863	56,863
Other Operating Expenses	—	—	396	1,278	1,674

Total Losses and Expenses	70,023	52,280	25,862	58,141	206,306

Loss Before Income Taxes	95,733	(16,489)	(39,188)	(46,634)	(6,578)
Total Income Tax Benefit	—	—	—	(4,483)	(4,483)

Net Loss	$95,733	$(16,489)	$(39,188)	$(42,151)	$(2,095)

Total Assets	$—	$—	$788,607	$1,972,038	$2,760,645

September 30, 2003:
Gross Written Premiums	$224,781	$41,459	$20,186	$—	$286,426

Net Written Premiums	$163,575	$30,452	$6,338	$—	$200,365

Revenue:
Net Earned Premiums	$112,131	$26,478	$8,067	$—	$146,676
Net Investment Income	—	—	—	9,173	9,173
Net Realized Investment Gain	—	—	—	474	474
Other Income	—	—	1,807	181	1,988

Total Revenue	112,131	26,478	9,874	9,828	158,311

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	61,277	13,948	4,180	—	79,405
Acquisition Costs and Other Underwriting Expenses	—	—	—	41,542	41,542
Other Operating Expenses	—	—	1,364	1,304	2,668

Total Losses and Expenses	61,277	13,948	5,544	42,846	123,615

Income Before Income Taxes	50,854	12,530	4,330	(33,018)	34,696
Total Income Tax Expense	—	—	—	11,121	11,121

Net Income	$50,854	$12,530	$4,330	$(44,139)	$23,575

Total Assets	$—	$—	$283,507	$1,558,902	$1,842,527

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability and/or the financial condition of the Company. These include, but are not limited to:

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

The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K and Form 10-K/A, Amendment No. 1 for the fiscal year ended December 31, 2003.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

In October, 2004, the New York Attorney General’s office filed a complaint in New York state court against Marsh & McClennan Companies, Inc. (“Marsh”), the nation’s largest insurance broker. The complaint accuses Marsh of participating in bid-rigging schemes and improper disclosure to its customers of the fact that Marsh was receiving contingent commissions from insurers which issued insurance policies to such customers. These commissions are based on the volume and/or profitability of business placed by Marsh. The complaint also asserted that a number of insurers engaged in bid rigging. Shortly after this complaint was filed, Marsh and a number of the insurers named in the complaint publicly announced that they would be terminating their contingent commission arrangements. The Pennsylvania Insurance Commissioner has stated that a national insurance commissioners group will be drafting a model law requiring disclosure to customers of contingent commission arrangements.

The Company has arrangements with approximately 56 agents and 78 brokers (collectively “Preferred Agents”) under which the Company pays profit share based on the profitability to the Company of business placed by these Preferred Agents with the Company. Approximately 25% of the Company’s gross written premiums are produced through Preferred Agents with which the Company has profit share arrangements. It is possible that the filing of the complaint against Marsh and/or future legislation, regulations and/or case law could affect these arrangements. The impact of such matters, if any, on the Company is not able to be predicted at this time.

Investments

The Company’s investment objective is the realization of relatively high levels of after-tax net investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of September 30, 2004, approximately 85.7% and 8.0% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 87.8% and 6.6%, respectively, at December 31, 2003.

Asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $117.0 million, $192.5 million and $59.4 million, respectively, as of September 30, 2004 and $183.0 million, $159.2 million and $53.8 million, respectively, as of December 31, 2003. The asset backed, mortgage pass-through, and collateralized mortgage obligation investments are amortizing securities possessing favorable prepayment risk and/or extension profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery of fair value. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.0 million and $0 million, respectively, for the three months ended September 30, 2004 and 2003 and $1.0 million and $0.9 million, respectively, for the nine months ended September 30, 2004 and 2003. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $4.7 million and $0.4 million, respectively, and $7.3 million and $2.6 million, respectively, for the three and nine months ended September 30, 2004 and 2003, respectively. These non-cash realized investment losses were from investments primarily in collateralized bond obligations which were impacted by recent years’ non investment grade default rates that were higher than historic averages and from investments in other asset backed securities which experienced extension of cash flows on the underlying collateral.

The Company’s fixed maturity portfolio amounted to $1,251.3 million and $1,081.7 million, as of September 30, 2004 and December 31, 2003, respectively, of which 99.0% and 98.6% of the portfolio as of September 30, 2004 and December 31, 2003, respectively, was comprised of investment grade securities. The Company had fixed maturity investments with unrealized losses amounting to $3.4 million and $10.6 million as of September 30, 2004 and December 31, 2003, respectively. Of these amounts, interests in securitized assets had unrealized losses amounting to $1.1 million and $9.2 million as of September 30, 2004 and December 31, 2003, respectively. This decrease in fixed maturity unrealized losses between December 31, 2003 and September 30, 2004 can be largely attributed to the impairment losses on interests in securitized assets recognized in the third quarter of 2004. The remaining unrealized losses are attributable largely to market price changes due to interest rate increases since the investments were purchased, and are not considered to be other than temporary impairments, given the ability and intent to hold the securities to recovery. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF.

The following table identifies the period of time securities with an unrealized loss at September 30, 2004 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.1 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $11.8 million. No issuer of securities or industry represents more than 4.9% and 17.1%, respectively, of the total estimated fair value, or 10.4% and 11.6%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Gross Unrealized Losses
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$0.3	$0.1	$0.4	$2.2	$2.6
4 – 6 months	1.1	0.3	1.4	0.7	2.1
7 – 9 months	0.6	0.1	0.7	0.5	1.2
10 – 12 months	0.2	—	0.2	—	0.2
13 – 18 months	0.1	0.5	0.6	—	0.6
19 – 24 months	—	—	—	—	—
> 24 months	—	0.1	0.1	—	0.1

Total Gross Unrealized Losses	$2.3	$1.1	$3.4	$3.4	$6.8

Estimated fair value of securities with a gross unrealized loss	$271.8	$146.7	$418.5	$28.6	$447.1

Based upon the Company’s impairment evaluation as of September 30, 2004, it was concluded that the remaining unrealized losses in the table above are not other than temporary. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of the security’s recovery to fair value; and an ability and intent to hold the security to recovery of fair value.

For the three months ended September 30, 2004 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.4 million and $0.3 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.1 million and $0.9 million, respectively. For the three months ended September 30, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.2 million and $0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $13.0 million and $0.1 million, respectively.

For the nine months ended September 30, 2004 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $0.7 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $27.2 million and $4.8 million, respectively. For the nine months ended September 30, 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $0.7 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $14.5 million and $3.5 million, respectively.

The decision to sell these securities was based upon an assessment of economic conditions and ongoing portfolio management objectives of maximizing the Company’s after-tax net investment income.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Results of Operations (Nine Months ended September 30, 2004 vs. September 30, 2003)

     Premiums: Premium information for the nine months ended September 30, 2004 vs. September 30, 2003 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Gross Written Premiums	$662.7	$143.2	$94.4	$900.3
2003 Gross Written Premiums	$499.9	$119.8	$70.9	$690.6
Percentage Increase	32.6%	19.5%	33.1%	30.4%
2004 Gross Earned Premiums	$580.0	$124.9	$76.2	$781.1
2003 Gross Earned Premiums	$400.4	$101.1	$63.4	$564.9
Percentage Increase	44.9%	23.5%	20.2%	38.3%

The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	The insurance subsidiaries of Liberty American Insurance Group, Inc. (a subsidiary of the Company) have recently commenced writing a previously brokered homeowners product on a direct basis due to a recent termination of a brokerage agreement. Gross written premiums from this homeowners product approximated $14.7 million for the nine months ended September 30, 2004.

•	In-force policy counts as of September 30, 2004 versus September 30, 2003 have increased 10.2%, 28.7% and 17.4% for the commercial lines, specialty lines and personal lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 2.6%, 2.6%, and 8.3% for the commercial, specialty and personal lines segments, respectively.

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2004 vs. September 30, 2003 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Net Written Premiums	$547.7	$119.8	$25.0	$692.5
2003 Net Written Premiums	$344.8	$82.6	$24.7	$452.1
Percentage Increase	58.8%	45.0%	1.2%	53.2%
2004 Net Earned Premiums	$445.9	$96.8	$6.1	$548.8
2003 Net Earned Premiums	$311.5	$80.5	$26.4	$418.4
Percentage Increase	43.1%	20.3%	-76.9%	31.2%

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The differing percentage changes in net premiums versus gross premiums for the commercial lines, specialty lines and personal lines segments during the quarter results primarily from the following:

•	A change in the Company’s reinsurance program whereby effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement:

•	The Company cedes 22% of its net written premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. During the nine months ended September 30, 2004 and 2003, the Company ceded $71.7 million and $158.5 million of net written premiums, respectively, and $106.9 million and $74.5 million of net earned premiums, respectively.

•	Of the $158.5 million of net written premiums ceded during the nine months ended September 30, 2003, $63.6 million represents 22% of the Company’s April 1, 2003 unearned premium reserve which was ceded upon entering into the quota share agreement. This cession of the unearned premium reserve reduced net written premiums which approximated the following by segment: commercial lines ($44.2 million), specialty lines ($13.3 million), and personal lines ($6.1 million).

•	Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $ $13.3 million and $5.9 million for the nine months ended September 30, 2004 and 2003, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

•	The Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne. Due to these multiple hurricane events, the Company purchased additional catastrophe reinsurance coverages (which provide coverage from the inception date of the coverage through May 31, 2005) to supplement its original reinsurance programs. The estimated aggregate pre-tax cost of these additional catastrophe reinsurance coverages is $18.8 million. Additionally, these multiple hurricane events resulted in accelerating the recognition of $27.7 million (Commercial Lines Segment ($2.6 million), Personal Lines Segment ($25.1 million)) catastrophe reinsurance premium expense due to the utilization of certain of the catastrophe reinsurance coverages. Of this $27.7 million, $13.0 million was attributable to the additional reinsurance coverages referred to above. This acceleration of reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.

     Net Investment Income Net investment income approximated $31.7 million for the nine months ended September 30, 2004 and $28.3 million for the same period of 2003. Total investments grew to $1,372.8 million at September 30, 2004 from $1,161.0 million at September 30, 2003. The growth in investment income is due to investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio approximated 4.0 years at September 30, 2004 and September 30, 2003, respectively. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.6% at September 30, 2004, compared to 5.0% at September 30, 2003. Net investment income was reduced by $3.6 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

     The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 3.14% and 3.27% for the nine months ended September 30, 2004 and 2003, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 2.95% and 3.37% for the same periods, respectively. The Company expects some variation in its portfolio’s total

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

return compared to the index because of the differing sector, security and duration composition of its portfolio compared to the index.

     Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $1.0 million for the nine months ended September 30, 2004 and $(1.3) million for the same period in 2003. The Company realized net investment gains of $2.8 million and $6.5 million from the sale of fixed maturity and equity securities, respectively, for the nine months ended September 30, 2004, and $6.1 million and $2.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.

     The Company realized net investment gains of $1.5 million and $0.7 million from the sale of fixed maturity and equity securities, respectively, for the nine months ended September 30, 2003, and $2.6 million and $0.9 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.

     Other Income: Other income approximated $2.9 million for the nine months ended September 30, 2004 and $3.7 million for the same period of 2003. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The decrease in other income is due primarily to reduced commissions earned on brokered personal lines business due to terminations of certain brokering agreements.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $88.5 million (33.7%) to $351.3 million for the nine months ended September 30, 2004 from $262.8 million for the same period of 2003 and the loss ratio increased to 64.0% in 2004 from 62.8% in 2003. This increase in net loss and loss adjustment expenses and/or loss ratio was primarily due to:

•	A 31.2% growth in net earned premiums

•	Multiple hurricane events wherein:

•	$38.4 million of hurricane catastrophe losses were incurred; and

•	These multiple hurricane events resulted in accelerating the recognition of $27.7 million of catastrophe reinsurance premium expense, which reduced net earned premiums, due to the utilization of certain of the catastrophe reinsurance coverages. The hurricane losses and associated accelerated catastrophe reinsurance premium expense contributed 11.0 percentage points to the combined ratio.

•	Reserve actions taken during the nine months ended September 30, 2004 wherein the estimated gross and net unpaid loss and loss adjustment expenses for accident years 1996 through 2002 were increased by $69.0 million and $65.0 million, respectively, due principally to continued case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile liability coverages in the commercial lines segment.

These increases to the loss and loss adjustment expenses and/or loss ratio were offset in part by:

•	Reserve actions taken during the nine months ended September 30, 2004 wherein:

•	The estimated gross and net unpaid loss and loss adjustment expenses for accident year 2003 were decreased by $43.4 million and $36.1 million, respectively, due principally to continued better than expected claim frequency primarily for general liability and commercial automobile coverages in the commercial lines segment.

•	The 2004 accident year ultimate loss ratio was decreased to recognize better than anticipated pricing and loss trends. This decrease in the 2004 accident year loss ratio resulted in a release of $34.9 million and $27.2 million of 2004 gross and net accident year reserves, respectively.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	Reserve actions taken during the nine months ended September 30, 2003 wherein the estimated gross and net liability for residual value policies were increased by $33.0 million and the estimated gross and net liability for accident year 2002 was decreased by approximately $9.0 million, due to better than expected loss experience principally in the property line of the commercial package products. These reserve actions increased the nine months ended September 30, 2003 loss ratio by 5.8 percentage points.

Additionally, during the nine months ended September 30, 2004 and 2003, the Company ceded $106.9 million and $74.5 million of net earned premium, respectively, and $46.9 million and $40.3 million in net loss and loss adjustment expenses, respectively, pursuant to a quota share reinsurance agreement (see Premiums).

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $35.4 million (29.5%) to $155.5 million for the nine months ended September 30, 2004 from $120.1 million for the same period of 2003, and the expense ratio decreased to 28.3% in 2004 from 28.7% in 2003. This increase in acquisition costs and other underwriting expenses was due primarily to the 31.2% growth in net earned premiums. The decrease in the expense ratio is due primarily to an increase in ceding commissions earned and an increase in the ceding commission percentage earned under a quota share reinsurance agreement (see Premiums). This decrease was offset in part by the accelerated recognition of $27.7 million in catastrophe reinsurance expense which reduced net earned premiums. For the nine months ended September 30, 2004 and 2003, the Company ceded $106.9 million and $74.5 million, respectively, of net earned premiums and earned $50.6 million and $29.6 million, respectively, in ceding commission under a quota share reinsurance agreement.

     Other Operating Expenses: Other operating expenses increased $0.1 million to $6.1 million for the nine months ended September 30, 2004 from $6.0 million for the same period of 2003. The increase in the level of expenses is primarily due to the growth of the business, offset in part by reduced commissions paid on brokered personal lines business (see Other Income).

     Income Tax Expense: The Company’s effective tax rate for the nine months ended September 30, 2004 and 2003 was 28.2% and 30.8%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.

Results of Operations (Three Months ended September 30, 2004 vs. September 30, 2003)

     Premiums: Premium information for the three months ended September 30, 2004 vs. September 30, 2003 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Gross Written Premiums	$289.0	$49.4	$29.0	$367.4
2003 Gross Written Premiums	$224.8	$41.4	$20.2	$286.4
Percentage Increase	28.6%	19.3%	43.6%	28.3%
2004 Gross Earned Premiums	$209.7	$44.0	$27.5	$281.2
2003 Gross Earned Premiums	$154.4	$36.0	$21.4	$211.8
Percentage Increase	35.8%	22.2%	28.5%	32.8%

The overall growth in gross written premiums is primarily attributable to the following:

•	Further rating downgrades of certain major competitor property and casualty insurance companies have led to their diminished presence in the Company’s commercial and specialty lines business segments and continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit D&O product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	The insurance subsidiaries of Liberty American Insurance Group, Inc. (a subsidiary of the Company) have recently commenced writing a previously brokered homeowners product on a direct basis due to a recent termination of a brokering agreement. Gross written premiums from this homeowners product approximated $6.2 million for the three months ended September 30, 2004.

•	In-force policy counts as of September 30, 2004 versus September 30, 2003 have increased 10.2%, 28.7% and 17.4% for the commercial lines, specialty lines and personal lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized weighted average rate increases on renewal business approximating 2.6%, 2.6%, and 8.3% for the commercial, specialty and personal lines segments, respectively.

This growth was offset in part as a result of Liberty American Insurance Group, Inc. suspending the acceptance of applications for new personal lines insurance policies the day prior to Hurricane Charley making landfall in Florida to restrict an increase in exposures during hurricane season. It is estimated that gross written premiums were reduced by approximately $5.0 million due to this restriction. The Company intends to resume underwriting new preferred homeowners business during the latter part of the fourth quarter of 2004.

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2004 vs. September 30, 2003 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Net Written Premiums	$237.9	$41.6	$(13.8)	$265.7
2003 Net Written Premiums	$163.6	$30.5	$6.3	$200.4
Percentage Increase	45.4%	36.4%	-319.0%	32.6%
2004 Net Earned Premiums	$165.8	$35.8	$(13.8)	$187.8
2003 Net Earned Premiums	$112.1	$26.5	$8.1	$146.7
Percentage Increase	47.9%	35.1%	-270.4%	28.0%

The differing percentage changes in net premiums versus gross premiums for the commercial lines, specialty lines and personal lines segments during the quarter results primarily from the following change in the Company’s reinsurance program:

•	Effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Pursuant to the Quota Share reinsurance agreement, the Company cedes 22% of its net written premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. During the three months ended September 30, 2004 and 2003, the Company ceded $30.4 million and $55.0 million of net written premiums, respectively, and $30.7 million and $40.2 million of net earned premiums, respectively.

•	Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $4.6 million and $4.0 million for the three months ended September 30, 2004 and 2003, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	During the three months ended September 30, 2004 the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne. Due to these multiple hurricane events, the Company purchased additional catastrophe reinsurance coverages (which provide coverage from the inception date of the coverage through May 31, 2005) to supplement its original reinsurance programs. The estimated aggregate pre-tax cost of these additional catastrophe reinsurance coverages is $18.8 million. Additionally, these multiple hurricane events resulted in accelerating the recognition of $27.7 million (Commercial lines Segment ($2.6 million), Personal Lines Segment ($25.1 million)) of catastrophe reinsurance premium expense due to the utilization of certain of the catastrophe reinsurance coverages. Of this $27.7 million, $13.0 million was attributable to the additional reinsurance coverages referred to above. This acceleration of reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.

          Net Investment Income Net investment income approximated $10.9 million for the three months ended September 30, 2004 and $9.2 million for the same period of 2003. Total investments grew to $1,372.8 million at September 30, 2004 from $1,161.0 million at September 30, 2003. The growth in investment income is due to investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio approximated 4.0 years at September 30, 2004 and 2003, respectively. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.6% at September 30, 2004, compared to 5.0% at September 30, 2003. Net investment income was reduced by $1.3 million and $0.8 million for the three months ended September 30, 2004 and 2003, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

          The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 2.91% and 0.58% for the three months ended September 30, 2004 and 2003, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 2.70% and 0.18% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the index because of the differing sector, security and duration composition of its portfolio compared to the index.

          Net Realized Investment Gain: Net realized investment gains were $0.3 million for the three months ended September 30, 2004 and $0.5 million for the same period in 2003. The Company realized net investment gains of $2.1 million and $3.9 million from the sale of fixed maturity and equity securities, respectively, for the three months ended September 30, 2004, and $3.5 million and $2.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.

The Company realized net investment gains of $0.3 million and $0.6 million from the sale of fixed maturity and equity securities, respectively, for the three months ended September 30, 2003, and $0.4 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation.

          Other Income: Other income approximated $0.7 million for the three months ended September 30, 2004 and $2.0 million for the same period of 2003. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The decrease in other income is due primarily to reduced commissions earned on brokered personal lines business due to termination of certain brokering agreements.

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $68.4 million (86.1%) to $147.8 million for the three months ended September 30, 2004 from $79.4 million for the same period of 2003 and the loss ratio increased to 78.7% in 2004 from 54.1% in 2003. This increase in net loss and loss adjustment expenses and/or loss ratio was primarily due to:

•	A 28.0% growth in net earned premiums

•	Multiple hurricane events wherein:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	$38.4 million of hurricane catastrophe losses were incurred; and

•	The multiple hurricane events resulted in accelerating the recognition of $27.7 million (pre-tax) catastrophe reinsurance premium expense (which reduced net earned premiums) due to the utilization of certain of the catastrophe reinsurance coverages. The hurricane losses and associated accelerated catastrophe reinsurance premium expense contributed 31.8 percentage points to the combined ratio.

•	Reserve actions taken during the three months ended September 30, 2004 wherein the estimated gross and net unpaid loss and loss adjustment expenses for accident years 1997 through 2002 were increased by $46.3 million and $43.1 million, respectively, due principally to continued case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile liability coverages in the commercial lines segment.

These increases to the loss and loss adjustment expenses and/or loss ratio were offset in part by:

•	Reserve actions taken during the three months ended September 30, 2004 wherein:

•	The estimated gross and net unpaid loss and loss adjustment expenses for accident year 2003 were decreased by $22.7 million and $18.0 million, respectively, due principally to continued better than expected claim frequency primarily for general liability and commercial automobile coverages in the commercial lines segment.

•	The 2004 accident year ultimate loss ratio was decreased to recognize better than anticipated pricing and loss trends. This decrease in the 2004 accident year loss ratio resulted in a release of $34.9 million and $27.2 million of 2004 gross and net accident year reserves, respectively.

Additionally, during the three months ended September 30, 2004 and 2003, the Company ceded $30.7 million and $40.2 million of net earned premium, respectively, and $8.8 million and $21.3 million in net loss and loss adjustment expenses, respectively, pursuant to a quota share reinsurance agreement (see Premiums).

          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $15.4 million (37.1%) to $56.9 million for the three months ended September 30, 2004 from $41.5 million for the same period of 2003 and the expense ratio increased to 30.2% in 2004 from 28.3% in 2003. The increase was due primarily to the 28.0% growth in net earned premiums and, in part, due to: premium growth from the Company’s commercial automobile excess liability product which possesses higher acquisition costs relative to the Company’s other products; and the accelerated recognition of $27.7 million in catastrophe reinsurance expenses which reduced net earned premiums. This increase, and the increase in the expense ratio, was offset in part by increased ceding commissions earned and an increase in the ceding commission percentage earned under a quota share reinsurance agreement (see Premiums). For the three months ended September 30, 2004 and 2003 the Company ceded $30.7 million and $40.2 million, respectively, of net earned premium and earned $18.1 million and $16.3 million, respectively, in ceding commission.

          Other Operating Expenses: Other operating expenses decreased $1.0 million to $1.7 million for the three months ended September 30, 2004 from $2.7 million for the same period of 2003. The decrease is due primarily to decreased commissions paid on brokered personal lines business. (See Other Income)

          Income Tax Expense: The Company’s effective tax rate for the three months ended September 30, 2004 and 2003 was (68.2)% and 32.1%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Liquidity and Capital Resources

     For the nine months ended September 30, 2004, the Company’s investments experienced unrealized investment depreciation of $0.9 million, net of the related deferred tax benefit of $0.5 million. At September 30, 2004, the Company had total investments with a carrying value of $1,372.8 million, of which 91.1% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The collateralized mortgage, mortgage pass-through, and asset backed securities consist of amortized securities possessing favorable pre-payment and/or extension risk profiles. The remaining 8.9% of the Company’s total investments consisted primarily of publicly traded common stock securities.

     During the three months ended September 30, 2004, the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan, and Jeanne. The catastrophe losses primarily impacted the Company’s personal lines segment and, to a lesser extent, its commercial lines segment. The gross catastrophe loss and loss adjustment expense estimates as a result of these hurricanes is $604.8 million for the personal lines segment and $40.2 million for the commercial lines segment. With some areas of Florida having been affected multiple times due to the hurricanes, loss and loss adjustment expense estimates are still evolving due, in part, to the difficulty in making any precise estimates at this time of future remediation costs. Under the Company’s catastrophe reinsurance programs in place at the time of these hurricane events, the Company had a $3.5 million pre-tax per occurrence loss retention for its personal lines catastrophe losses and a $7.0 million pre-tax per occurrence loss retention for its commercial lines catastrophe losses. The Company estimates its net aggregate retention losses for the four hurricane events is $38.4 million.

     The Company’s catastrophe reinsurance program consists of its open market (“om”) program which has been placed principally with large reinsurers that are rated at least “A” (“Excellent”) by A.M. Best, a 15% quota share reinsurance arrangement, and the Florida Hurricane Catastrophe Fund (“FHCF”). Certain of the Company’s reinsurers have agreed to be billed and make payments to the Company based upon expected catastrophe claims payments to be made by the Company in the near future. Although the Company believes that it will collect all of its reinsurance recoverables, there can be no assurance as to this. The Company believes it will have adequate liquidity to pay the estimated hurricane catastrophe losses noted above. The Company’s estimated total reinsurance recoverables, reinsurance recoverables on paid, catastrophe reinsurance billings and reinsurance collections with respect to its catastrophe reinsurance programs as of September 30, 2004 for the above mentioned hurricane events is summarized in the table below.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

(In Millions)

Hurricane:	Charley		Frances		Ivan		Jeanne		Total
	FHCF	OM	FHCF	OM	FHCF	OM	FHCF	OM	FHCF	OM
Personal Lines Segment:
Total Estimated Loss and LAE Recoverables	$134.5	$67.2	$32.0	$82.7	$2.0	$8.5	$2.9	$261.1	$171.4	$419.5
Recoverable on Catastrophe Loss and LAE Paid	$88.0	$52.5	—	$13.8	—	—	—	—	$88.0	$66.3
Catastrophe Loss and LAE Billed to Reinsurers	$65.6	$59.8	—	$16.5	—	—	—	—	$65.6	$76.3
Catastrophe Loss and LAE Collected from Reinsurers	$23.9	$58.5	—	$11.4	—	—	—	—	$23.9	$69.9
Commercial Lines Segment:
Total Estimated Loss and LAE Recoverables	—	$9.9	—	$2.1	—	—	—	$4.3	—	$16.3
Recoverable on Catastrophe Loss and LAE Paid	—	—	—	—	—	—	—	—	—	—
Catastrophe Loss and LAE Billed to Reinsurers	—	$7.9	—	—	—	—	—	—	—	$7.9
Catastrophe Loss and LAE Collected from Reinsurers	—	$4.6	—	—	—	—	—	—	—	$4.6

     The Company produced net cash from operations of $257.7 million and $253.0 million, respectively, for the nine months ended September 30, 2004 and 2003. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the nine months ended September 30, 2004 was primarily generated from strong premium growth during the current year due to increases in the number of policies written and, to a lesser extent, price increases realized on renewal business. Net loss and loss expense payments were $201.6 million and $148.7 million, respectively, for the nine months ended September 30, 2004 and 2003. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

     Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At September 30, 2004 the insurance subsidiaries’ unused borrowing capacity was $194.2 million. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $36.8 million at September 30, 2004, bear interest at adjusted LIBOR, mature twelve months or less from inception and are collateralized by $53.1 million of the Company’s fixed maturity securities. The weighted-average interest rate on borrowings outstanding as of September 30, 2004 was 1.93%.

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

	SEPTEMBER 30, 2004
	EXPECTED MATURITY DATES							TOTAL
	(In thousands, except average interest rate)							FAIR
	2004	2005	2006	2007	2008	Thereafter	TOTAL	VALUE
FIXED MATURITIES AVAILABLE FOR SALE:
Principal Amount	$31,451	$148,818	$160,436	$99,261	$149,964	$613,730	$1,203,660	$1,248,014
Book Value	$30,244	$150,567	$162,676	$101,220	$152,183	$633,856	$1,230,746
Average Interest Rate	3.16%	3.44%	3.40%	3.99%	4.26%	4.08%	3.90%	3.56%
PREFERRED:
Principal Amount	—	$1,000	$3,000	—	—	$2,125	$6,125	$6,341
Book Value	—	$1,040	$3,168	—	—	$2,113	$6,321	—
Average Interest Rate	—	6.84%	6.40%	—	—	6.26%	6.43%	6.41%
SHORT-TERM INVESTMENTS:
Principal Amount	$91,002	—	—	—	—	—	$91,002	$91,002
Book Value	$91,002	—	—	—	—	—	$91,002	—
Average Interest Rate	1.79%	—	—	—	—	—	1.79%	1.79%
LOANS PAYABLE:
Principal Amount	$15,543	$21,238	—	—	—	—	$36,781	—
Average Interest Rate	1.94%	1.92%	—	—	—	—	1.93%	—

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

     An evaluation was performed by management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

     (b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except that: During the most recent fiscal quarter, the Company formed a reinsurance contract subcommittee to review, discuss and make appropriate conclusions with respect to the documentation requirements and the accounting for the Company’s reinsurance contracts. This reinsurance contract subcommittee is comprised of a senior member from each of the Company’s accounting, claims, actuarial and underwriting departments. A reinsurance manager recently joined the Company, whose responsibilities include acting as chairperson of the reinsurance contract subcommittee.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2004 are shown in the following table:

				(c) Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares That
				Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number		(b) Average	Announced	Under the
	of Shares		Price Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
July 1 – July 31	600	(1)	$25.35	—	—
					$24,700,000 (2)
August 1 – August 31	75	(1)	$47.41	—	—
					$24,700,000 (2)
September 1 – September 30	—	(1)	$—	—	—
					$24,700,000 (2)
Total	675

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and were repurchased by the Company upon the Employee’s termination.

(2)	The Company’s total stock purchase authorization which was publicly announced in August 1998, amounts to $55.0 million, of which $30.3 million has been utilized.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibits:

Exhibit No.	Description
10.1*	Gap Quota Share Reinsurance Contract effective as of April 1, 2004

10.2*	Casualty Excess of Loss Reinsurance contract effective January 1, 2004 (Preliminary Agreement). The participating reinsurers are ACE Tempest Re USA Inc., Allied World Assurance Company, American Re-Insurance Company and Liberty Mutual Insurance

10.3*	Casualty (Clash) Excess of Loss effective January 1, 2004

10.4*	Casualty Semi-Automatic Facultative Excess of Loss reinsurance binder with Berkley Insurance Company effective April 1, 2004

10.5*	Casualty Automatic Facultative certificate with B F Re Underwriters, LLC effective June 1, 2004. RE Philadelphia Insurance Companies certificate number 423004P1

10.6*	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Liberty American Insurance Company)

10.7*	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Mobile USA Insurance Company)

Exhibit No.	Description
10.8*	Excess Catastrophe Reinsurance Contract effective June 1, 2004 (Preliminary Agreement).

The participating reinsurers on the $10.0 million excess of $10.0 million in coverage are ACE Tempest Reinsurance LTD., AXIS Specialty Limited (Bermuda), Everest Reinsurance Company, GE Frankona Ruckversicherungs AG, Folksamerica Reinsurance Company, Munchener Ruckversicherungs — Gesellschaft, PXRE Reinsurance, Renaissance Reinsurance Limited (Bermuda), Swiss Reinsurance America, Swiss Re Underwriting Agency Inc., XL Re Limited (Bermuda), Aspen Insurance UK LTD., Syndicate #0033, Syndicate #0623, Syndicate #2623 and Syndicate # 2003 at varying levels of participation.

The participating reinsurers on the $20.0 million excess of $20 million in coverage are American Re Broker Market, AXIS Specialty Limited (Bermuda), Everest Reinsurance Company, Folksamerica Reinsurance Company, GE Frankona Ruckversicherungs , General Reinsurance Corporation, Munchener Ruckversicherungs - Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Renaissance Reinsurance Limited (Bermuda), Swiss Reinsurance America, Swiss Re Underwriting Agency Inc., Transatlantic Reinsurance Co., Aspen Insurance UK LTD., Syndicate #0033, Syndicate #0623, Syndicate #2623, and Syndicate # 2003 and XL Re Limited at varying levels of participation.

The participating reinsurers on the $25.0 million excess of $40.0 million in coverage are American Re Broker Market, Everest Reinsurance Company, Folksamerica Reinsurance Company, GE Frankona Ruckversicherungs , General Reinsurance Corporation, Hannover Re (Bermuda) Ltd., Munchener Ruckversicherungs - Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Swiss Reinsurance America, Transatlantic Reinsurance Co., Aspen Insurance UK LTD., Syndicate #0033 and Syndicate # 2003 and XL Re Limited at varying levels of participation.

The participating reinsurers on the $50.0 million excess of $65.0 million in coverage are American Re Broker Market, Folksamerica Reinsurance Company, GE Frankona Ruckversicherungs , Hannover Re (Bermuda) Ltd., Munchener Ruckversicherungs — Gesellschaft, PXRE Reinsurance, Swiss Reinsurance America, Swiss Re Underwriting Agency Inc., Tokio Millennium Re LTD, Transatlantic Reinsurance Co., Aspen Insurance UK LTD., Syndicate #0033 and Syndicate # 2003 and XL Re Limited at varying levels of participation.

Exhibit No.	Description
10.9*	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 (Preliminary Agreement).

The participating reinsurers on the $13.0 million excess of $7.0 million in coverage are Montpelier Reinsurance Ltd, Munchener Ruckversicherungs — Gesellschaft, Platinum Underwriters Re, PXRE Reinsurance, Sirius International Insurance Corp., Swiss Reinsurance America, Aspen Insurance UK LTD., Syndicate #2623, Syndicate #0566, Syndicate #0623, Syndicate #0780, Syndicate #0958, Syndicate #2001, Syndicate #2010 and Syndicate #2791 at varying levels of participation.

The participating reinsurers on the $15.0 million excess of $20 million in coverage are American Re Broker Market, General Reinsurance Corporation, Montpelier Reinsurance Ltd , Munchener Ruckversicherungs — Gesellschaft, Platinum Underwriters Re, PXRE Reinsurance, Sirius International Insurance Corp., Swiss Reinsurance America, Aspen Insurance UK LTD., Syndicate #2623, Syndicate #0566, Syndicate #0623, Syndicate #0780, Syndicate #0958, Syndicate #2001, Syndicate #2010, Syndicate #2488 and Syndicate #2791 at varying levels of participation.

The participating reinsurers on the $15.0 million excess of $35.0 million layer in coverage are American Re Broker Market, General Reinsurance Corporation, Hannover Re (Bermuda) Ltd, Montpelier Reinsurance Ltd, Munchener Ruckversicherungs — Gesellschaft, Platinum Underwriters Re, PXRE Reinsurance, Sirius International Insurance Corp., Swiss Re Underwriting Agency Inc., Aspen Insurance UK LTD., Syndicate #2623, Syndicate #0033, Syndicate #0566, Syndicate #0623, Syndicate #0780, Syndicate #2001 and Syndicate #2010 at varying levels of participation.

The participating reinsurers on the $40.0 million excess of $50.0 million in coverage are American Re Broker Market, Hannover Re (Bermuda) Ltd., Montpelier Reinsurance Ltd., Munchener Ruckversicherungs — Gesellschaft, Platinum Underwriters Re, Sirius International Insurance Corp., Tokio Millennium Re LTD, Syndicate #0033, Syndicate #0566, Syndicate #0780, Syndicate #2001 Syndicate #2010, Syndicate #2488 and Syndicate #2791 at varying levels of participation.

10.10*	$50 million excess of $90 million Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 (Preliminary Agreement). The participating reinsurers are AXA Re, Hannover Re (Bermuda), Montpelier Reinsurance Ltd., Munchener Ruckversicherungs – Gesellschaft, Sirius International Insurance Corp., Swiss Re Underwriting Agency Inc., Tokio Millennium Re LTD, Syndicate #0033 and Syndicate #2791 at varying levels of participation.

10.11*	Underlying Excess Catastrophe Coverage effective July 1, 2004 (Preliminary Agreement). The participating reinsurers are AXA Re, Everest Reinsurance Company, Transatlantic Reinsurance Company, Syndicate #0033, Syndicate #0623, Syndicate #2623 and Syndicate # 2020 at varying levels of participation.

10.12*	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004 (Preliminary Agreement). The participating reinsurer is AXIS Specialty Limited.

10.13*	Underlying Excess Catastrophe and Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004 (Preliminary Agreement). The participating reinsurer is Swiss Re Underwriting Agency Inc.

Exhibit No.	Description
10.14*	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract placement slip effective September 1, 2004. The participating reinsurers are Hannover Re (Bermuda) Ltd., Sirius International Insurance Corporation and Tokio Millennium Re LTD at varying levels of participation, in total equaling 50% of $50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance coverage.

10.15*	65% Florida Only Third and Fourth Catastrophe Event Reinsurance Contract (Preliminary Agreement) effective September 1, 2004. The participating reinsurers are ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Syndicate #2791, Sirius International Insurance Corporation at varying levels of participation, in total equaling 65% of Florida Only Third and Fourth Event Catastrophe Reinsurance coverage.

10.16*	35% Florida Only Third and Fourth Catastrophe Event Reinsurance Contract (Preliminary Agreement) effective September 2, 2004. The participating reinsurers are Renaissance Reinsurance Ltd and DaVinci Reinsurance Ltd at varying levels of participation, in total equaling 35% of Florida Only Third and Fourth Event Catastrophe Reinsurance coverage.

10.17*	Third Catastrophe Event Reinsurance Contract placement slip effective September 3, 2004. The participating reinsurers are Syndicate #0623, Syndicate #2623, Syndicate #0033, Syndicate #0958, Syndicate #2791 and Catlin Ins. Co. Ltd at varying levels of participation, in total equaling 50% of Third Event Catastrophe Reinsurance coverage.

10.18*	Third Catastrophe Event Reinsurance Contract effective September 3, 2004 (Preliminary Agreement). The participating reinsurers are Renaissance Reinsurance Ltd and DaVinci Reinsurance Ltd, at varying levels of participation, in total equaling 50% of Third Event Catastrophe Reinsurance coverage.

10.19*	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract placement slip effective September 3, 2004. The participating reinsurer is Swiss Re Underwriting Agency Inc. equaling 50% of $50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance coverage.

10.20*	$5 million excess of $190 million Florida Only Catastrophe Excess Reinsurance Contract placement slip effective September 10, 2004. The participating reinsurer is Hannover Re (Bermuda) Ltd.

10.21*	$45.0 million excess of $195 million Florida Only Catastrophe Excess Reinsurance Contract placement slip effective September 10, 2004. The participating reinsurers are American Re Broker Market, ACE Tempest Reinsurance LTD., AXIS Specialty Limited, Catlin Insurance Company LTD., Montpelier Reinsurance Ltd., Partner Re, Syndicate #0033, Syndicate #2003, Syndicate #2020, Syndicate #2791, Syndicate #2987 and Sirius International Insurance Corporation at varying levels of participation.

10.22*	$6.5 million excess of $3.5 million Florida Only Fifth Event Catastrophe Reinsurance placement slip effective September 24, 2004. The participating reinsurers are Syndicate #0557, Syndicate #0510, Syndicate #0570, Syndicate #2147, Syndicate #0780, Syndicate #2003, Syndicate #2010, Syndicate #4444, Syndicate #2987, Syndicate #0033, Syndicate #0958, Syndicate #2791, Syndicate #2001 and Syndicate #2020 at varying levels of participation.

31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.

Registrant

Date November 8, 2004	James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 8, 2004	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary, Treasurer
and Chief Financial Officer (Principal
Financial and Accounting Officer)