Form 10-K
period 2004-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2005-03-15
CIK 909109

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

YES: ☑    NO: ☐

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

YES: ☑    NO: ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 14, 2005 as reported on the NASDAQ National Market System, was $812,679,971. Shares of Common Stock held by each executive officer and director and by each person who is known by the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2005, Registrant had outstanding 22,811,875 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive Proxy Statement for Registrant’s 2005 Annual Meeting of Shareholders to be held April 28, 2005 are incorporated by reference in Part III.

PART I

Item 1. BUSINESS

GENERAL

          As used in this Annual Report on Form 10-K, (i) “Philadelphia Insurance” refers to Philadelphia Consolidated Holding Corp., (ii) the “Company” refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the “Insurance Subsidiaries” refers to Philadelphia Indemnity Insurance Company (“PIIC”), Philadelphia Insurance Company (“PIC”), Mobile USA Insurance Company (“MUSA”) and Liberty American Insurance Company (“LAIC”), collectively; (iv) “MIA” refers to Maguire Insurance Agency, Inc., a captive underwriting manager; (v) “MHIA” refers to Mobile Homeowners Insurance Agencies, Inc., a managing general agency; (vi) “Premium Finance” refers to Liberty American Premium Finance Company; and (vii) “PCHC Investment” refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984 as an insurance holding company. Liberty American Insurance Group, Inc., a Delaware insurance holding company, and its subsidiaries MUSA, LAIC, MHIA and Premium Finance, are sometimes referred to herein collectively as “Liberty”.

The Company’s core strategy consists of three major principles:

•	Adhering to an underwriting philosophy aimed at consistently generating underwriting profits through sound risk selection and pricing discipline.

•	Distributing products through a “mixed” marketing platform, combining direct sales, an extensive network of independent agents and a subset of this network, known as “preferred agents”, with whom the company has established special distribution arrangements.

•	Seeking to create value-added coverage and service features not found in typical property and casualty policies that the Company believes differentiates and enhances the marketability and appeal of its products relative to its competitors.

     During 2004, the Company continued its growth through adherence to its core principles of profitable underwriting, mixed marketing and specialization. 2004 gross written premiums increased 29.3% to $1,171.3 million. Premium growth was primarily attributable to the Company capitalizing on continuing turmoil in the property and casualty market, as well as better “brand” recognition with agents and brokers, its A+ (“Excellent”) A.M. Best Company rating (for PIIC and for PIC) and differentiated policy forms. The Company’s GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 89.6%, which was substantially lower than the combined ratio of the property and casualty industry as a whole. The Company’s combined ratio is inclusive of $46.7 million in net catastrophe losses ($659.8 million gross catastrophe losses) it experienced from the four hurricanes which made land fall in Florida during 2004. During 2004 total assets increased to $2.5 billion, and shareholders’ equity increased to $644.2 million.

INDUSTRY TRENDS

          A tumultuous environment has existed in the property and casualty insurance industry during the last few years due in large part to: the significant losses caused by the terrorists events of September 11, 2001; continued rating downgrades and insolvencies, and lower interest rates resulting in reduced investment income. Through 2003 these factors resulted in a general environment of rate increases and conservative risk selection. Increased reinsurance costs, to some extent, offset the benefits of these trends. The four destructive Florida hurricanes which made landfall within a six-week time period during 2004 had a significant impact on many property and casualty insurance companies. We were adversely impacted by the hurricanes with an estimated $659.8 million in gross losses and $46.7 million in net losses incurred principally in its personal lines segment.

          The industry appears to have rebounded steadily from the contraction of capacity caused by significant losses that resulted from the terrorist events of September 11, 2001. Also, the 2004 Florida hurricanes which, although significant, have not appeared to alter this trend. Industry loss ratios have improved to a level that has caused increased competition. Despite improved industry loss ratios, the current low interest rate environment limiting the investment income realized by insurance companies has mitigated the severity of price declines historically experienced by the industry in past transitions from hard markets to soft markets.

BUSINESS OVERVIEW AND STRATEGY

          The Company designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. The company targets markets and niches with specialized areas of demand, designing innovative policy features. The company believes this approach allows it to compete on coverage and customized solutions, rather than just price. Insurance products are distributed through a diverse multi-channel delivery system centered around the Company’s direct production underwriting organization. A select group of 133 “preferred agents” and a broader network of approximately 8,700 independent agents supplement the production underwriting organization, which consisted of 234 professionals located in 36 regional and field offices across the United States as of December 31, 2004.

          The Company’s commercial products include commercial multi-peril package insurance targeting specialized niches, including, among others, non-profit organizations, sports and recreation centers, homeowners’ associations, condominium associations, private, vocational and specialty schools, mental health facilities and day care facilities; commercial automobile insurance targeting the leasing and rent-a-car industries; property insurance for large commercial accounts such as shopping centers, business parks, hotels and medical facilities; and inland marine products targeting larger risks such as new builders’ risk and miscellaneous property floaters.

          The Company also writes select classes of professional liability and management liability products, as well as personal property and casualty products for the manufactured housing and homeowners’ markets.

          The Company maintains detailed systems, records and databases that enable the monitoring of its book of business in order to identify and react swiftly to positive or negative developments and trends. The Company is able to track performance, including loss ratios, by segment, product, region, state, producer and policyholder. Detailed profitability reports are produced and reviewed on a routine (primarily monthly) basis as part of the policy of regularly analyzing and reviewing the Company’s book of business.

          The Company maintains a local presence to more effectively serve its producer (independent agents and brokers) and customer base, operating through 12 regional offices and 24 field offices throughout the country, which report to the regional offices. These offices are staffed with marketers, field underwriters, accounts receivable and, in some cases, claim personnel, who interact closely with home office management in making key decisions. This approach allows the Company to adapt its marketing and underwriting strategies to local conditions and build value-added relationships with its customers and producers.

          The Company selects and targets industries and niches that require specialized areas of expertise where it believes it can grow business through creatively developing insurance products with innovative features specially designed to meet those areas of demand. The Company believes that these features are not included in typical property and casualty policies, enabling it to compete based on the unique or customized nature of the coverage provided.

Business Segments

          The Company’s operations are classified into three reportable business segments:

•	The Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile and specialty property and inland marine insurance products;

•	The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional liability and management liability insurance products; and

•	The Personal Lines Underwriting Group, which has underwriting responsibility for personal property and casualty insurance products for the manufactured housing and homeowners’ markets, principally in Florida.

          The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the gross written premiums for each of the Company’s business segments and the relative percentages that such premiums represented.

	For the Years Ended December 31,
	2004		2003		2002
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial Lines	$874,018	74.6%	$662,339	73.1%	$473,100	71.3%

Specialty Lines	184,419	15.7	154,105	17.0	110,176	16.6

Personal Lines	112,880	9.7	89,549	9.9	80,463	12.1

Total	$1,171,317	100.0%	$905,993	100.0%	$663,739	100.0%

Commercial Lines:

          Commercial Package: The Company has provided commercial multi-peril package policies to targeted niche markets for over 16 years. The primary customers for these policies include:

•	non-profit and social service organizations;

•	sports and recreation centers;

•	homeowners’ associations;

•	condominium associations;

•	private, vocational and specialty schools;

•	boat dealerships;

•	mobile home parks;

•	day care facilities;

•	mental health facilities;

•	amateur sports facilities;

•	bowling centers;

•	golf clubs; and

•	public entity.

          The package policies provide a combination of comprehensive liability, property and automobile coverage with limits of up to $1.0 million for casualty, $50.0 million for property, and umbrella limits on an optional basis up to $10.0 million. The Company believes its ability to provide professional liability and general liability coverages in one policy is advantageous and convenient to producers and policyholders.

          Commercial Automobile and Commercial Excess: The Company has provided primary, excess, contingent, interim and garage liability; physical damage; and property; to targeted markets for over 35 years. The primary customers for these policies include:

•	rental car companies;

•	leasing companies;

•	banks; and

•	credit unions.

     Specialty Property & Inland Marine: The Company has provided property and inland marine coverage to targeted markets for the past 5 years. The primary customers for these policies include:

•	shopping centers;

•	business parks;

•	medical facilities;

•	hotels and motels;

•	new construction (inland marine); and

•	builders risk.

Specialty Lines:

     The Company has provided management liability (directors and officers (D&O) liability, employment practices liability, fiduciary liability, kidnap and ransom, work place violence and internet liability) and errors and omissions (professional) to targeted classes of business for approximately 14 years. The professional liability products provide errors and omissions coverage primarily for:

•	lawyers;

•	accountants;

•	miscellaneous (marketing, management, computer, marriage/family counseling) consultants; and

•	excess liability.

The management liability products are offered to:

•	non-profit (501(c)(3) companies);

•	for-profit public and private companies; and

•	excess liability.

Personal Lines:

     The Company entered the personal lines property and casualty business through the acquisition of Liberty American Insurance Group, Inc. (“Liberty”) in 1999. This personal lines platform produces and underwrites specialized manufactured housing and homeowners’ property and casualty business principally in Florida, and to a lesser extent, in California and New Jersey. Liberty also produces and services federal flood insurance under the National Flood Insurance Program for both personal and commercial policyholders.

     Products offered include manufactured housing insurance for senior citizen retirees in “preferred” parks, a program for newly constructed manufactured homes on private property; a preferred homeowners’ program that targets newer homes valued between $100,000 and $375,000, and a homeowners’ program excluding wind exposure in Florida coastal counties. As a result of Florida’s increased number of seasonal residents during the winter months, approximately 50% of the in-park manufactured housing business is written in the first four calendar months of the year. Management expects that this seasonality will be less pronounced in 2005 and forward due to a planned shift in product mix which contemplates reducing manufactured housing product policies and increasing homeowners’ product policies. The Company plans to reduce its manufactured housing exposures by restricting new business and further limiting exposure concentrations. The preferred homeowner’s program underwriting criteria is being expanded to increase the maximum eligible home values from $375,000 to $750,000.

Geographic Distribution

     The following table provides the geographic distribution of direct earned premiums for all reportable business segments of the Company’s risks insureds, as represented by direct earned premiums for the year ended December 31, 2004. No other state accounted for more than 2% of total direct earned premiums for the year ended December 31, 2004. (dollars in thousands).

State	Direct Earned Premiums	Percent of Total
Florida	$205,941	19.5%
California	125,455	11.9
New York	92,413	8.8
Texas	53,696	5.1
Pennsylvania	48,939	4.6
Massachusetts	44,020	4.2
New Jersey	43,151	4.1
Illinois	38,240	3.6
Ohio	30,819	2.9
Other	372,478	35.3

Total Direct Earned Premiums	$1,055,152	100.0%

See Note 17 to the Company’s financial statements included with this Form 10-K for information concerning the revenues, net income and assets of the Company’s business segments.

Underwriting and Pricing

     The Company’s business segments are organized around its three underwriting divisions: Commercial Lines, Specialty Lines, and Personal Lines. Each underwriting division’s responsibilities include pricing, managing the risk selection process, and monitoring loss ratios by product insured.

     The Company attempts to adhere to conservative underwriting and pricing practices. The Company’s underwriting strategy is detailed in a document which is signed by each underwriting professional. Written underwriting guidelines are maintained and updated regularly for all classes of business underwritten and adherence to these underwriting guidelines is maintained through underwriting audits conducted by the Company. Product pricing levels are monitored utilizing a system which measures the aggregate price level of a book of business. This system assists management and underwriters to promptly recognize and respond to price deterioration. When necessary, the Company re-underwrites, sharply curtails or discontinues a product deemed to present unacceptable risks.

     The Commercial Lines Underwriting Group has underwriting responsibility for the Company’s commercial multi-peril package, commercial automobile and large property and inland marine products. The Group currently consists of 63 home office and 59 regional office underwriters who are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines home office underwriting unit is responsible for underwriting, auditing, servicing renewal business, and authorizing quotes for new business which are in excess of the regional office underwriters limits. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance for new business. The commercial lines underwriting group is under the immediate direction of Product Managers and Assistant Vice Presidents who report to the Vice Presidents of Commercial Lines Underwriting. Overall management responsibility for the book of business resides in the home office with the senior underwriting officers. The Company believes that its ability to deliver excellent service and build long lasting relationships is enhanced through its management structure.

     The Specialty Lines Underwriting Group has the underwriting responsibility for the errors and omissions and management liability products. The Group consists of 32 home office underwriters and underwriter trainees and 28 regional underwriters. These underwriters and underwriter trainees are supported by underwriting assistants and other policy administration personnel. The home office underwriting unit is responsible for underwriting, auditing and servicing renewal business, as well as an authority referral for the regional office underwriters for quoting new business. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance of new business. The Specialty Lines Group is managed by a Vice President who reports directly to the Chief Underwriting Officer.

     The Personal Lines Underwriting Group is located in Pinellas Park, Florida. The underwriting staff consists of 10 professionals who are under the direction of the Personal Lines Underwriting Vice President. Much of the underwriting function is automated through internet accessed rating software. Underwriting guidelines are embedded within this software which prohibit binding of accounts if a risk does not meet the underwriting guidelines. The Company has a proactive exposure distribution management system in place to aid in portfolio optimization. The risk portfolio is managed at a zip code level through the use of in-house software and external modeling tools. The Company inspects the properties for its new preferred homeowners program and manufactured homes on private property product.

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

Reinsurance

     The Company has entered into various reinsurance agreements for the purpose of limiting loss exposure and managing capacity constraints as described below:

     The Company’s casualty excess of loss reinsurance agreement (“Excess Treaty”) provides that the Company bears: the first $1.0 million primary layer of liability on each occurrence and the first $1.0 million layer of liability on umbrella risks for policies where the Company provides the first $1.0 million primary layer of coverage. Casualty, fidelity, professional liability and fiduciary liability risks in excess of $1.0 million up to $11.0 million are reinsured under the Excess Treaty which has been placed through a reinsurance broker. As of January 2005 the reinsurers participating on the Excess Treaty are Allied World Assurance Company, LTD, American Reinsurance Company, ACE Property and Casualty Insurance Company , and Liberty Mutual Insurance Company, with a pro rata participation of 25%, 30%, 20% and 25%, respectively. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for each casualty risk in excess of $11.0 million.

     The Company’s property excess of loss reinsurance treaty provides that the Company bears the first $2.0 million of loss on each risk with its reinsurers bearing two layers of loss up to $50.0 million on each risk. General Reinsurance Corporation provides limits of $8.0 million in excess of $2.0 million, and Swiss Reinsurance American Corporation, provides limits of $40.0 million in excess of $10.0 million. The Company also has automatic facultative excess of loss reinsurance with General Reinsurance Corporation for each property loss in excess of $50.0 million up to $100.0 million. To mitigate potential exposures to losses arising from terrorist acts, the Company has purchased per risk reinsurance coverage for terrorism with a $48.0 million aggregate policy limit for 2004. Under this reinsurance coverage the Company bears the first $2.0 million layer of loss on each risk and coverage.

     Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all lines of business on policies effective April 1, 2003 through December 31, 2003, and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 and through December 31, 2004. The Company received a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withheld the reinsurance premiums due the reinsurers reduced by the reinsurers’ expense allowance and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement allows for a profit commission to be paid to the Company upon commutation. Effective as of January 1, 2005 the Company entered into a Reinsurance Commutation and Release Agreement with respect to the 2003 quota share reinsurance agreement.

     The Company purchases property catastrophe reinsurance covering both its commercial and personal lines catastrophe losses. The Company’s primary catastrophe reinsurance program provides coverage for a one year period with a June 1 renewal date. For its personal lines catastrophe losses the Company’s reinsurance coverage is approximately $336.3 million in excess of the Company’s $3.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (the “FHCF”) provides on an aggregate basis for Mobile USA Insurance Company and Liberty American Insurance Company 90% coverage for approximately $194.5 million excess $52.4 million. Additionally, a 15% quota share reinsurance arrangement provides $24.7 million of the $336.3 million in coverage. Both the FHCF and the quota share arrangements inure to the benefit of the Company’s open-market catastrophe program. The coverage provided by the open-market catastrophe program (large reinsurers that are rated at least “A” (excellent) by A.M. Best Company) includes one mandatory reinstatement but the FHCF coverage does not reinstate. Since the FHCF coverage cannot be reinstated, the Company’s open-market program is structured such that catastrophe reinsurance coverage excess of the FHCF coverage will

“drop down” and fill in any portion of the FHCF coverage which has been utilized. The quota share reinsurance arrangement provides 15% coverage for catastrophe losses without limit. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss for its personal lines business, the 100 year storm event is estimated at $171.4 million and the 250 year storm event is estimated at $283.3 million. These loss estimates were calculated using the personal lines in-force exposures as of June 30, 2004.

     For its commercial lines catastrophe losses the company’s catastrophe reinsurance coverage is $108.0 million in excess of the Company’s $7.0 million per occurrence retention. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss for its commercial lines business, the 100 year storm event is estimated at $67.1 million and 250 year storm event is estimated at $108.0 million.

     The company also purchased reinstatement premium protection reinsurance contracts, effective July 1, 2004, which pay 100% of the reinstatement premium for the one mandatory reinstatement which the Company becomes liable to pay as a result of loss occurrences under both of its personal and commercial lines open-market catastrophe reinsurance programs.

     As a result of the four hurricanes which made landfall in Florida during August and September 2004, the Company purchased the following additional catastrophe reinsurance coverages during September and October 2004 to replace property catastrophe coverage which had been utilized. These agreements are effective through May 31, 2005.

•	Additional personal lines excess reinsurance coverage providing $50.0 million of catastrophe reinsurance coverage excess $140.0 million.

•	Third and fourth catastrophe event reinsurance coverage on the first four layers ($46.5 million excess the Company’s $3.5 million retention) of the personal lines catastrophe reinsurance program.

•	Third catastrophe event reinsurance coverage on the first two layers ($13.0 million excess the Company’s $7.0 million retention) of the commercial lines catastrophe reinsurance program.

•	Additional personal lines excess reinsurance coverage providing $50.0 million of catastrophe reinsurance coverage excess of $190.0 million.

•	Fifth event personal lines catastrophe reinsurance coverage which in the aggregate provides $6.5 million of catastrophe reinsurance coverage excess $3.5 million.

•	Additional personal lines excess reinsurance coverage providing $50.0 million of coverage excess of $240.0 million.

•	$50.0 million of coverage excess $140.0 million in excess $50.0 million otherwise recoverable which provides an additional $50.0 million of reinsurance coverage excess $140.0 million after the first $50.0 million of loss is recovered under the $50.0 million excess $140.0 million personal lines catastrophe program.

•	$40.0 million excess $50.0 million in excess $80.0 million otherwise recoverable which provides a third $40.0 million limit of reinsurance coverage after the $40.0 million in excess $50.0 million under the personal lines catastrophe program has been exhausted.

     The Company also has an excess casualty reinsurance agreement which provides an additional $18.0 million of coverage excess of a $2.0 million Company retention for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits. An errors and omissions insurance policy provides an additional $10.0 million of coverage with respect to these exposures.

     The Company seeks to limit the risk of a reinsurer’s default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company. Secondly, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. Finally, the Company typically does not write casualty policies in excess of $11.0 million or property policies in excess of $50.0 million.

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

     The Company distributes its products through its direct production underwriting organization, an extensive network of approximately 8,700 independent brokers and its “preferred agent” program. The Company’s most important distribution channel is its production underwriting organization. Although the Company has always written business directly, the production underwriting organization was established by the Company to stimulate new sales through independent agents. The production underwriting organization is currently comprised of 234 professionals located in 36 offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct prospecting, relationships with approximately 8,700 brokers have been formed, either because the broker has a preexisting relationship with the insured or has sought the Company’s expertise in one of its specialty products. This mixed marketing concept provides the Company with the flexibility to respond to changing market conditions and, when appropriate, shift its emphasis to different product lines to take advantage of opportunities as they arise. In addition, the production underwriting organization’s ability to gather market intelligence enables the rapid identification of soft markets and redeployment to firmer markets, from a product line or geographic perspective. The Company believes that its mixed marketing platform provides a competitive edge, not only in stable market conditions.

     The Company’s preferred agent program, in which business relationships are formed with brokers specializing in certain of the Company’s business niches, consisted of 133 preferred agents at year-end 2004. Preferred agents are identified by the Company based on productivity and loss experience, and receive additional benefits from the Company in exchange for meeting defined production and profitability criteria.

     The Company supplements its marketing efforts through affinity programs, trade shows, direct mailings, eflyers and national advertisements placed in trade magazines serving industries in which the Company specializes, as well as links to industry web sites. The Company has also enhanced its marketing with Internet-based initiatives, such as the Personal Lines Division’s “Liberty American In TouchSM” real-time policy inquiry system, which allows agents to view account data, process non-dollar endorsements, rate, quote and issue a policy over the Internet.

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

     The Company’s experienced staff of claims management professionals is assigned to dedicated claim units within specific niche markets. Each of these units receive supervisory direction and news, legislative and product development updates from the unit director. Claims management personnel have an average of approximately twenty years of experience in the industry. The dedicated claim units meet regularly to communicate changes within their assigned specialty. Staff within the dedicated claim units have an average of ten years experience in the industry.

     The claims department also maintains a Special Investigations Unit to investigate suspicious claims and to serve as a clearinghouse for information concerning fraudulent practices. The Special Investigations Unit works closely with a variety of industry contacts, including attorneys and investigators to identify fraudulent claims.

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

     As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in societal attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management’s estimates and judgments; as new data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. The Insurance Subsidiaries’ actuary provides the Companies with an annual statement of opinion for the statutory filings with regulators.

     The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated.

	As of and For the Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Unpaid loss and loss adjustment expenses at beginning of year	$481,495	$359,711	$250,134

Provision for losses and loss adjustment expenses for current year claims	440,989	314,609	239,834
Increase in estimated ultimate losses and loss adjustment expenses for prior year claims	35,126	44,568	27,599

Total incurred losses and loss adjustment expenses	476,115	359,177	267,433

Loss and loss adjustment expense payments for claims attributable to:
Current year	107,129	69,905	58,530
Prior years	178,762	167,488	99,326

Total payments	285,891	237,393	157,856

Unpaid loss and loss adjustment expenses at end of year (1)	$671,719	$481,495	$359,711

(1)	Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $324,948, $145,591 and $85,837 at December 31, 2004, 2003 and 2002, respectively.

     During 2004 the Company increased its estimated total gross and net ultimate losses and loss adjustment expenses, primarily for accident years 1997 through 2002, and decreased its estimated total gross and net ultimate losses and loss adjustment expenses for accident year 2003 by the following amounts:

(In millions)

	Gross Basis
	increase (decrease)
	Professional	General
	Liability	Liability	Commercial
Accident Year	Coverages	Coverages	Auto Coverages	Other	Total
2003	$9.4	$(20.9)	$(24.2)	$(1.8)	$(37.5)
2002	$22.4	$11.9	$8.4	$2.7	$45.4
2001	$17.3	$2.0	$2.4	$4.4	$26.1
2000 & Prior	$7.8	$2.3	$2.6	$0.6	$13.3

Calendar Year	$56.9	$(4.7)	$(10.8)	$5.9	$47.3

(In millions)

	Net Basis
	increase (decrease)
	Professional	General
	Liability	Liability	Commercial
Accident Year	Coverages	Coverages	Auto Coverages	Other	Total
2003	$2.4	$(13.1)	$(21.9)	$(1.7)	$(34.3)
2002	$16.8	$13.3	$10.2	$2.9	$43.2
2001	$7.9	$4.1	$2.8	$2.0	$16.8
2000 & Prior	$2.3	$0.4	$5.3	$1.4	$9.4

Calendar Year	$29.4	$4.7	$(3.6)	$4.6	$35.1

     The increase for accident years 1997 through 2002 is principally attributable to case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile coverages in the commercial lines segment. The decrease for accident year 2003 is principally attributable to better than expected claim frequency, primarily for general liability and commercial automobile coverages in the commercial lines segment.

     During 2003 the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:

- -	The Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $38.8 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. The increase in the estimated gross and net loss was a result of:

•	Adverse trends further deteriorating in both claims frequency and severity for leases expiring in 2003. During the second quarter of 2003, the Company engaged a consulting firm to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the study and subsequent evaluation by the Company, the Company changed its assumptions relating to future frequency and severity of losses, and increased the estimate for unpaid loss and loss adjustment expenses by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins and daily rental units being sold into the market earlier and in greater numbers than expected, further adding to the oversupply of used cars and the overall uncertain economic conditions.

•	The Company entering into an agreement with U.S. Bank, N.A. d/b/a Firstar Bank (“Firstar”) relating to residual value insurance policies purchased by Firstar from the Company. Under the terms of the agreement, the Company paid Firstar $27.5 million in satisfaction of any and all claims made or which could have been made by Firstar under the residual value policies. The Company increased the gross and net reserves for loss and loss adjustment expenses from $21.7 million to $27.5 million pursuant to this agreement.

- -	The Company increased its estimate for unpaid loss and loss adjustment expenses for non-residual value policies by $43.5 million ($30.8 million net of reinsurance recoverables), primarily for accident years 1999 to 2001, and decreased its estimate of the unpaid loss and loss adjustment expenses for such policies by $30.6 million ($25.0 million net of reinsurance recoverables) for the 2002 accident year. The increase in accident years 1999 to 2001 is principally attributable to:

•	$19.6 million ($13.7 million net of reinsurance recoverables) of development in claims made professional liability products as a result of case reserves developing greater than anticipated from the year-end 2002 ultimate loss estimate; $18.1 million ($11.1 million net of reinsurance recoverables) of development in the automobile and general liability coverages for commercial package products due to the frequency and severity of the losses developing beyond the underlying pricing assumptions; and $5.8 million ($6.0 million net of reinsurance recoverables) of development in the commercial automobile excess liability insurance and GAP commercial automobile products due to losses developing beyond the underlying pricing assumptions.

- -	The decrease in unpaid loss and loss adjustment expenses in accident year 2002 is principally attributable to:

•	$4.2 million ($4.7 million net of reinsurance recoverables) and $26.4 million ($20.3 million net of reinsurance recoverables) of favorable development in professional liability products and commercial package products, respectively, due to favorable loss experience as a result of favorable product pricing.

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

The Company also increased the liability for unpaid loss and loss adjustment expenses on the Commercial Automobile Excess Liability Insurance (“Excess Liability”) product sold to rental car companies (Commercial Lines Underwriting Segment) primarily for the 2000 and 2001 accident years by $6.9 million ($4.9 million net of reinsurance). As of December 31, 2001 the Company had estimated a total liability for unpaid loss and loss adjustment expenses for the Excess Liability policies issued in these years of $23.0 million ($21.6 million net of reinsurance). Excess Liability provides automobile liability coverage in excess of the state mandated limits which are provided by the rental car company. During the third quarter of 2002, pursuant to a routine underwriting review focusing on price adequacy and loss experience, the Company non-renewed a significant Excess Liability customer as a result of an unacceptable underwriting risk profile. This adverse loss development was primarily due to pricing inadequacy and the adverse loss experience of this customer. Additionally, the Company has experienced a delay in both the reporting of claims and the claim litigation discovery process as a result of this policyholder and another Excess Liability policyholder filing for bankruptcy protection during the third quarter 2002 and fourth quarter 2001, respectively.

The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1994 through 2004. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate may change as more information becomes known about the frequency and severity of claims for individual years.

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
	(Dollars in Thousands)
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES, AS STATED	$53,595	$68,246	$85,723	$108,928	$136,237	$161,353	$195,464	$250,134	$359,711	$481,496	$671,719

Cumulative Paid as of:

1 year later	12,390	15,214	22,292	26,870	43,769	60,922	70,757	99,325	167,489	178,762
2 years later	23,139	31,410	38,848	56,488	84,048	109,092	131,649	211,851	291,325
3 years later	33,511	40,637	52,108	80,206	115,900	144,435	213,286	277,783
4 years later	38,461	47,994	63,738	95,047	131,062	201,779	247,298
5 years later	42,366	51,806	69,116	99,755	151,753	217,677
6 years later	43,860	53,198	70,779	106,915	158,158
7 years later	44,243	53,701	73,939	110,194
8 years later	44,627	55,541	74,496
9 years later	45,902	55,517
10 years later	45,921

Unpaid Loss and Loss Adjustment Expenses re-estimated as of End of Year:

1 year later	52,671	67,281	84,007	105,758	135,983	163,896	208,899	277,733	404,279	516,622
2 years later	52,062	66,061	81,503	103,513	138,245	177,782	232,582	334,802	473,680
3 years later	51,149	63,872	76,348	104,712	146,679	196,735	274,166	361,052
4 years later	49,805	59,085	73,992	109,061	151,077	228,082	283,619
5 years later	47,366	56,673	75,672	107,796	163,657	230,391
6 years later	45,797	55,861	74,645	110,845	164,272
7 years later	45,245	55,439	75,272	111,582
8 years later	44,878	55,606	74,982
9 years later	45,764	55,552
10 years later	45,705

Cumulative Redundancy (Deficiency)
Dollars	$7,890	$12,694	$10,741	$(2,654)	$(28,035)	$(69,038)	$(88,155)	$(110,918)	$(113,969)	$(35,126)
Percentage	14.7%	18.6%	12.5%	(2.4)%	(20.6)%	(42.8)%	(45.1)%	(44.3)%	(31.7%)	(7.3%)

(1)	Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $324,948, $145,591, $85,837, $52,599, $42,030, $26,710, $16,120, $13,502, $10,919, $9,440, and $5,580 at December 31, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, and 1994, respectively.

(2)	1998 Unpaid Loss and Loss Adjustment Expenses, as stated, adjusted to include $1,207 unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

(3)	The Company maintains its historical loss records net of reinsurance, and therefore is unable to conform the presentation of this table to the financial statements.

     The cumulative redundancy (deficiency) represents the aggregate change in the reserve estimated over all prior years, and does not present accident year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

     The unpaid loss and loss adjustment expense of the Insurance Subsidiaries, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company’s financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance, whereas under GAAP these amounts are reported without giving effect to reinsurance. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote (1) on Page 13 for amounts). There is no effect on net income or shareholders’ equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

Operating Ratios

Statutory Combined Ratio

     The statutory combined ratio, which is the sum of (a) the ratio of loss and loss adjustment expenses incurred to net earned premiums (loss ratio) and (b) the ratio of policy acquisition costs and other underwriting expenses to net written premiums (expense ratio), is the traditional measure of underwriting profit and loss for insurance companies. If the combined ratio is below 100%, an insurance company has an underwriting profit, and if it is above 100%, the insurer has an underwriting loss.

     The following table reflects the consolidated loss, expense and combined ratios of the Insurance Subsidiaries, together with the property and casualty industry-wide combined ratios after policyholders’ dividends.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Loss Ratio	61.5%	63.1%	63.5%	60.7%	57.8%
Expense Ratio	27.2%	27.2%	28.0%	31.2%	31.3%

Combined Ratio	88.7%	90.3%	91.5%	91.9%	89.1%

Industry Statutory Combined Ratio, after Policyholders’ Dividends	97.6%	100.1%	107.4%	115.9%	110.4%

	(1)	(2)	(2)	(2)	(2)

(1)	Source: A.M. Best Company “Review/Preview” January 2005 (Estimated 2004).

(2)	Source: A.M. Best Company “Review/Preview” January 2005

Premium-to-Surplus Ratio:

     While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities regard this ratio as an important indicator as to an insurer’s ability to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners (the “NAIC”) provide that an insurer’s net written premium-to-surplus ratio is satisfactory if it is below 3 to 1.

     The following table sets forth, for the periods indicated, net written premiums to surplus as regards policyholders for the Insurance Subsidiaries (statutory basis):

	As of and For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Net Written Premiums	$919,152	$601,253	$523,962	$333,817	$263,637
Surplus as Regards Policyholders	$503,657	$415,900	$312,626	$280,960	$193,292
Premium to Surplus Ratio	1.8 to 1.0	1.5 to 1.0	1.7 to 1.0	1.2 to 1.0	1.4 to 1.0

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

     At December 31, 2004, the Company had total investments with a carrying value of $1,428.2 million, and 91.0% of the Company’s total investments were fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, asset backed securities, mortgage pass-through securities and collateralized mortgage obligations, with a weighted average quality of “AAA”. The asset backed, mortgage pass-through and collateralized mortgage obligation securities are amortizing securities possessing favorable prepayment risk and/or extension profiles. The remaining 9.0% of the Company’s total investments consisted primarily of publicly-traded common stocks.

     The following table sets forth information concerning the composition of the Company’s total investments at December 31, 2004:

		Estimated		Percent of
		Market	Carrying	Carrying
	Amortized Cost	Value	Value	Value
	(Dollars in Thousands)
Fixed Maturities:
Obligations of States and Political Subdivisions	$617,464	$626,592	$626,592	43.9%
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	62,929	62,669	62,669	4.4
Corporate and Bank Debt Securities	218,434	219,269	219,269	15.3
Asset Backed Securities	96,029	97,056	97,056	6.8
Mortgage Pass-Through Securities	229,623	231,610	231,610	16.2
Collateralized Mortgage Obligations	62,615	62,508	62,508	4.4
Equity Securities	110,601	128,447	128,447	9.0

Total Investments	$1,397,695	$1,428,151	$1,428,151	100.0%

     At December 31, 2004, approximately 99.4% of the Insurance Subsidiaries’ fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated “1” (“highest quality”) or “2” (“high quality”) by the NAIC.

     The cost and estimated market value of fixed maturity securities at December 31, 2004, by remaining original contractual maturity, is set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

	Amortized Cost	Estimated Market Value
	(Dollars in Thousands)
Due in one year or less	$74,930	$75,089
Due after one year through five years	293,054	294,265
Due after five years through ten years	263,826	266,441
Due after ten years	267,017	272,735
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	388,267	391,174

Total	$1,287,094	$1,299,704

     Investments of the Insurance Subsidiaries must comply with applicable laws and regulations which prescribe the type, quality and diversification of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, secured obligations, preferred and common equity securities, real estate mortgages and real estate.

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

     The regulations and any actions taken by the state insurance departments, may affect the cost or demand for the Company’s products and may present impediments to obtaining rate increases or taking other actions to increase profitability. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Company does not have the requisite licenses and approvals, or does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend the Company from carrying on some or all of its activities. In light of several recent significant property and casualty insurance company insolvencies, it is possible that assessments paid to state guaranty funds may increase. Because the Insurance Subsidiaries are domiciled in Pennsylvania and Florida, the Pennsylvania Department of Insurance and the Florida Office of Insurance Regulation have primary authority over the Company.

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

     Under the Florida statute, a majority of the directors of a Florida insurer must be citizens of the United States. In addition, no Florida insurer may make any contract whereby any person is granted or is to enjoy in fact the management of the insurer to the substantial exclusion of its board of directors or to have the controlling or preemptive right to produce substantially all insurance business for the insurer, unless the contract is filed with and approved by the Florida Office of

Insurance Regulation. A Florida insurer must give the Department written notice of any change of personnel among the directors or principal officers of the insurer within 45 days of such change. The written notice must include all information necessary to allow the Department to determine that the insurer will be in compliance with state statutes.

     Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under Pennsylvania and Florida insurance laws. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $257.5 million at December 31, 2004. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $58.6 million of dividends in 2005 without obtaining prior approval from the Pennsylvania Insurance Department or Florida Office of Insurance Regulation. During 2004 the insurance subsidiaries did not pay any dividends.

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

     Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer’s domiciliary insurance department, and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders’ surplus of each of the Insurance Subsidiaries at December 31, 2004 is in excess of the minimum prescribed risk-based capital requirements.

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

     Mold Contamination: The property-casualty insurance industry experienced an increase in claim activity in the last few years pertaining to mold contamination. Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. The Company will closely monitor litigation trends in 2005, and continue to review relevant insurance policy exclusion language. The Company has experienced an immaterial impact from mold claims and attaches a mold exclusion to policies where applicable.

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

     Certain Legislative Initiatives and Developments: A number of new, proposed or potential legislative or industry developments could further increase competition in the insurance industry. These developments include:

•	the enactment of the Gramm-Leach-Bliley Act of 1999 (which permits financial services companies such as banks and brokerage firms to engage in the insurance business), which could result in increased competition from new entrants to the Company’s markets;

•	the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas; and

•	changing practices caused by the Internet, which have led to greater competition in the insurance business.

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

     Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002, enacted on July 30, 2002, presents a significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies. The Act, in part, sets forth requirements for certification by company CEOs and CFOs of certain reports filed with the SEC, disclosures pertaining to the adoption of a code of ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer’s financial statements. It also requires stronger guidance for development and evaluation of internal control procedures, as well as provisions pertaining to a company’s audit committee and other committees of the board of directors.

Competition

     The Company competes with a large number of other companies in its selected lines of business, including major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of these competitors have greater financial and marketing resources than the Company. Profitability could be adversely affected if business is lost due to competitors offering similar or better products at or below the Company’s prices. In addition, a number of new, proposed or potential legislative or industry developments could further increase competition. New competition from these developments could cause the demand for the Company’s products to fall, which could adversely affect profitability.

     The current business climate remains competitive from a solicitation standpoint. The Company will “walk away”, if necessary, from writing business that does not meet established underwriting standards and pricing guidelines. Management believes though that the Company’s mixed marketing strategy is a strength in that it provides the flexibility to quickly deploy the marketing efforts of the Company’s direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company’s production underwriters have established relationships with approximately 8,700 brokers, thus facilitating a regular flow of submissions.

Employees

     As of February 22, 2005, the Company had 997 full-time employees and 46 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company’s relations with its employees are generally excellent.

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

Item 2. PROPERTIES

The Company leases certain office space at One Bala Plaza, Bala Cynwyd, PA which serves as its headquarters location, and also leases 36 offices for its field marketing organization.

Item 3. LEGAL PROCEEDINGS

The Company is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common stock, no par value, trades on The Nasdaq Stock Market under the symbol “PHLY”. As of February 25, 2005, there were 566 holders of record and 9,391 beneficial shareholders of the Company’s common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

	2004		2003
Quarter	High	Low	High	Low
First	61.360	45.700	38.700	28.571
Second	60.750	52.610	41.050	35.550
Third	60.290	52.400	46.270	38.000
Fourth	68.860	48.970	52.730	45.000

The Company did not declare cash dividends on its common stock in 2004 or 2003, and currently intends to retain its earnings to enhance future growth. Any future payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions and legal and regulatory restrictions.

As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company’s insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Item 7.-Liquidity and Capital Resources and Note 2 to the Consolidated Financial Statements).

(b) During the three years ended December 31, 2004, the Company did not sell any of its securities which were not registered under the Securities Act of 1933.

(c) The Company’s purchases of its common stock during the fourth quarter of 2004 are shown in the following table:

				(c) Total Number of
				Shares Purchased as	(d) Approximate Dollar
				Part of Publicly	Value of Shares That May
	(a) Total Number of Shares		(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased		Paid per Share	Programs	the Plans or Programs
October 1 – October 31	—	(1)	$—	—	$45,000,000	(2)

November 1 – November 30	100	(1)	$34.02	—	$45,000,000	(2)

December 1 – December 31	108	(1)	$47.41	—	$45,000,000	(2)

Total	208

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and were repurchased by the Company upon an employee’s termination.

(2)	The Company’s total stock purchase authorization which was publicly announced in August 1998, amounts to $75.3 million, of which $30.3 million has been utilized.

Item 6. SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	(In Thousands, Except Share and Per Share Data)
	2004	2003	2002	2001	2000
Operations and Comprehensive Income Statement Data:
Gross Written Premiums	$1,171,317	$905,993	$663,739	$473,565	$361,872
Gross Earned Premiums	$1,062,057	$789,498	$555,485	$421,063	$328,350
Net Written Premiums	$914,532	$602,300	$519,707	$337,281	$263,429

Net Earned Premiums	$770,248	$574,518	$417,722	$299,557	$227,292
Net Investment Income	43,490	38,806	37,516	32,426	25,803
Net Realized Investment Gain (Loss)	761	794	(3,371)	3,357	11,718
Other Income	4,357	5,519	911	587	8,981

Total Revenue	818,856	619,637	452,778	335,927	273,794

Net Loss and Loss Adjustment Expenses	476,115	359,177	267,433	179,655	131,304
Acquisition Costs and Other Underwriting Expenses	214,369	162,912	129,918	97,020	75,054
Other Operating Expenses	9,439	7,822	6,372	6,841	14,679

Total Losses and Expenses	699,923	529,911	403,723	283,516	221,037

Minority Interest: Distributions on Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust (1)	—	—	—	2,749	7,245

Income Before Income Taxes	118,933	89,726	49,055	49,662	45,512
Total Income Tax Expense	35,250	27,539	15,302	16,851	14,742

Net Income	$83,683	$62,187	$33,753	$32,811	$30,770

Weighted-Average Common Shares Outstanding	22,154,820	21,908,788	21,611,053	16,528,601	12,177,989
Weighted-Average Share Equivalents Outstanding	1,152,033	751,600	682,382	656,075	2,411,552

Weighted-Average Shares and Share Equivalents Outstanding	23,306,853	22,660,388	22,293,435	17,184,676	14,589,541

Basic Earnings Per Share	$3.78	$2.84	$1.56	$1.99	$2.53

Diluted Earnings Per Share	$3.59	$2.74	$1.51	$1.91	$2.11

Year End Financial Position:
Total Investments and Cash and Cash Equivalents	$1,623,647	$1,245,994	$950,861	$723,318	$487,028
Total Assets	2,485,656	1,870,941	1,358,334	1,019,974	730,464
Unpaid Loss and Loss Adjustment Expenses	996,667	627,086	445,548	302,733	237,494

Minority Interest in Consolidated Subsidiaries (2)	—	—	—	—	98,905
Total Shareholders’ Equity	644,157	545,646	477,823	430,944	182,325
Common Shares Outstanding	22,273,917	22,007,552	21,868,877	21,509,723	13,431,408

Insurance Operating Ratios (Statutory Basis):
Net Loss and Loss Adjustment Expenses to Net Earned Premiums	61.5%	63.1%	63.5%	60.7%	57.8%
Underwriting Expenses to Net Written Premiums	27.2%	27.2%	28.0%	31.2%	31.3%

Combined Ratio	88.7%	90.3%	91.5%	91.9%	89.1%

	A+	A+	A+	A+	A+
A.M. Best Rating (3)	(Superior)	(Superior)	(Superior)	(Superior)	(Superior)

(1)	Amount represents cash distributions related to Trust Originated Preferred Securities that were issued on May 5, 1998.

(2)	Minority Interest amount represents mandatorily redeemable preferred securities of a consolidated subsidiary trust. The trust solely held debentures issued by the Company.

(3)	As of September 30, 2004, the Company’s four insurance subsidiaries were rated A+ (Superior) by A.M. Best Company. Effective October 1, 2004, the Company’s four insurance subsidiaries entered into a new intercompany reinsurance pooling arrangement. Two of the Company’s insurance subsidiaries, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company, entered into an intercompany reinsurance pooling arrangement which includes substantially all the Company’s commercial and specialty lines business. The Company’s two other insurance subsidiaries, Mobile USA Insurance Company and Liberty American Insurance Company, also entered into an intercompany reinsurance pooling arrangement which substantially includes all the Company’s personal lines segment business. As a result of this arrangement, A.M. Best Company assigned an A- (Excellent) rating to these two companies. The rating of Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company remained at A+.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Overview

     The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select markets or niches. The Company’s operations are classified into three reportable business segments which are organized around its three underwriting divisions: The Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile and specialty property and inland marine insurance products; The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional and management liability insurance products; and The Personal Lines Group, which has responsibility for personal property and casualty insurance products for the manufactured housing and homeowners markets. The Company operates solely within the United States through its 12 regional and 24 field offices.

     The Company generates most of its revenues through the sale of commercial and personal property and casualty insurance policies. The commercial insurance policies are sold through the Company’s five distribution channels which include direct sales, retail insurance agents/open brokerage, wholesalers, preferred agents and the Internet. The Company believes that consistency in its field office representation has created excellent relationships with local insurance agencies across the country. The personal insurance policies are almost exclusively sold over the Internet via the Company’s proprietary In-Touch system.

     The Company also generates revenue from its investment portfolio, which approximated $1.5 billion at December 31, 2004 and generated $51.2 million in gross pre-tax investment income during 2004. The Company utilizes external independent professional investment managers with the objective of realizing relatively high levels of investment income while generating competitive after-tax total rates of return within duration and credit quality targets.

     Management measures the results of operations through monitoring certain measures of growth and profitability, including, but not limited to: number of policies written, pricing, risk selection, loss ratio (sum of net loss and loss adjustment expenses divided by net earned premiums) and expense levels.

     Although further premium rate increases were realized during 2004, the increases moderated from those realized in 2003. The increases resulted primarily from the significant property and casualty industry losses as a result of the tragic terrorist attacks of September 11, 2001, lower interest rates, and diminished risk capacity.

     During 2004, the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne. These catastrophe losses, as noted in the table below, impacted both the Company’s personal and commercial lines segments. Loss estimates may still change in the future due in part to the number of claims which have not yet been completely remediated or for which the property covered by the claim has not been repaired.

	8/13/04	9/5/04	9/15/04	9/25/04
Date of Event:	Charley	Frances	Ivan	Jeanne	Total
Hurricane:	(In millions)
Gross Loss and Loss Adjustment Expense Estimates:

Personal Lines Segment	$208.2	$191.5	$16.3	$202.3	$618.3
Commercial Lines Segment	19.2	11.4	3.4	7.5	41.5

Total	$227.4	$202.9	$19.7	$209.8	$659.8

     Under the Company’s catastrophe reinsurance programs in place for these hurricanes, the Company had a $3.5 million pre-tax per occurrence loss retention for its personal lines catastrophe losses and a $7.0 million pre-tax per occurrence loss retention for its commercial lines catastrophe losses. The Company’s loss retention by hurricane is summarized in the table below:

	Charley	Frances	Ivan	Jeanne	Total
Hurricane:	(In millions)
Net Loss and Loss Adjustment Expense Estimates:

Personal Lines Segment	$3.5	$3.5	$3.5	$3.5	$14.0
Commercial Lines Segment	7.0	7.0	3.4	7.0	24.4

Total	$10.5	$10.5	$6.9	$10.5	$38.4

     The Company revised its original estimates as of December 31, 2004 for gross losses due to Hurricanes Charley, Frances, Ivan and Jeanne as noted below (in millions):

Hurricane:	Charley	Frances	Ivan	Jeanne	Total
Change in gross loss estimate Increase (Decrease)	$5.3	$75.5	$2.3	<$68.9>	$14.2

     The higher loss estimate for Hurricane Frances, which, when combined with the aggregate loss estimates for Hurricanes Charley and Jeanne, resulted in $8.3 million of Hurricane Jeanne losses to be in excess of the aggregate $80.0 million coverage limit available on the $40.0 million excess $50.0 million loss layer of the Company’s catastrophe reinsurance program. This $8.3 million of losses is in addition to the Company’s per occurrence loss retention under its catastrophe reinsurance program. The additional $8.3 million in Hurricane Jeanne losses reduced net income for the fourth quarter 2004 by $5.4 million.

     Based upon the current catastrophe loss estimates, recoveries for Hurricane Frances are approaching the limit of the Company’s catastrophe reinsurance program. Catastrophe reinsurance recoveries available to the Company for development on Hurricane Frances beyond current estimates are dollar for dollar for approximately the next $3.5 million of additional increase in catastrophe losses, and 34% of the next $50.0 million of additional increase in catastrophe losses. Because of the interaction of the Florida Hurricane Catastrophe Fund (FHCF) and the Company’s open market reinsurance program, development on Hurricane Charley would reduce the coverage limit available from the FHCF for Hurricane Frances. Additionally since the hurricane losses currently exceed the aggregate $80.0 million coverage limit available on the $40.0 million excess $50.0 million coverage loss layer of the Company’s catastrophe reinsurance program, each dollar of additional development on Hurricane Charley in this layer would diminish coverage available for Hurricane Jeanne losses and result in approximately an additional $.085 of losses being retained by the Company.

     Due to the multiple hurricane events the Company purchased additional reinsurance coverages to supplement the original catastrophe reinsurance coverage in 2004 which was utilized. These multiple hurricane events resulted in accelerating the recognition of $26.0 million in catastrophe reinsurance premium expense as a result of utilizing certain of the catastrophe reinsurance coverages. Of this $26.0 million in accelerated reinsurance premium expense, $10.3 million of the accelerated premium expense was attributable to the additional reinsurance coverages which were purchased.

     As a result of the active 2004 hurricane season there have been a small number of insurers that have announced their intention to either withdraw from the Florida Marketplace or reduce homeowners and related product writings. The Company doesn’t believe these events will have a material impact on its marketing plan. However, the Company plans to shift its product mix by reducing manufactured housing product policies and increasing homeowners’ product policies. The Company plans to reduce its manufactured housing exposures by restricting new business and further limiting exposure concentrations. Although one Florida Company has declared insolvency as a result of losses incurred during the 2004 hurricane season, the Company is not aware of any pending assessment from the Florida Insurance Guarantee Association (“FIGA”) to pay for losses resulting from the insolvency. Any assessment from FIGA is recoverable through policy surcharges. Additionally, Citizens Property Insurance Company (“CPIC”) is the Florida market mechanism for homeowners’ coverage. CPIC experienced significant losses from the 2004 hurricanes and has indicated the possibility of an assessment. As of this date no assessment has been levied, and any such CPIC assessment will be recoverable through policy surcharges.

     Gross written premium growth was strong during 2004 across all the Company’s business segments with in-force policy counts increasing 14.7%, 30.0% and 16.0% for the commercial, specialty and personal lines segments, respectively. Weighted average premium rate increases on renewal business approximated 2.2%, 2.7% and 7.1% for the commercial, specialty and personal lines segments, respectively.

	Commercial	Specialty	Personal
($’s in millions)	Lines	Lines	Lines	Total
2004 Gross Written Premium	$874.0	$184.4	$112.9	$1,171.3
2003 Gross Written Premium	$662.4	$154.1	$89.5	$906.0
Percentage Increase	32.0%	19.7%	26.1%	29.3%

2004 Weighted Average Premium Rate Increase on Renewal Business	2.2%	2.7%	7.1%
2003 Weighted Average Premium Rate Increase on Renewal Business	4.3%	10.2%	9.4%

     The Company believes its core strategy of adhering to an underwriting philosophy of sound risk selection and pricing discipline, a mixed marketing platform for its product distribution and the creation of value added features not typically found in property and casualty products have also contributed to generating premium growth above industry averages, as well as enabling the Company to produce combined ratios (the sum of net loss and loss adjustment expenses and acquisition costs and other underwriting expenses, divided by net earned premiums) well below industry averages.

     The GAAP combined ratio for the year ended December 31, 2004 was 89.6%, which, once again, was substantially lower than the property and casualty industry as a whole. Included in the 2004 calendar year net loss and loss adjustment expenses was $35.1 million of prior accident year development. The following table illustrates the 2004 calendar year and accident year loss ratios by segment.

	Commercial	Specialty	Personal	Weighted
	Lines	Lines	Lines	Average
2004 calendar year net loss and loss adjustment expense ratio	49.5%	92.2%	220.8%	61.8%

2004 accident year net loss and loss adjustment expense ratio	49.0%	70.0%	208.4%	57.2%

In October, 2004, the New York Attorney General’s office filed a complaint in New York state court against Marsh & McClennan Companies, Inc. (“Marsh”), the nation’s largest insurance broker. The complaint accuses Marsh of participating in bid-rigging schemes and improper disclosure to its customers of the fact that Marsh was receiving contingent commissions from insurers which issued insurance policies to such customers. These commissions are based on the volume and/or profitability of business placed by Marsh. The complaint also asserted that a number of insurers engaged in bid rigging. Shortly after this complaint was filed, Marsh and a number of the insurers named in the complaint publicly announced that they would be terminating their contingent commission arrangements. Marsh has agreed to pay a significant amount in settlement of the matters referred to in the complaint.

     The Pennsylvania Insurance Department and insurance regulatory agencies in other states are currently reviewing this practice. One or more of such agencies may in the future issue regulations concerning the payment of contingent commissions and/or the disclosure thereof to customers. In 2004, the Company, as well as many other Pennsylvania domiciled insurance companies, received an inquiry from the Pennsylvania Insurance Department requesting information concerning compensation and other arrangements with our brokers and agents, and the Company has responded to that inquiry.

     Insurance regulatory agencies are likely to impose requirements on the insurance industry with respect to the payment of contingent commissions and/or the disclosure of contingent commissions to customers and proposed customers. If these requirements are imposed, they may impact the manner in which the Company compensates its brokers and may have an impact on the Company’s business. In November 2004, the National Association of Insurance Commissioners Executive Task Force on Broker Activities proposed model legislation that would impose disclosure requirements on brokers, and would require brokers to obtain the insured’s written consent before receiving compensation from an insurance company for the same transaction.

     The California and Oregon Insurance Departments have also proposed new regulations which would require disclosure of brokerage fees to customers, and would require brokers to advise clients regarding the best available insurer.

     The Company has arrangements with approximately 56 agents and 77 brokers (collectively “Preferred Agents”) under which the Company pays profit share based on the profitability to the Company of business placed by these Preferred Agents with the Company. Approximately 25% of the Company’s gross written premiums are produced through Preferred Agents with which the Company has profit share arrangements. It is possible that the filing of the complaint against Marsh and the settlement thereof and/or future legislation, regulations and/or case law could affect these arrangements. The Company is not able at this time to predict the impact of such matters, if any, on the Company.

     As of September 30, 2004, the Company’s four insurance subsidiaries participated in an intercompany reinsurance pooling agreement and were rated “A+” (Superior) by A.M. Best Company. According to A.M. Best Company, companies rated “A+” (Superior) have, on balance, superior financial strength, operating performance and market profile, when compared to the standards established by A.M. Best Company, and have a very strong ability to meet their ongoing obligations to policyholders. Effective October 1, 2004 the Company’s four insurance subsidiaries entered into a new intercompany reinsurance pooling arrangement. The Company’s insurance subsidiaries, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company, entered into an intercompany reinsurance pooling arrangement which includes substantially all the Company’s commercial and specialty lines business. The Company’s two other insurance subsidiaries, Mobile USA Insurance Company and Liberty American Insurance Company, also entered into an intercompany reinsurance pooling arrangement which substantially includes all the Company’s personal lines segment business. As a result of this arrangement, A.M. Best Company assigned an “A–” (Excellent) rating to these two companies. The rating of Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company remained at “A+”.

     A.M. Best Company continually reviews the ratings it assigns to insurance companies and has advised the Company that it must enhance the capital position of its Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company insurance subsidiaries in order for them to maintain their rating. The Company anticipates that it will be able to do so in order to maintain the A.M. Best Company “A+” (Superior) rating for Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company.

Investments

The Company’s investment objective is the realization of relatively high levels of after-tax net investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of December 31, 2004, approximately 84.9% and 7.3% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 87.8% and 6.6%, respectively, at December 31, 2003.

Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $96.0 million, $229.6 million and $62.6 million, respectively, as of December 31, 2004 and $183.0 million, $159.2 million and $53.8 million, respectively, as of December 31, 2003. The asset backed, mortgage pass-through, and collateralized mortgage obligation investments are amortizing securities possessing favorable prepayment risk and/or extension profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery of fair value. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.5 million and $1.0 million for the years ended December 31, 2004 and 2003, respectively. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions, except for as noted in the following paragraph.

During 2004 the Company’s Investment Committee (The “Committee”) engaged an investment consulting firm under a full service retainer relationship. The Committee initially directed the investment firm to review the Company’s common stock portfolio and managers with respect to style, diversification and performance. Based upon the results of this review and recommendations of the investment firm, the Committee conducted an investment manager search for a large cap growth and large cap value manager. Upon conclusion of the interview process the Committee, in December 2004, decided to change three of its current common stock managers and engaged a new large cap growth and large cap value manager. As a result of this decision $1.4 million in non-cash investment losses was realized in the fourth quarter due to writing down certain common stock securities, for which there was no longer an intent to hold such securities to recovery of cost.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”). Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $7.3 million and $9.3 million for the years ended December 31, 2004 and 2003, respectively. These non-cash realized investment losses were from investments primarily in collateralized bond obligations which were impacted by recent years’ non investment grade default rates that were higher than historic averages and from investments in other asset backed securities which experienced extension of cash flows on the underlying collateral.

The Company’s fixed maturity portfolio amounted to $1,299.7 million and $1,081.7 million, as of December 31, 2004 and December 31, 2003, respectively, of which 99.3% and 98.6% of the portfolio as of December 31, 2004 and December 31, 2003, respectively, was comprised of investment grade securities. The Company had fixed maturity investments with unrealized losses amounting to $4.9 million and $10.6 million as of December 31, 2004 and December 31, 2003, respectively. Of these amounts, interests in securitized assets had unrealized losses amounting to $1.3 million and $9.2 million as of December 31, 2004 and December 31, 2003, respectively. This decrease in fixed maturity unrealized losses between December 31, 2003 and December 31, 2004 can be largely attributed to the impairment losses on interests in securitized assets recognized in the third quarter of 2004. The remaining unrealized losses are attributable largely to market price changes due to interest rate increases, since the investments were purchased, and are not considered to be other than temporary impairments, given the ability and intent to hold the securities to recovery. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF.

The following table identifies the period of time securities with an unrealized loss at December 31, 2004 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.1 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $1.2 million. No issuer of securities or industry represents more than 3.6% and 16.0%, respectively, of the total estimated fair value, or 4.6% and 11.9%, respectively, of the total gross unrealized loss included in the table below. As mentioned above, there are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Gross Unrealized Losses
	(in millions)
	Fixed Maturities
	Available for Sale		Total
	Excluding Interests	Interests in	Fixed Maturities
Continuous time in unrealized loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$1.1	$0.3	$1.4	$—	$1.4
>3 – 6 months	0.2	0.1	0.3	0.3	0.6
>6 – 9 months	1.3	0.4	1.7	0.1	1.8
>9 – 12 months	0.7	—	0.7	—	0.7
>12 – 18 months	0.1	0.2	0.3	—	0.3
>18 – 24 months	0.2	0.2	0.4	—	0.4
> 24 months	—	0.1	0.1	—	0.1

Total Gross Unrealized Losses	$3.6	$1.3	$4.9	$0.4	$5.3

Estimated fair value of securities with a gross unrealized loss	$423.2	$164.9	$588.1	$6.7	$594.8

Based upon the Company’s impairment evaluation as of December 31, 2004, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

During 2004 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $1.9 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $30.7 million and $7.5 million, respectively. During 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $0.8 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.1 million and $4.4 million, respectively.

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of December 31, 2004. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands). Loan balances outstanding under the Company’s borrowing agreement with the Federal Home Loan Bank of Pittsburgh are not included in the table below. Interest rates on the amounts outstanding under this agreement are reset frequently, which limits the impact of changing interest rates. The Company does not have any derivative financial instruments. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated
		Hypothetical	Fair Value after	Hypothetical Percentage
		Change in Interest	Hypothetical	Increase (Decrease) in
	Estimated	Rates (bp=basis	Changes in Interest		Shareholders’
	Fair Value	points)	Rates	Fair Value	Equity

Investments

Total Fixed Maturities Available For Sale	$1,299,704	200 bp decrease	$1,397,335	7.5%	9.9%
		100 bp decrease	$1,350,997	4.0%	5.2%
		50 bp decrease	$1,326,263	2.0%	2.7%
		50 bp increase	$1,272,549	(2.1%)	(2.7%)
		100 bp increase	$1,245,506	(4.2%)	(5.5%)
		200 bp increase	$1,192,788	(8.2%)	(10.8%)

Certain Critical Accounting Estimates and Judgments

•	Investments

- -	Fair values

The carrying amount for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s total investments include $4.7 million in securities for which there is no readily available independent market price.

- -	Other than temporary impairment, excluding interests in securitized assets

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, meeting predetermined thresholds, to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other-than-temporary include, but are not limited to, whether: the issuer is in financial distress; the performance of the collateral underlying a secured investment; a significant credit rating action has occurred; scheduled interest payments have been delayed or missed; changes in laws and/or regulations have impacted an issuer or industry; and assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold. The amount of any write-down is included in earnings as a realized loss in the period the impairment arose (see Investments). Gross unrealized losses for investments excluding interests in securitized assets at December 31, 2004 were $4.0 million.

- -	Impairment recognition for investments in securitized assets

The Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose (see Investments). Gross unrealized losses for investments in securitized assets at December 31, 2004 were $1.3 million.

•	Liability for Unpaid Loss and Loss Adjustment Expenses:

The liability for unpaid loss and loss adjustment expenses (gross basis — $996.7 million and $627.1 million as of December 31, 2004 and 2003, respectively; net basis — $671.7 million and $481.5 million as of December 31, 2004 and 2003, respectively) reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. Based upon the past ten year experience the estimate for the net liability for unpaid loss and loss adjustment expenses has been redundant by as much as 18.6% and deficient by as much as 45.1%. The process of establishing the liability for property and casualty unpaid loss and loss adjustment expenses is a complex and imprecise process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based on management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns, and consideration of other factors such as legal, social, and economic developments. These estimates are reviewed regularly and any adjustments resulting therefrom are made in the accounting period in which the adjustment arose.

•	Deferred Acquisition Costs:

Policy acquisition costs ($91.6 million and $56.3 million as of December 31, 2004 and 2003, respectively) which include commissions (net of ceding commissions), premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments therefrom are made in the accounting period in which the adjustment arose.

•	Goodwill

The carrying amount of goodwill is subject, at a minimum, to an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). This annual test is performed at December 31 of each year or more frequently if events or circumstance change that require the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires the evaluation of the fair value of each reporting unit to its carrying value, including the goodwill, and recording of an impairment charge if the carrying amount of the reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the unit’s expected future cash flows. The primary assumptions used in the expected future cash flow calculations include premium growth and premium rates, loss ratios, expenses, reinsurance rates and discount rates. Should the assumptions used in the calculation of the expected future cash flows differ substantially from the actual results the estimated fair value of the applicable reporting unit could fall below its carrying value and result in the recognition of an impairment loss. As of December 31, 2004 and 2003, the carrying amount of goodwill was $25.7 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements (as that term is defined in Item 303(a) (4) of Regulation S-K) that have or are reasonably likely to have a current or, as of December 31, 2004, future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors as of December 31, 2004.

RESULTS OF OPERATIONS
(2004 versus 2003)

Premiums: Premium information relating to the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Gross Written Premiums	$874.0	$184.4	$112.9	$1,171.3
2003 Gross Written Premiums	$662.4	$154.1	$89.5	$906.0
Percentage Increase	32.0%	19.7%	26.1%	29.3%

2004 Gross Earned Premiums	$788.6	$170.2	$103.3	$1,062.1
2003 Gross Earned Premiums	$566.1	$138.3	$85.1	$789.5
Percentage Increase	39.3%	23.1%	21.4%	34.5%

The overall growth in gross written premiums is primarily attributable to the following:

•	Consistent prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit management liability product lines.

•	The displacement of certain competitor property and casualty insurance companies and their independent agency relationships continues to result in new agency relationship opportunities for the Company. These relationship opportunities have resulted in additional policyholders and premium writings for the Company’s commercial and specialty lines segments.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	The insurance subsidiaries of Liberty American Insurance Group, Inc. (a subsidiary of the Company) have recently commenced writing a previously brokered homeowners product on a direct basis due to a recent termination of a brokerage agreement. Gross written premiums from this homeowners product approximated $17.1 million for the year ended December 31, 2004.

•	In-force policy counts have increased 14.7%, 30.0%, and 16.0% for the commercial lines, specialty lines and personal lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 2.2%, 2.7%, and 7.1% for the commercial, specialty and personal lines segments, respectively.

•	This growth was offset in part as a result of Liberty American Insurance Group, Inc. suspending the acceptance of applications for new personal lines insurance policies the day prior to Hurricane Charley making landfall in Florida to restrict an increase in exposure during hurricane season. It is estimated that gross written premiums were reduced by approximately $9.5 million due to this restriction. The Company resumed underwriting new preferred homeowners business effective January 1, 2005.

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the year ended December 31, 2004 vs. December 31, 2003 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2004 Net Written Premiums	$720.6	$154.1	$39.8	$914.5
2003 Net Written Premiums	$463.9	$107.9	$30.5	$602.3
Percentage Increase	55.3%	42.8%	30.5%	51.8%

2004 Net Earned Premiums	$614.1	$134.1	$22.0	$770.2
2003 Net Earned Premiums	$431.5	$108.8	$34.2	$574.5
Percentage Increase (Decrease)	42.3%	23.3%	(35.7)%	34.1%

The differing percentage changes in net premiums versus gross premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:

•	A change in the Company’s reinsurance program whereby, effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement:

•	The Company ceded 22% of its net written premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 through December 31, 2004. During the years ended December 31, 2004 and 2003, the Company ceded $94.5 million and $199.4 million of net written premiums, respectively, and $132.5 million and $116.8 million of net earned premiums, respectively.

•	Of the $199.4 million of net written premiums ceded during the year ended December 31, 2003, $63.5 million represents 22% of the Company’s April 1, 2003 unearned premium reserve which was ceded upon entering into the quota share agreement. This cession of the unearned premium reserve reduced net written premiums which approximated the following by segment: commercial lines ($44.0 million), specialty lines ($13.3 million), and personal lines ($6.2 million).

•	Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $15.6 million and $10.5 million for the years ended December 31, 2004 and 2003, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

•	The Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne. Due to these multiple hurricane events, the Company purchased additional catastrophe reinsurance coverages (which provide coverage from the inception date of the coverage through May 31, 2005) to supplement its original catastrophe reinsurance program. The estimated aggregate pre-tax cost of these additional catastrophe reinsurance coverages is $22.9 million. Additionally, these multiple hurricane events resulted in accelerating the recognition of $26.0 million (Commercial Lines Segment ($2.2 million), and Personal Lines Segment ($23.8 million)) catastrophe reinsurance premium expense during 2004 due to the utilization of certain of the catastrophe reinsurance coverages. Of this $26.0 million, $10.3 million was attributable to the additional reinsurance coverages referred to above. This acceleration of reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.

•	On December 31, 2004 the Company terminated a quota share reinsurance agreement where under it ceded 15% of its mobile homeowners and homeowners business (personal lines segment). Upon termination the Company increased its unearned premium reserve and net written premium by $5.7 million.

          Net Investment Income Net investment income approximated $43.5 in 2004 and $38.8 in 2003. Total investments grew to $1,428.2 million at December 31, 2004 from $1,172.1 million at December 31, 2003. The growth in investment income is due to investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio was 4.1 years at December 31, 2004, compared to 4.0 years at December 31, 2003. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.7% at December 31, 2004, compared to 4.9% at December 31, 2003. Net investment income was reduced by $4.9 million and $2.3 million for the years ended December 31, 2004 and 2003, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Premiums).

          The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 4.05% and 4.36% for the years ended December 31, 2004 and 2003, respectively, as compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 3.76% and 3.81% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio compared to the Index.

          Net Realized Investment Gain (Loss): Net realized investment gains were $0.8 million for the years ended December 31, 2004 and 2003. The Company realized net investment gains of $4.2 million and $6.4 million from the sale of fixed maturity and equity securities, respectively, for the year ended December 31, 2004, and $6.1 million and $3.7 million in non-cash realized investment losses for fixed maturity and common stock investments, respectively, as a result of the Company’s impairment evaluation. $1.4 million of the $3.7 million non-cash realized investment losses is due to a December 2004 decision to change certain of the Company’s common stock investment managers. As a result of this decision the Company wrote down certain common stock securities since there was no longer an intent to hold the securities to recovery.

          The Company realized net investment gains of $7.1 million and $4.0 million from the sale of fixed maturity and equity securities, respectively, for the year ended December 31, 2003, and $4.0 million and $6.3 million in non-cash realized investment losses for fixed maturity and common stock investments, respectively, as a result of the Company’s impairment evaluation.

          Other Income: Other income approximated $4.4 million for the year ended December 31, 2004 and $5.5 million for the same period of 2003. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The decrease in other income is due primarily to reduced commissions earned on brokered personal lines business due to terminations of certain brokering agreements.

          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $116.9 million (32.5%) to $476.1 million for the year ended December 31, 2004 from $359.2 million for the same period of 2003 and the loss ratio decreased to 61.8% in 2004 from 62.5% in 2003. This increase in net loss and loss adjustment expenses and/or loss ratio was primarily due to:

•	A 34.1% growth in net earned premiums

•	Multiple hurricane events which resulted in:

•	$46.7 million of hurricane catastrophe losses incurred; and

•	Acceleration of the recognition of $26.0 million of catastrophe reinsurance premium expense, which reduced net earned premiums, due to the utilization of certain of the catastrophe reinsurance coverages. The hurricane losses and associated accelerated catastrophe reinsurance premium expense contributed 8.8 percentage points to the combined ratio.

•	Reserve actions taken during the year ended December 31, 2004 wherein the estimated gross and net unpaid loss and loss adjustment expenses for accident years 1996 through 2002 were increased by $84.8 million and $69.4 million, respectively, due principally to continued case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile liability coverages in the commercial lines segment.

These increases to the loss and loss adjustment expenses and/or loss ratio were offset in part by:

•	Reserve actions taken during the year ended December 31, 2004 wherein:

•	The estimated gross and net unpaid loss and loss adjustment expenses for accident year 2003 were decreased by $37.5 million and $34.3 million, respectively, due principally to continued better than expected claim frequency primarily for general liability and commercial automobile coverages in the commercial lines segment.

Reserve actions taken during the year ended December 31, 2003 wherein the estimated gross and net liability for residual value policies were increased by $38.8 million and a $5.8 million net increase in the estimated gross and net loss reserves for loss and loss adjustment expenses primarily for claims made professional liability and commercial automobile lines of business in prior accident years.

          Additionally, during the years ended December 31, 2004 and 2003, the Company ceded $132.5 million and $116.8 million of net earned premium, respectively, and $59.7 million and $62.7 million in net loss and loss adjustment expenses, respectively, pursuant to a quota share reinsurance agreement (see Premiums).

          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $51.5 million (31.6%) to $214.4 million for the year ended December 31, 2004 from $162.9 million for the same period of 2003, and the expense ratio decreased to 27.8% in 2004 from 28.4% in 2003. This increase in acquisition costs and other underwriting expenses was due primarily to the 34.1% growth in net earned premiums. The decrease in the expense ratio is due primarily to an increase in ceding commissions earned and an increase in the ceding commission percentage earned under a quota share reinsurance agreement (see Premiums). This decrease was offset in part by the accelerated recognition of $26.0 million in catastrophe reinsurance expense which reduced net earned premiums. For the years ended December 31, 2004 and 2003, the Company ceded $132.5 million and $116.8 million, respectively, of net earned premiums and earned $61.5 million and $46.7 million, respectively, in ceding commission under a quota share reinsurance agreement. The quota share reinsurance agreement lowered the reported expense ratio by 3.1 and 2.0 percentage points during 2004 and 2003, respectively.

          Other Operating Expenses: Other operating expenses increased $1.6 million to $9.4 million for the year ended December 31, 2004 from $7.8 million for the same period of 2003. The increase in the level of expenses is primarily due to the growth of the business, offset in part by reduced commission paid on brokered personal lines business (see Other Income).

     Income Tax Expense: The Company’s effective tax rate for the years ended December 31, 2004 and 2003 was 29.6% and 30.7%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.

RESULTS OF OPERATIONS
(2003 versus 2002)

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

The respective net written premium changes for commercial lines, specialty lines and personal lines segments for the year ended December 31, 2003 vs. December 31, 2002 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2003 Net Written Premiums	$463.9	$107.9	$30.5	$602.3
2002 Net Written Premiums	$381.0	$101.6	$37.1	$519.7
Percentage Increase (Decrease)	21.8%	6.2%	(17.8%)	15.9%

2003 Net Earned Premiums	$431.5	$108.8	$34.2	$574.5
2002 Net Earned Premiums	$297.6	$85.0	$35.1	$417.7
Percentage Increase (Decrease)	45.0%	28.0%	(2.6%)	37.5%

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

LIQUIDITY AND CAPITAL RESOURCES

Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of its subsidiaries. PCHC’s primary sources of funds are dividends from its subsidiaries, and payments received pursuant to tax allocation agreements with the insurance subsidiaries and proceeds from the issuance of shares pursuant to the Company’s Stock Purchase and Option Plans. For the year ended December 31, 2004, payments to PCHC pursuant to such tax allocation agreements totaled $41.4 million. The payment of dividends to PCHC from the insurance subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits or policyholders’ surplus of the insurance subsidiaries from which dividends may be paid totaled $257.5 million at December 31, 2004. Of this amount, the insurance subsidiaries are entitled to pay a total of approximately $58.6 million of dividends in 2005 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida. During 2004 Mobile Homeowners Insurance Agencies, Inc. paid dividends of $3.5 million to Liberty American Insurance Group, Inc. (“LAIG”), a subsidiary of PCHC, and LAIG paid dividends of $1.0 million to PCHC. During 2004 there were no stock repurchases under the stock repurchase authorization. At December 31, 2004 the remaining stock repurchase authorization is $45.0 million.

During 2004, the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan, and Jeanne. The catastrophe losses primarily impacted the Company’s personal lines segment and, to a lesser extent, its commercial lines segment. The gross catastrophe loss and loss adjustment expense estimates as a result of these hurricanes was $618.3 million for the personal lines segment and $41.5 million for the commercial lines segment.

Loss estimates may still change in the future due in part to the number of claims which have not yet been completely remediated or for which the property covered by the claim has not been repaired. Under the Company’s catastrophe reinsurance programs in place at the time of these hurricane events, the Company had a $3.5 million pre-tax per occurrence loss retention for its personal lines catastrophe losses and a $7.0 million pre-tax per occurrence loss retention for its commercial lines catastrophe losses. The Company estimates its net aggregate retention losses for the four hurricane events is $46.7 million.

The Company’s catastrophe reinsurance program consists of its open market (“OM”) program which has been placed principally with large reinsurers that are rated at least “A” (“Excellent”) by A.M. Best, a 15% quota share reinsurance arrangement, and the Florida Hurricane Catastrophe Fund (“FHCF”). Certain of the Company’s reinsurers have agreed to be billed and make payments to the Company based upon expected catastrophe claims payments to be made by the Company in the near future. Although the Company believes that it will collect all of its reinsurance recoverables, there can be no assurance as to this. The Company believes it will have adequate funds to pay the estimated hurricane catastrophe losses noted above. The Company’s estimated total reinsurance recoverables, reinsurance recoverables on paid, catastrophe reinsurance billings and reinsurance collections with respect to its catastrophe reinsurance programs as of December 31, 2004 for the above mentioned hurricane events are summarized in the table below.

	Total
	FHCF	OM	Total
	(In Millions)
Personal Lines Segment:

Total Estimated Loss and LAE Recoverables	$169.1	$426.9	$596.0

Recoverable on Catastrophe Loss and LAE Paid	$158.0	$339.0	$497.0

Catastrophe Loss and LAE Billed to Reinsurers	$166.8	$338.5	$505.3

Catastrophe Loss and LAE Collected from Reinsurers	$166.7	$326.0	$492.7

Commercial Lines Segment:

Total Estimated Loss and LAE Recoverables	$1.7	$15.4	$17.1

Recoverable on Catastrophe Loss and LAE Paid	$1.1	$0.9	$2.0

Catastrophe Loss and LAE Billed to Reinsurers	$1.1	$0.9	$2.0

Catastrophe Loss and LAE Collected from Reinsurers	$—	$—	$—

The Company produced net cash from operations of $390.5 million in 2004, $298.5 million in 2003 and $205.0 million in 2002. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. Cash from operations in 2004 was primarily generated from strong premium growth during such year due to increases in the number of policies written and price increases realized on renewal business. Net loss and loss expense payments were $285.9 million in 2004, $237.4 million in 2003, and $157.9 million in 2002. Net cash from operations also included cash provided from tax savings as a result of the exercise of employee stock options amounting to $1.0 million, $0.9 million and $1.3 million for 2004, 2003 and 2002, respectively. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At December 31, 2004 the insurance subsidiaries’ unused borrowing capacity was $248.1 million. The remaining borrowing capacity will provide an immediately available line of credit. Borrowings aggregated $33.4 million at December 31, 2004, bear interest at adjusted LIBOR, mature twelve months or less from inception and are collateralized by $46.8 million of the Company’s fixed maturity securities. The weighted-average interest rate on borrowings outstanding as of December 31, 2004 was 2.52%.

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. To reduce the potential for a write-off of amounts due from reinsurers, the Company evaluates the financial condition of its reinsurers, principally contracts with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company, regularly monitors its reinsurance receivables and attempts to collect the obligations of its reinsurers on a timely basis.

At December 31, 2004 approximately 95.8% of the Company’s reinsurance receivables are either with reinsurers rated “A” or better by A.M. Best Company or are fully collateralized. Approximately $14.5 million of the Company’s reinsurance receivable balances at December 31, 2004 are with Converium Reinsurance North American Inc. (“CRNA”). During the third quarter of 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff. Of the $14.5 million reinsurance receivable balances with CRNA, $2.5 million are receivables on paid losses and $12.0 million are receivables on case reserves and IBNR. The Company is monitoring CRNA’s ability to pay claims, and at this time, believes that the amounts with CRNA will be collectible.

Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 2004, the investment and cash balances in such trust accounts totaled approximately $1.7 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2004, the balance on deposit for the benefit of such policyholders totaled approximately $15.3 million.

The Insurance Subsidiaries, which operate under an intercompany reinsurance pooling agreement, must have certain levels of surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the “NAIC”) suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders’ surplus was 1.8-to-1.0 and 1.5-to-1.0 for 2004 and 2003, respectively.

The NAIC’s risk-based capital method is designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2004, PIIC, PIC, MUSA and LAIC exceeded their minimum risk-based capital requirements of $194.3 million, $13.0 million, $17.3 million and $13.5 million, respectively, by 115%, 185%, 30% and 96%, respectively.

CONTRACTUAL OBLIGATIONS

The Company has certain contractual obligations and commitments as of December 31, 2004 which are summarized below:

	Payments Due by Period
	(in thousands)
		Less than			More Than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Gross Loss and Loss Adjustment Expense Reserves (1)	$996,667	$416,745	$362,643	$159,269	$58,010

Reinsurance Premiums Payable Under Terms of Reinsurance Contracts (2)	57,452	57,452	—	—	—

Long-Term Debt Obligations (3)	33,406	33,406	—	—	—

Operating Leases	16,413	5,220	10,620	573	—

Other Long-Term Commercial Commitments (4)	2,917	2,456	461	—	—

Total	$1,106,855	$515,279	$373,724	$159,842	$58,010

(1)	Although there is typically no minimum contractual commitment with insurance contracts, the cash flows displayed in the table above represent the Company’s best estimate as to amount and timing of such.

(2)	Represents payments based on estimated subject earned premiums under certain reinsurance contracts.

(3)	Represents 12 month collateralized borrowings from the Federal Home Loan Bank of Pittsburgh.

(4)	Represents open commitments under certain limited partnership agreements, information technology development agreements and audit services.

(5)	Under the terms of an employment agreement with James J. Maguire, Philadelphia Insurance’s Chairman, the Company is required to pay a bonus of two million dollars ($2,000,000) in the event that the closing price on any five consecutive trading days prior to May 1, 2009 of Philadelphia Insurance’s common stock is equal to or greater than $80 per share (such price shall be appropriately adjusted in the event of any stock split, stock dividend or stock combinations affecting the shares of Philadelphia Insurance’s common stock generally) and at such time the employee is still an employee of MIA or any affiliate thereof. Notwithstanding the foregoing, if such employment is terminated subsequent to a Hostile Change Of Control, as that term is defined in the employment agreement, then the employee need not be employed by Philadelphia Insurance or an affiliate when the closing price reaches such amount. The employee would also receive such bonus if prior to May 1, 2009 there has been a Hostile Change of Control and subsequent thereto Philadelphia Insurance’s common stock is no longer publicly traded. This payment, if any, has been excluded from the table as the timing of such is uncertain.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123® (“SFAS 123R”) “Share-Based Payment”. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. SFAS 123R is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company will adopt the provisions of SFAS 123R on July 1, 2005 and anticipates a material, but not yet determinable impact on operations and financial position.

In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The standard provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EIFT No. 03-1 has been delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The disclosures continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of EITF No 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

The Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft Statement of Position, “Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements.” The exposure draft provides guidance on accounting by insurance enterprises for deferred acquisition costs on certain internal replacements other than those specifically described in FASB Statement No. 97. The Company is evaluating the exposure draft and does not presently anticipate a material effect on its operations or financial position as a result of adoption.

FORWARD-LOOKING INFORMATION

Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company’s business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; (v) claims development and the adequacy of our liability for unpaid loss and loss adjustment expenses; (vi) severity of natural disasters and other catastrophe losses; (vii) adequacy of reinsurance coverage which may be obtained by the Company; (viii) ability and willingness of our reinsurers to pay; and (ix) future terrorist attacks. The Company does not intend to publicly update any forward looking statement, except as may be required by law.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of December 31, 2004. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands). Loan balances outstanding under the Company’s borrowing agreement with the Federal Home Loan Bank of Pittsburgh are not included in the table below. Interest rates on the amounts outstanding under this agreement reset frequently, which limits the impact of changing interest rates. The Company does not have any derivative financial instruments. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity

Investments

Total Fixed Maturities Available For Sale	$1,299,704	200 bp decrease	$1,397,335	7.5%	9.9%
		100 bp decrease	$1,350,997	4.0%	5.2%
		50 bp decrease	$1,326,263	2.0%	2.7%
		50 bp increase	$1,272,549	(2.1%)	(2.7%)
		100 bp increase	$1,245,506	(4.2%)	(5.5%)
		200 bp increase	$1,192,788	(8.2%)	(10.8%)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Philadelphia Consolidated Holding Corp. and Subsidiaries
Index to Financial Statements and Schedules

Financial Statements		Page
Report of Independent Registered Public Accounting Firm		44
Consolidated Balance Sheets - As of December 31, 2004 and 2003		45
Consolidated Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2004, 2003 and 2002		46
Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2004, 2003 and 2002		47
Consolidated Statements of Cash Flows - For the Years Ended December 31, 2004, 2003, and 2002		48

Notes to Consolidated Financial Statements		49-71

Financial Statement Schedules:

Schedule

I	Summary of Investments - Other Than Investments in Related Parties As of December 31, 2004	S-1

II	Condensed Financial Information of Registrant As of December 31, 2004 and 2003 and For Each of the Three Years in the Period Ended December 31, 2004	S-2 — S-4

III	Supplementary Insurance Information As of and For the Years Ended December 31, 2004, 2003 and 2002	S-5

IV	Reinsurance For the Years ended December 31, 2004, 2003 and 2002	S-6

VI	Supplementary Information Concerning Property-Casualty Insurance Operations As of and For the Years Ended December 31, 2004, 2003 and 2002	S-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Philadelphia Consolidated Holding Corp.:

We have completed an integrated audit of Philadelphia Consolidated Holding Corp. and Subsidiaries’ 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Philadelphia, PA
March 15, 2005

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of December 31,
	2004	2003
ASSETS
Investments:
Fixed Maturities Available for Sale at Market (Amortized Cost $1,287,094 and $1,066,523)	$1,299,704	$1,081,694
Equity Securities at Market (Cost $110,601 and $79,813)	128,447	90,358

Total Investments	1,428,151	1,172,052

Cash and Cash Equivalents	195,496	73,942
Accrued Investment Income	13,475	11,008
Premiums Receivable	229,502	179,509
Prepaid Reinsurance Premiums and Reinsurance Receivables	429,850	292,157
Deferred Income Taxes	14,396	18,147
Deferred Acquisition Costs	91,647	56,288
Property and Equipment, Net	21,281	16,821
Goodwill	25,724	25,724
Other Assets	36,134	25,293

Total Assets	$2,485,656	$1,870,941

LIABILITIES and SHAREHOLDERS’ EQUITY
Policy Liabilities and Accruals:
Unpaid Loss and Loss Adjustment Expenses	$996,667	$627,086
Unearned Premiums	531,849	422,589

Total Policy Liabilities and Accruals	1,528,516	1,049,675
Funds Held Payable to Reinsurer	131,119	110,011
Loans Payable	33,406	48,482
Premiums Payable	48,111	35,044
Other Liabilities	100,347	82,083

Total Liabilities	1,841,499	1,325,295

Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 22,273,917 and 22,007,552 Shares Issued and Outstanding	292,856	281,088
Notes Receivable from Shareholders	(5,465)	(5,444)
Accumulated Other Comprehensive Income	19,796	16,715
Retained Earnings	336,970	253,287

Total Shareholders’ Equity	644,157	545,646

Total Liabilities and Shareholders’ Equity	$2,485,656	$1,870,941

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Net Earned Premiums	$770,248	$574,518	$417,722
Net Investment Income	43,490	38,806	37,516
Net Realized Investment Gain (Loss)	761	794	(3,371)
Other Income	4,357	5,519	911

Total Revenue	818,856	619,637	452,778

Losses and Expenses:
Loss and Loss Adjustment Expenses	1,232,645	469,547	361,154
Net Reinsurance Recoveries	(756,530)	(110,370)	(93,721)

Net Loss and Loss Adjustment Expenses	476,115	359,177	267,433
Acquisition Costs and Other Underwriting Expenses	214,369	162,912	129,918
Other Operating Expenses	9,439	7,822	6,372

Total Losses and Expenses	699,923	529,911	403,723

Income Before Income Taxes	118,933	89,726	49,055

Income Tax Expense (Benefit):
Current	33,158	38,430	22,018
Deferred	2,092	(10,891)	(6,716)

Total Income Tax Expense	35,250	27,539	15,302

Net Income	$83,683	$62,187	$33,753

Other Comprehensive Income, Net of Tax:
Holding Gain Arising during Year	$3,576	$1,046	$5,533
Reclassification Adjustment	(495)	(516)	2,191

Other Comprehensive Income	3,081	530	7,724

Comprehensive Income	$86,764	$62,717	$41,477

Per Average Share Data:

Basic Earnings Per Share	$3.78	$2.84	$1.56

Diluted Earnings Per Share	$3.59	$2.74	$1.51

Weighted-Average Common Shares Outstanding	22,154,820	21,908,788	21,611,053
Weighted-Average Share Equivalents Outstanding	1,152,033	751,600	682,382

Weighted-Average Shares and Share Equivalents Outstanding	23,306,853	22,660,388	22,293,435

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended December 31,
	2004	2003	2002
Common Shares:
Balance at Beginning of Year	22,007,552	21,868,877	21,509,723
Exercise of Employee Stock Options	67,250	99,875	107,000
Issuance of Shares Pursuant to Stock Purchase Plans, net	199,115	38,800	252,154

Balance at End of Year	22,273,917	22,007,552	21,868,877

Treasury Shares:
Balance at Beginning of Year	—	—	—
Exercise of Employee Stock Options	—	(6,500)	—
Issuance of Shares Pursuant to Stock Purchase Plans, net	—	(3,500)	(75,000)
Shares Repurchased Pursuant to Authorization	—	10,000	75,000

Balance at End of Year	—	—	—

Common Stock:
Balance at Beginning of Year	$281,088	$276,945	$268,509
Exercise of Employee Stock Options	2,183	2,852	2,115
Issuance of Shares Pursuant to Stock Purchase Plans	9,585	1,291	6,321

Balance at End of Year	292,856	281,088	276,945

Notes Receivable from Shareholders:

Balance at Beginning of Year	(5,444)	(6,407)	(3,373)
Notes Receivable Issued Pursuant to Employee Stock Purchase Plans	(2,326)	(1,065)	(4,017)
Collection of Notes Receivable	2,305	2,028	983

Balance at End of Year	(5,465)	(5,444)	(6,407)

Accumulated Other Comprehensive Income, Net of Deferred Income Taxes:
Balance at Beginning of Year	16,715	16,185	8,461
Other Comprehensive Income, Net of Taxes	3,081	530	7,724

Balance at End of Year	19,796	16,715	16,185

Retained Earnings:
Balance at Beginning of Year	253,287	191,100	157,347
Net Income	83,683	62,187	33,753

Balance at End of Year	336,970	253,287	191,100

Common Stock Held in Treasury:
Balance at Beginning of Year	—	—	—
Common Shares Repurchased	—	(300)	(2,023)
Exercise of Employee Stock Options	—	94	—
Issuance of Shares Pursuant to Stock Purchase Plans	—	206	2,023

Balance at End of Year	—	—	—

Total Shareholders’ Equity	$644,157	$545,646	$477,823

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net Income	$83,683	$62,187	$33,753
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized Investment (Gain) Loss	(761)	(794)	3,371
Depreciation and Amortization Expense	12,669	8,097	2,142
Deferred Income Tax Expense (Benefit)	2,092	(10,891)	(6,716)
Change in Premiums Receivable	(49,993)	(49,502)	(33,982)
Change in Prepaid Reinsurance Premiums and Reinsurance Receivables, Net of Funds Held Payable to Reinsurer	(116,585)	(30,794)	(51,751)
Change in Other Receivables	(2,467)	(2,437)	(1,989)
Change in Deferred Acquisition Costs	(35,359)	4,984	(19,746)
Change in Income Taxes Payable	(8,563)	513	367
Change in Other Assets	(6,392)	(14,721)	1,026
Change in Unpaid Loss and Loss Adjustment Expenses	369,581	181,538	142,815
Change in Unearned Premiums	109,260	116,496	108,254
Change in Other Liabilities	32,341	32,958	26,173
Tax Benefit from Exercise of Employee Stock Options	1,031	889	1,251

Net Cash Provided by Operating Activities	390,537	298,523	204,968

Cash Flows from Investing Activities:
Proceeds from Sales of Investments in Fixed Maturities	198,442	184,082	226,981
Proceeds from Maturity of Investments in Fixed Maturities	195,317	202,284	147,850
Proceeds from Sales of Investments in Equity Securities	43,734	23,992	18,546
Cost of Fixed Maturities Acquired	(622,238)	(628,879)	(576,564)
Cost of Equity Securities Acquired	(71,924)	(54,956)	(36,421)
Purchase of Property and Equipment, Net	(7,954)	(6,692)	(5,191)

Net Cash Used for Investing Activities	(264,623)	(280,169)	(224,799)

Cash Flows from Financing Activities:
Proceeds from Loans Payable	76,104	62,340	9,923
Repayments on Loans Payable	(91,180)	(52,971)	(2,151)
Proceeds from Exercise of Employee Stock Options	1,151	2,057	864
Proceeds from Collection of Notes Receivable	2,305	2,028	983
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	7,260	432	4,327
Cost of Common Stock Repurchased	—	(300)	(2,023)

Net Cash Provided (Used) by Financing Activities	(4,360)	13,586	11,923

Net Increase (Decrease) in Cash and Cash Equivalents	121,554	31,940	(7,908)
Cash and Cash Equivalents at Beginning of Year	73,942	42,002	49,910

Cash and Cash Equivalents at End of Year	$195,496	$73,942	$42,002

Cash Paid During the Year for:
Income Taxes	$41,442	$36,319	$20,110

Interest	639	638	616

Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plans in Exchange for Notes Receivable	$2,326	$1,065	$4,017

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

The carrying amount for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. For mortgage and asset-backed securities (“structured securities”) of high credit quality, changes in expected cash flows are recognized using the retrospective method. For structured securities where the possibility of credit loss is other than remote, changes in expected cash flows are recognized on the prospective method over the remaining life of the securities. Cash flow assumptions for structured securities are obtained from broker dealer survey values or internal estimates consistent with the current interest rate and economic environments. These assumptions represent the Company’s best estimate of the amount and timing of estimated principal and interest cash flows based on current information and events that a market participant would use in determining the current fair value of the security. The Company’s total investments include $4.7 million in securities for which there is no readily available independent market price.

The decision to purchase or sell investments is based on management’s assessment of various factors such as foreseeable economic conditions, including current interest rates and the interest rate risk, and the liquidity and capital positions of the Company.

Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for asset backed, mortgage pass-through and collateralized mortgage obligation securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain asset backed, mortgage pass-through and collateralized mortgage obligation security repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Asset backed, mortgage pass-through and collateralized mortgage obligation securities amounted to

$96.0 million, $229.6 million and $62.6 million, respectively, at December 31, 2004 and $183.0 million, $159.2 million and $53.8 million, respectively, at December 31, 2003. The asset backed, mortgage pass-through and collateralized mortgage obligation securities are amortizing securities possessing favorable prepayment risk and/or extension profiles.

Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders’ equity, net of applicable deferred income taxes.

Realized investment gains and losses are calculated on the specific identification basis and recorded as income when the securities are sold.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, excluding interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.5 million, $1.0 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the years ended December 31, 2004, 2003 and 2002 were $7.3 million, $9.3 million, and $1.6 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.

The Company held no derivative financial instruments, nor embedded financial derivatives, as of December 31, 2004 and 2003.

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

(e) Goodwill

The Company performs an annual impairment analysis to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). This annual test is performed at December 31 of each year or more frequently if events or circumstance change that require the Company to perform the impairment analysis on an interim basis.

Goodwill impairment testing requires the evaluation of the fair value of each reporting unit to its carrying value, including the goodwill, and an impairment charge is recorded if the carrying amount of the reporting unit exceeds its estimated fair value. As a result of the impairment analysis, no change in the carrying amount of goodwill, which arose from the purchase of Liberty, was recorded by the Company for the years ended December 31, 2004, 2003 and 2002, respectively.

(f) Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other factors such as legal, social, and economic developments. These adjustments are reviewed regularly and any adjustments therefrom are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2004, the related adjustments could have a material adverse impact on the Company’s financial condition, and results of operations.

(g) Premiums

Premiums are generally earned on a pro rata basis over the terms of the policies. Premiums applicable to the unexpired terms of the policies in-force are reported as unearned premiums. The Company records an allowance for doubtful accounts for premiums receivable balances estimated to be uncollectible. At December 31, 2004 and 2003 the allowance for doubtful accounts amounted to $0.6 million and $2.2 million, respectively.

(h) Reinsurance Ceded

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. At December 31, 2004 and 2003 the allowance for uncollectible reinsurance amounted to $1.0 million and $1.2 million, respectively. Amounts for reinsurance assets and liabilities are reported gross.

(i) Assessments

The Insurance Subsidiaries are subject to state guaranty fund assessments, which provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies, and other assessments related to its insurance activities. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expense for guaranty fund and insurance activity related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimatable. As of December 31, 2004 and 2003, included in Other Liabilities in the Consolidated Balance Sheets were $12.4 million and $10.3 million, respectively, of liabilities for state guaranty fund and other assessments. As of December 31, 2004 and 2003, included in other assets were $0.4 million and $0.1 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

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

(l) Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the year was $1.9 million, $0.6 million and $3.0 million in 2004, 2003 and 2002, respectively. The related tax effect of Reclassification Adjustments was $0.3 million, $0.3 million, and ($1.2) million in 2004, 2003 and 2002, respectively.

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

	2004	2003	2002
Net Income As Reported	$83,683	$62,187	$33,753
Assumed Stock Compensation Cost	4,107	3,029	2,254

Pro Forma Net Income	$79,576	$59,158	$31,499

Diluted Earnings Per Average Common Share as Reported	$3.59	$2.74	$1.51

Pro Forma Diluted Earnings Per Average Common Share	$3.41	$2.61	$1.41

(n) New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (“SFAS 123R”) “Share-Based Payment”. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. SFAS 123R is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company will adopt the provisions of SFAS 123R on July 1, 2005 and anticipates a material, but not yet determinable impact on operations and financial position.

In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The standard provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EIFT No. 03-1 has been delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The disclosures continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of EITF No 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

The Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft Statement of Position, “Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements.” The exposure draft provides guidance on accounting by insurance enterprises for deferred acquisition costs on certain internal replacements other than those specifically described in FASB Statement No. 97. The Company is evaluating the exposure draft and does not presently anticipate a material effect on its operations or financial position as a result of adoption.

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

Financial Information: The combined statutory capital and surplus of the Insurance Subsidiaries as of December 31, 2004 and 2003 was $503.7 million and $415.9 million, respectively. Combined statutory net income for the years ended December 31, 2004, 2003 and 2002 was $48.2 million, $49.9 million, and $14.5 million, respectively. The Company made capital contributions of $9.5 million and $47.0 million to the Insurance Subsidiaries for the years ended December 31, 2004 and 2003, respectively.

Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which the Insurance Subsidiaries may pay to Philadelphia Insurance during 2005 without prior approval is $58.6 million. Dividends paid for the years ended December 31, 2004 and 2003 were $0 million and $4.0 million, respectively.

Risk-Based Capital: Risk-based capital is a method developed by the National Association of Insurance Commissioners (“NAIC”) designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2004, PIIC, PIC, MUSA and LAIC exceeded their minimum risk-based capital requirement of $194.3 million, $13.0 million, $17.3 million and $13.5 million, respectively, by 115%, 185%, 30% and 96%, respectively.

3. Investments

The Company invests primarily in investment grade fixed maturities which possessed a weighted average quality of AAA at December 31, 2004. The cost, gross unrealized gains and losses and estimated market value of investments as of December 31, 2004 and 2003 are as follows (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost (1)	Gains	Losses	Value (2)
December 31, 2004
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$62,929	$172	$432	$62,669

Obligations of States and Political Subdivisions	617,464	10,575	1,447	626,592

Corporate and Bank Debt Securities	218,434	2,580	1,745	219,269

Asset Backed Securities	96,029	1,460	433	97,056

Mortgage Pass-Through Securities	229,623	2,470	483	231,610

Collateralized Mortgage Obligations	62,615	310	417	62,508

Total Fixed Maturities Available for Sale	1,287,094	17,567	4,957	1,299,704

Equity Securities	110,601	18,216	370	128,447

Total Investments	$1,397,695	$35,783	$5,327	$1,428,151

December 31, 2003
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$51,480	$456	$18	$51,918

Obligations of States and Political Subdivisions	476,762	12,876	662	488,976

Corporate and Bank Debt Securities	142,264	5,558	768	147,054

Asset Backed Securities	183,065	2,688	8,078	177,675

Mortgage Pass-Through Securities	159,160	3,692	323	162,529

Collateralized Mortgage Obligations	53,792	454	704	53,542

Total Fixed Maturities Available for Sale	1,066,523	25,724	10,553	1,081,694

Equity Securities	79,813	12,148	1,603	90,358

Total Investments	$1,146,336	$37,872	$12,156	$1,172,052

(1)	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to cost; and an ability and intent to hold the security to recovery of cost. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.5 million and $1.0 million for the years ended December 31, 2004 and 2003, respectively. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions, except for as noted in the following paragraph.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”). Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $7.3 million and $9.3 million for the years ended December 31, 2004 and 2003, respectively. These non-cash realized investment losses were from investments primarily in collateralized bond obligations which were impacted by recent years’ non investment grade default rates that were higher than historic averages and from investments in other asset backed securities which experienced extension of cash flows on the underlying collateral.

The following table (in thousands) identifies the period of time securities with an unrealized loss at December 31, 2004 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.1 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $1.2 million. No issuer of securities or industry represents more than 3.6% and 16.0%, respectively, of the total estimated fair value, or 4.6% and 11.9%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$57,982	$411	$587	$21	$58,569	$432

Obligations of States and Political Subdivisions	202,496	1,244	13,562	203	216,058	1,447

Corporate and Bank Debt Securities	147,156	1,719	1,426	26	148,582	1,745

Asset Backed Securities	30,180	266	4,435	167	34,615	433

Mortgage Pass-Through Securities	88,155	240	6,805	243	94,960	483

Collateralized Mortgage Obligations	31,503	288	3,812	129	35,315	417

Total Fixed Maturities Available for Sale	557,472	4,168	30,627	789	588,099	4,957

Equity Securities	6,709	370	—	—	6,709	370

Total Investments	$564,181	$4,538	$30,627	$789	$594,808	$5,327

Based upon the Company’s impairment evaluation as of December 31, 2004, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

During 2004 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $1.9 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $30.7 million and $7.5 million, respectively. During 2003 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $0.8 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.1 million and $4.4 million, respectively. The decision to sell these securities was based upon management’s assessment of economic conditions.

The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders’ equity at December 31, 2004.

The cost and estimated market value of fixed maturity securities at December 31, 2004, by remaining contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
	Cost (1)	Value (2)
Due in One Year or Less	$74,930	$75,089
Due After One Year Through Five Years	293,054	294,265
Due After Five Years through Ten Years	263,826	266,441
Due After Ten Years	267,017	272,735
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	388,267	391,174

	$1,287,094	$1,299,704

(1)	Original cost adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.

The sources of net investment income for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

	2004	2003	2002
Fixed Maturities	$47,739	$41,393	$37,959
Equity Securities	2,046	1,373	706
Cash and Cash Equivalents	1,443	656	1,113

Total Investment Income	51,228	43,422	39,778
Funds Held Interest Credit	(4,853)	(2,318)	—
Investment Expense	(2,885)	(2,298)	(2,262)

Net Investment Income	$43,490	$38,806	$37,516

During the fourth quarter of 2004 the Company sold one fixed maturity security which was non–income producing. There were no remaining non-income producing fixed maturity securities as of December 31, 2004. Investment expense includes $0.0 million, $0.0 million, and $0.1 million, in investment management fees paid to a director of the Company in 2004, 2003, and 2002, respectively. These transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other investment advisors.

Realized pre-tax investment gains (losses) for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

	2004	2003	2002
Fixed Maturities
Gross Realized Gains	$5,472	$7,832	$3,771
Gross Realized Losses	7,437	(4,718)	(1,952)

Net Gain (Loss)	(1,965)	3,114	1,819

Equity Securities
Gross Realized Gains	8,340	4,903	177
Gross Realized Losses	5,614	(7,223)	(5,367)

Net Gain (Loss)	2,726	(2,320)	(5,190)

Total Net Realized Investment Gain (Loss)	$761	$794	$(3,371)

4. Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, on deposit with the various states in which they are licensed insurers. The carrying value of the securities on deposit was $15.3 million and $15.5 million as of December 31, 2004 and 2003, respectively.

Additionally, the Insurance Subsidiaries have investments, principally pass-through mortgage backed and collateralized mortgage obligation securities, which collateralize the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 9. The carrying value of these investments was $46.8 million and $59.1 million as of December 31, 2004 and 2003, respectively.

PIIC and PIC are required to hold a certain minimum amount of Federal Home Loan Bank of Pittsburgh common stock as a requirement of membership in the Federal Home Loan Bank of Pittsburgh. The required minimum amount of common stock is based on the amount of PIIC’s and PIC’s outstanding borrowings plus the unused maximum borrowing capacity, as defined by the Federal Home Loan Bank of Pittsburgh. As of December 31, 2004, the carrying value of Federal Home Loan Bank of Pittsburgh common stock was $1.8 million.

5. Trust Accounts

The Company maintains investments in trust accounts under reinsurance agreements with unrelated insurance companies. These investments collateralize the Company’s obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income, resulting from investment of these assets are distributed to the Company on a monthly basis. At December 31, 2004 and 2003 the carrying values of these trust fund investments were $1.7 million.

The Company’s share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.

6. Property and Equipment

The following table summarizes property and equipment at December 31, 2004 and 2003 (dollars in thousands):

	December 31,		Estimated Useful
	2004	2003	Lives (Years)
Furniture, Fixtures and Automobiles	$6,027	$5,225	5

Information Systems Technology Costs	18,434	13,257	5

Software, Computer Hardware and Telephone Equipment	12,666	11,039	3 – 7

Land and Building	3,602	3,598	40

Leasehold Improvements	2,344	2,186	10 –12

	43,073	35,305

Accumulated Depreciation and Amortization	(21,792)	(18,484)

Property and Equipment	$21,281	$16,821

At December 31, 2004, costs incurred for Property and Equipment not yet placed in service was $3.6 million. Amortization of information systems technology costs was $1.9 million, $1.1 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation expense, excluding amortization of information systems technology costs, was $1.5 million, $1.6 million and $1.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

7. Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for Unpaid Loss and Loss Adjustment Expenses is summarized as follows (in thousands):

	2004	2003	2002
Balance at January 1,	$627,086	$445,548	$302,733
Less Reinsurance Recoverables	145,591	85,837	52,599

Net Balance at January 1,	481,495	359,711	250,134

Incurred related to:
Current Year	440,989	314,609	239,834
Prior Years	35,126	44,568	27,599

Total Incurred	476,115	359,177	267,433

Paid related to:
Current Year	107,129	69,905	58,530
Prior Years	178,762	167,488	99,326

Total Paid	285,891	237,393	157,856

Net Balance at December 31,	671,719	481,495	359,711
Plus Reinsurance Recoverables	324,948	145,591	85,837

Balance at December 31,	$996,667	$627,086	$445,548

During 2004 the company increased its estimated gross and net ultimate losses and loss adjustment expenses primarily for accident years 1997 through 2002 and decreased its estimated gross and net ultimate losses and loss adjustment expenses for accident year 2003 by the following amounts:

(In millions)

	Gross Basis
	increase (decrease)
	Professional
	Liability	General Liability	Commercial Auto
Accident Year	Coverages	Coverages	Coverages	Other	Total
2003	$9.4	$(20.9)	$(24.2)	$(1.8)	$(37.5)
2002	$22.4	$11.9	$8.4	$2.7	$45.4
2001	$17.3	$2.0	$2.4	$4.4	$26.1
2000 & Prior	$7.8	$2.3	$2.6	$0.6	$13.3

Calendar Year	$56.9	$(4.7)	$(10.8)	$5.9	$47.3

(In millions)

	Net Basis
	increase (decrease)
	Professional
	Liability	General Liability	Commercial Auto
Accident Year	Coverages	Coverages	Coverages	Other	Total
2003	$2.4	$(13.1)	$(21.9)	$(1.7)	$(34.3)
2002	$16.8	$13.3	$10.2	$2.9	$43.2
2001	$7.9	$4.1	$2.8	$2.0	$16.8
2000 & Prior	$2.3	$0.4	$5.3	$1.4	$9.4

Calendar Year	$29.4	$4.7	$(3.6)	$4.6	$35.1

The increase in accident years 1997 through 2002 is principally attributable to case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile coverages in the commercial lines segment. The decrease in accident year 2003 is principally attributable to better than expected claim frequency primarily for general liability and commercial automobile coverages in the commercial lines segment.

During 2003 the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:

-	The Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $38.8 million. As of December 31, 2003 the Company’s total liability for gross and net unpaid loss and loss adjustment expenses for these policies is estimated to be $30.3 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. The increase in the estimated gross and net loss was a result of:

•	Adverse trends further deteriorating in both claims frequency and severity for leases expiring in 2003. During the second quarter of 2003, the Company engaged a consulting firm to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the study and subsequent evaluation by the Company the Company changed its assumptions relating to future frequency and severity of losses, and increased the estimate for unpaid loss and loss adjustment expenses by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins, daily rental units being sold into the market earlier and in greater numbers than expected, further adding to the over supply of used cars and the overall uncertain economic conditions.

•	The Company entering into an agreement with U.S. Bank, N.A. d/b/a Firstar Bank (“Firstar”) for residual value insurance policies purchased by Firstar. Under the terms of the agreement, the Company paid Firstar $27.5 million in satisfaction of any and all claims made or which could have been made by Firstar under the residual value policies. The Company increased the gross and net reserves for loss and loss adjustment expenses from $21.7 million to $27.5 million.

-	The Company increased its estimate for unpaid loss and loss adjustment expenses for non residual value policies by $43.5 million ($30.8 million net of reinsurance recoverables) primarily for accident years 1999 to 2001 and decreased its estimate of the unpaid loss and loss adjustment expenses by $30.6 million ($25.0 million net of reinsurance recoverables) for the 2002 accident year. The increase in accident years 1999 to 2001 is principally attributable to:

•	$19.6 million ($13.7 million net of reinsurance recoverables) of development in professional liability products as a result of case reserves developing greater than anticipated from the year-end 2002 ultimate loss estimate; $18.1 million ($11.1 million net of reinsurance recoverables) of development in the automobile and general liability coverages for commercial package products due to losses developing beyond the underlying pricing assumptions; and $5.8 million ($6.0 million net of reinsurance recoverables) of development in the commercial automobile excess liability insurance and GAP commercial automobile products due to losses developing beyond the underlying pricing assumptions.

-	The decrease in unpaid loss and loss adjustment expenses in accident year 2002 is principally attributable to:

•	$4.2 million ($4.7 million net of reinsurance recoverables) and $26.4 million ($20.3 million net of reinsurance recoverables) of favorable development in professional liability products and commercial package products, respectively, due to conservative initial loss estimates combined with favorable product pricing.

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

	As of and For the	As of and For the
	Year Ended December	Year Ended December
	31, 2004	31, 2003
Funds Held Payable to Reinsurer Balance at Beginning of Period	$110,011	$—

Net Written Premiums Ceded	94,474	199,358
Reinsurer Expense Allowance	(3,318)	(7,376)
Provisional Commission	(48,971)	(73,933)
Paid Loss and Loss Adjustment Expenses	(25,585)	(10,701)
Interest Credit	4,853	2,318
Other	(345)	345

Subtotal Activity	21,108	110,011

Funds Held Payable to Reinsurer Balance at End of Period	$131,119	$110,011

The Company has also accrued a profit commission receivable, which is recorded in Other Assets, based upon the experience of the underlying business ceded to this reinsurance agreement, in the amounts of $16.7 million and $5.4 million for the year ended December 31, 2004 and 2003, respectively. The profit commission reduces ceded written and earned premiums and increases net written and earned premiums.

9. Loans Payable

The Company had aggregate borrowings of $33.4 million and $48.5 million as of December 31, 2004 and 2003, respectively, from the Federal Home Loan Bank of Pittsburgh. These borrowings bear interest at adjusted LIBOR and mature twelve months or less from inception. The proceeds from these borrowings are invested in asset backed and collateralized mortgage obligation securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates. The weighted-average interest rate on borrowings outstanding as of December 31, 2004 was 2.52%.

10. Income Taxes

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Assets:
Excess of Tax Over Financial Reporting Earned Premium	$30,862	$21,142
Loss Reserve Discounting	27,376	19,868
Excess of Financial Reporting Over Tax Net Realized Investment Losses	1,855	6,720
Excess of Financial Reporting Over Tax Guaranty Fund Expense	1,382	1,370
Deferred Compensation	616	471
Other Assets	85	1,083

Total Assets	62,176	50,654

Liabilities:
Deferred Acquisition Costs	32,077	19,701
Unrealized Appreciation of Securities	10,660	9,001
Property and Equipment Basis	1,919	985
Excess of Financial Reporting Over Tax Net Investment Income	1,074	892
Other Liabilities	2,050	1,928

Total Liabilities	47,780	32,507

Net Deferred Income Tax Asset	$14,396	$18,147

The following table summarizes the differences between the Company’s effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

	Amount of Tax	Percent
For the year ended December 31, 2004:
Federal Tax at Statutory Rate	$41,627	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(6,439)	(5)
Other, Net	62	—

Income Tax Expense	$35,250	30%

For the year ended December 31, 2003:
Federal Tax at Statutory Rate	$31,404	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(4,522)	(5)
Other, Net	657	1

Income Tax Expense	$27,539	31%

For the year ended December 31, 2002:
Federal Tax at Statutory Rate	$17,170	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(2,525)	(5)
Other, Net	657	1

Income Tax Expense	$15,302	31%

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

11. Shareholders’ Equity

Basic and diluted earnings per share are calculated as follows (dollars and share data in thousands, except per share data):

	As of and For the Years Ended December 31,
	2004	2003	2002
Weighted-Average Common Shares Outstanding	22,155	21,909	21,611

Weighted-Average Share Equivalents Outstanding	1,152	751	682

Weighted-Average Shares and Share Equivalents Outstanding	23,307	22,660	22,293

Net Income	$83,683	$62,187	$33,753

Basic Earnings Per Share	$3.78	$2.84	$1.56

Diluted Earnings Per Share	$3.59	$2.74	$1.51

The number of weighted share equivalents not included in the weighted-average share equivalents outstanding calculation amounted to 24, 2,730 and 9,620 for the years ended December 31, 2004, 2003 and 2002, respectively.

Under the Company’s stock option plan, stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options are primarily exercisable after the expiration of five years following the grant date. Under this plan, as amended, the Company has reserved 5,500,000 shares of common stock for issuance pursuant to options granted under the plan. As of December 31, 2004, 1,645,975 shares of common stock remain reserved for future issuance pursuant to options granted under this plan.

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

The following table presents certain information regarding the Company’s stock option plan.

	2004		2003		2002
		Exercise Price		Exercise Price		Exercise Price
	Options	Per Option(1)	Options	Per Option(1)	Options	Per Option(1)
Outstanding at beginning of year	2,234,700	$27.55	1,890,075	$24.82	1,453,075	$19.32
Granted	480,250	$53.10	484,000	$36.60	549,500	$36.14
Exercised	(67,250)	$17.12	(106,375)	$19.34	(107,000)	$8.07
Canceled	(4,000)	$44.91	(33,000)	$30.68	(5,500)	$29.60

Outstanding at end of year	2,643,700	$32.59	2,234,700	$27.55	1,890,075	$24.82

Exercisable at end of year	454,450		323,200		194,950

Weighted-average fair value of options granted during the year (2)		$18.63		$11.27		$14.46

	Outstanding	Exercise Price	Remaining		Exercise Price
	At December	Per	Contractual Life	Exercisable at	Per
Range of Exercise Prices	31, 2004	Option(1)	(Years)(1)	December 31, 2004	Option(1)
$8.13 to $9.31	176,800	$9.05	1.4	176,800	$9.05
$13.88 to $19.75	362,500	$14.97	4.8	185,000	$15.17
$20.50 to $27.00	505,650	$25.33	5.8	64,650	$29.40
$27.31 to $34.63	395,000	$30.60	7.6	—	—
$36.05 to $57.43	1,203,750	$45.06	8.5	28,000	$38.48

	2,643,700	$32.59		454,450	$16.25

(1)	Weighted Average.

(2)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

The Company has established the following stock purchase plans:

Employee Stock Purchase Plan (the “Stock Purchase Plan”): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan as amended is 1,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 46,666 and 36,265 shares in 2004 and 2003, respectively. The weighted-average fair value of those purchase rights granted in 2004 and 2003 was $8.37 and $6.00, respectively.

The Nonqualified Employee Stock Purchase Plan (the “Nonqualified Stock Plan”): The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 1,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company issued 130,274 and 5,939 shares in 2004 and 2003, respectively. The weighted-average fair value of those purchase rights granted in 2004 and 2003 was $8.37 and $6.00, respectively.

Directors Stock Purchase Plan (“Directors Plan”): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 50,000. Non-employee Directors, during monthly offering periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 5,209 and 3,325 shares in 2004 and 2003, respectively. The weighted-average fair value of those purchase rights granted in 2004 and 2003 was $8.43 and $5.96, respectively.

Preferred Agents Stock Purchase Plan (“Preferred Agents Plan”): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 200,000. Eligible Preferred Agents during designated offering periods may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Preferred Agents Plan, the Company issued 20,999 and 7,056 shares in 2004 and 2003, respectively. The weighted-average fair value of those purchase rights granted in 2004 and 2003 was $8.37 and $6.00, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	2004	2003	2002
Expected Stock Volatility	28.3%	23.2%	33.0%
Risk-Free Interest Rate	3.8%	3.1%	4.1%
Expected Option Life (Years)	6.0	6.0	6.0
Expected Dividends	0.0%	0.0%	0.0%

12. Stock Repurchase Authorization

During the three years ended December 31, 2004, the Company repurchased 0.1 million shares for approximately $2.3 million under its stock repurchase authorization. At December 31, 2004, $45.0 million remains under a $75.3 million stock purchase authorization.

13. Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders.

The loss and loss adjustment expense reserves ceded under such arrangements were $324.9 million and $145.6 million at December 31, 2004 and 2003, respectively. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance reserves (excluding reserves ceded to voluntary and mandatory pool mechanisms) that are with companies rated “A” (Excellent) or better by A.M. Best Company is 95.8% and 99.3% as of December 31, 2004 and 2003, respectively. Additionally, approximately 1%, 1% and 1% of the Company’s net written premiums for the years ended December 31, 2004, 2003, and 2002, respectively, were assumed from an unrelated reinsurance company.

As of December 31, 2004, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and unearned premium less reinsurance receivables secured by collateral.

	Reinsurance	A.M. Best Ratings
	Receivables	(As of December 31, 2004)
(Dollars in millions)
Swiss Reinsurance America Corporation	$66.4	A+
American Reinsurance Company	23.3	A+
Empire Fire & Marine Insurance Company	22.2	A
Liberty Mutual Insurance Company	21.2	A

	$133.1

Approximately $14.5 million of the Company’s reinsurance receivable balances at December 31, 2004 are with Converium Reinsurance North American Inc. (“CRNA”). During the third quarter of 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff, of the $14.5 million reinsurance receivable balances with CRNA, $2.5 million are receivables on paid losses and $12.0 million are receivables on unpaid loss and loss adjustment expense. The Company is monitoring CRNA’s ability to pay claims, and at this time, believes, that the amounts with CRNA will be collectible.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

	Written	Earned
For the Year Ended December 31, 2004:
Direct Business	$1,166,966	$1,055,152
Reinsurance Assumed	4,351	6,905
Reinsurance Ceded	256,785	291,809

Net Premiums	$914,532	$770,248

Percentage Assumed of Net	0.5%	0.9%

For the Year Ended December 31, 2003:
Direct Business	$898,170	$784,445
Reinsurance Assumed	7,823	5,053
Reinsurance Ceded	303,693	214,980

Net Premiums	$602,300	$574,518

Percentage Assumed of Net	1.3%	0.9%

For the Year Ended December 31, 2002:
Direct Business	$660,789	$550,443
Reinsurance Assumed	2,950	5,042
Reinsurance Ceded	144,032	134,299

Net Premiums	$519,707	$421,186

Percentage Assumed of Net	0.6%	1.2%

14. Compensation Plans

The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 75% of the participant’s pre-tax contribution, subject to a maximum of 6% of the participant’s eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company’s contribution upon completion of four years of service. The Company’s total contributions to the plan were $1.2 million, $0.9 million and $0.8 million in 2004, 2003, and 2002, respectively.

The Company sponsors an unfunded nonqualified key employee deferred compensation plan. Under the plan deferred compensation benefits are provided through deferrals of base salary and bonus compensation (“Employee Deferrals”) and discretionary contributions by the Company (“Employer Contributions”) for a select group of management and highly compensated employees of the Company and its subsidiaries. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s interest in the portion of his or her plan deferral account that is attributable to Employee Deferrals are fully vested at all times. That portion of a participant’s plan deferral account attributable to Employer Contributions generally will vest over the course of a five year period beginning on the last day of the first year after the plan year for which the Employer Contribution was made. The amounts in each participant’s plan deferral account represent an obligation of the Company to pay the participant at some time in the future. The Company had a deferred compensation obligation pursuant to the plan amounting to $3.2 million and $1.8 million as of December 31, 2004 and 2003, respectively.

The Company also sponsors an unfunded nonqualified executive deferred compensation plan. Under the plan deferred compensation benefits are provided by the Company through deferrals of base salary and bonus compensation for management and highly compensated executives designated by the Board of Directors. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s benefit under the plan is the amount of such participant’s plan deferral amount. The Company had a deferred compensation obligation pursuant to the plan amounting to $1.1 million and $0.8 million as of December 31, 2004 and 2003, respectively.

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

The Company currently leases office space to serve as its headquarters location and 36 field offices for its production underwriters. In addition, the Company leases certain computer equipment. Rental expense for these operating leases was $4.0 million, $3.5 million and $3.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 were as follows (in thousands):

Year Ending December 31:
2005	$5,220
2006	4,848
2007	4,387
2008	1,386
2009 and Thereafter	572

Total Minimum Payments Required	$16,413

Under the terms of an employment agreement with James J. Maguire, Philadelphia Insurance’s Chairman, the Company is required to pay a bonus of two million dollars ($2,000,000) in the event that the closing price on any five consecutive trading days prior to May 1, 2009 of Philadelphia Insurance’s common stock is equal to or greater than $80 per share (such price shall be appropriately adjusted in the event of any stock split, stock dividend or stock combinations affecting the shares of Philadelphia Insurance’s common stock generally) and at such time the employee is still an employee of MIA or any affiliate thereof. Notwithstanding the foregoing, if such employment is terminated subsequent to a Hostile Change Of Control, as that term is defined in the employment agreement, then the employee need not be employed by Philadelphia Insurance or an affiliate when the closing price reaches such amount. The employee would also receive such bonus if prior to May 1, 2009 there has been a Hostile Change of Control and subsequent thereto Philadelphia Insurance’s common stock is no longer publicly traded.

At December 31, 2004 the Company has open commitments of $2.9 million under certain limited partnership and information technology development agreements.

16. Summary of Quarterly Financial Information — Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2004 and 2003 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004 (1)(2)	2004 (1)(2)	2004 (1)(2)	2004 (1)(2)
Net Earned Premiums	$171,422	$189,563	$187,845	$221,418
Net Investment Income	$9,973	$10,800	$10,896	$11,821
Net Realized Investment Gain (Loss)	$1,778	$(1,061)	$268	$(224)
Net Loss and Loss Adjustment Expenses	$96,243	$107,317	$147,769	$124,786
Acquisition Costs and Other Underwriting Expenses	$47,354	$51,272	$56,863	$58,880

Net Income (Loss)	$12,428	$26,667	$(2,095)	$32,351

Basic Earnings (Loss) Per Share	$1.22	$1.21	$(0.09)	$1.45
Diluted Earnings (Loss) Per Share	$1.16	$1.15	$(0.09)	$1.38

Weighted-Average Common Shares Outstanding	22,018,270	22,111,232	22,230,729	22,257,090
Weighted-Average Share Equivalents Outstanding	1,082,611	1,081,954	1,132,451	1,258,771

Weighted-Average Shares and Share Equivalents Outstanding	23,100,881	23,193,186	23,363,180	23,515,861

	March 31,	June 30,	September 30,	December 31,
	2003(4)	2003(3)(4)	2003(3)(4)	2003(3)(4)
Net Earned Premiums	$148,362	$123,349	$146,676	$156,131
Net Investment Income	$9,805	$9,370	$9,173	$10,458
Net Realized Investment Gain (Loss)	$(1,133)	$(650)	$474	$2,103
Net Loss and Loss Adjustment Expenses	$90,360	$93,026	$79,405	$96,386
Acquisition Costs and Other Underwriting Expenses	$46,420	$32,158	$41,542	$42,792

Net Income	$13,233	$4,863	$23,575	$20,517

Basic Earnings Per Share	$0.61	$0.22	$1.08	$0.93
Diluted Earnings Per Share	$0.59	$0.22	$1.04	$0.89

Weighted-Average Common Shares Outstanding	21,865,269	21,860,396	21,913,053	21,994,960
Weighted-Average Share Equivalents Outstanding	562,552	706,608	787,627	981,017

Weighted-Average Shares and Share Equivalents Outstanding	22,427,821	22,567,004	22,700,680	22,975,977

(1)	Net Earned Premiums for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 includes accrued profit commissions on certain reinsurance contracts of $4.2 million, $4.5 million, $4.6 million and $2.3 million, respectively.

(2)	Net Realized Investment Gain (Loss) for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 includes non-cash realized losses of $1.0 million, $1.7 million, $5.7 million, and $1.5 million, respectively, as a result of impairment evaluations.

(3)	Net Earned Premiums for the three months ended June 30, 2003, September 30, 2003 and December 31, 2003 includes accrued profit commissions on certain reinsurance contracts of $1.9 million, $4.0 million and $4.6 million, respectively.

(4)	Net Realized Investment Gain (Loss) for the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 includes non-cash realized losses of $1.5 million, $1.7 million, $0.4 million and $6.7 million, respectively, as a result of impairment evaluations.

17. Segment Information

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

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2004:

Gross Written Premiums	$874,018	$184,419	$112,880	$—	$1,171,317

Net Written Premiums	$720,639	$154,130	$39,763	$—	$914,532

Revenue:
Net Earned Premiums	$614,151	$134,050	$22,047	$—	$770,248
Net Investment Income	—	—	—	43,490	43,490
Net Realized Investment Gain	—	—	—	761	761
Other Income	—	—	3,426	931	4,357

Total Revenue	614,151	134,050	25,473	45,182	818,856

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	303,847	123,597	48,671	—	476,115
Acquisition Costs and Other Underwriting Expenses	—	—	—	214,369	214,369
Other Operating Expenses	—	—	1,969	7,470	9,439

Total Losses and Expenses	303,847	123,597	50,640	221,839	699,923

Income Before Income Taxes	310,304	10,453	(25,167)	(176,657)	118,933

Total Income Tax Expense	—	—	—	35,250	35,250

Net Income	$310,304	$10,453	$(25,167)	$(211,907)	$83,683

Total Assets	$—	$—	$248,031	$2,237,625	$2,485,656

2003:

Gross Written Premiums	$662,339	$154,105	$89,549	$—	$905,993

Net Written Premiums	$463,853	$107,911	$30,536	$—	$602,300

Revenue:
Net Earned Premiums	$431,535	$108,809	$34,174	$—	$574,518
Net Investment Income	—	—	—	38,806	38,806
Net Realized Investment Gain	—	—	—	794	794
Other Income	—	—	5,092	427	5,519

Total Revenue	431,535	108,809	39,266	40,027	619,637

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	273,487	65,075	20,615	—	359,177
Acquisition Costs and Other Underwriting Expenses	—	—	—	162,912	162,912
Other Operating Expenses	—	—	4,050	3,772	7,822

Total Losses and Expenses	273,487	65,075	24,665	166,684	529,911

Income Before Income Taxes	158,048	43,734	14,601	(126,657)	89,726

Total Income Tax Expense	—	—	—	27,539	27,539

Net Income	$158,048	$43,734	$14,601	$(154,196)	$62,187

Total Assets	$—	$—	$148,409	$1,722,532	$1,870,941

2002:

Gross Written Premiums	$473,100	$110,176	$80,463	$—	$663,739

Net Written Premiums	$380,991	$101,623	$37,093	$—	$519,707

Revenue:
Net Earned Premiums	$297,635	$85,030	$35,057	$—	$417,722
Net Investment Income	—	—	—	37,516	37,516
Net Realized Investment Loss	—	—	—	(3,371)	(3,371)
Other Income	—	—	645	266	911

Total Revenue	297,635	85,030	35,702	34,411	452,778

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	202,604	43,310	21,519	—	267,433
Acquisition Costs and Other Underwriting Expenses	—	—	—	129,918	129,918
Other Operating Expenses	—	—	130	6,242	6,372

Total Losses and Expenses	202,604	43,310	21,649	136,160	403,723

Income Before Income Taxes	95,031	41,720	14,053	(101,749)	49,055

Total Income Tax Expense	—	—	—	15,302	15,302

Net Income	$95,031	$41,720	$14,053	$(117,051)	$33,753

Total Assets	$—	$—	$135,753	$1,222,581	$1,358,334

18. Subsequent Event

During February 2005, the Company entered into a Reinsurance Commutation and Release Agreement effective as of January 1, 2005 with respect to the 2003 Whole Account Net Quota Share Reinsurance contract. As a result of this commutation, the Company reduced its Funds Held Payable to Reinsurer liability by approximately $76.7 million, offset by an increase to its net Unpaid Loss and Loss Adjustment Expenses by $64.3 million, an increase to its net Unearned Premiums by $0.2 million and a reduction to its previously recorded profit commission receivable by approximately $12.2 million, in each case effective as of January 1, 2005. No gain or loss was realized as a result of this commutation.

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

(c)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Because of its inherent limitations, internal control over the financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(d)	The Report of Independent Registered Public Accounting Firm on internal control over financial reporting is included in this Annual Report on Form 10-K immediately before the consolidated financial statements.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s director and executive officers required by this Item is incorporated by reference to the Proxy Statement under the caption “Management-Directors and Executive Officers”.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement under the captions “Executive Compensation”, “Stock Option Grants”, “Stock Option Exercises and Holdings” and “Directors Compensation”.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information required by this Item is incorporated by reference to the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

(b)	Equity Compensation Plan Information

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2004:

	Number of
	securities to be
	issued upon	Weighted-average	Number of securities remaining
	exercise of	exercise price of	available for future issuance
	outstanding	outstanding	under equity compensation plans
	options, warrants	options, warrants	(excluding securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,643,700	$32.59	2,621,325 (1)

Equity compensation plans not approved by security holders	—	—	147,451 (2)

Total	2,643,700	$32.59	2,768,776

(1) Includes 622,505, 342,532, 1,645,975 and 10,313 shares of the Company’s common stock available for future issuance under the Company’s Non-Qualified Employee Stock Purchase Plan, Employee Stock Purchase Plan, Employee Stock Option Plan and Directors Stock Purchase Plan, respectively.

(2) These shares of the Company’s common stock are available for future issuance under a stock purchase plan for the Company’s eligible Preferred Agents approved by the Company’s Board of Directors. Under this Plan the Company’s eligible Preferred Agents may purchase shares of the Company’s common stock during 30 day offering periods as designated by the Company’s Preferred Agent Committee at a per share price equal to 85% of the lesser of the fair market value of a share of the Company’s common stock on the first business day of the offering period or the last day of the offering period. Any shares purchased pursuant to the Plan are restricted for a period of two-years, measured from the first day of the relevant offering period, and no eligible Preferred Agent is permitted to purchase shares under the plan during any three consecutive calendar years having an aggregate value in excess of $100,000.

(1)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Proxy Statement under the caption “Additional Information Regarding the Board”.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15. — EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Financial Statements and Exhibits

     1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 43 are filed as part of this Report.

     2. Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.		Description
3.1	A	Articles of Incorporation of Philadelphia Insurance, as amended to date.

3.1.1	A	Amendment to Articles of Incorporation of Philadelphia Insurance.

3.1.2	L	Amendment to Articles of Incorporation, Philadelphia Consolidated Holding Corp.

3.2	A	By-laws of Philadelphia Insurance, as amended to date.

10.1	A (1)	Amended and Restated Key Employees’ Stock Option Plan.

10.1.1	H (1)	Amended and Restated Key Employees’ Stock Option Plan.

10.2	A (1)	Key Employees’ Stock Bonus Plan.

10.2.1	A (1)	Excerpt of Board of Directors and Shareholders Resolution amending Key Employees’ Stock Bonus Plan.

10.3	A	General Agency Agreement, effective December 1, 1987, between MIA and Providence Washington Insurance Company, as amended to date, together with related Quota Share Reinsurance Agreements, as amended to date.

10.4	A	E & O Insurance Policy effective July 20, 1993.

10.4.1	G	E & O Insurance Policy effective July 20, 1996.

10.4.2	I	E & O Insurance Policy effective July 20, 1997.

10.5	A	Minutes of the Board of Directors Meeting dated October 20, 1992, and excerpts from the Minutes of the Board of Directors Meeting dated November 16, 1992.

10.6	A (1)	Letter dated July 9, 1993 from James J. Maguire, confirming verbal agreements concerning options.

10.7	A (1)	James J. Maguire Stock Option Agreements.

10.7.1	C (1)	Amendment to James J. Maguire Stock Option Agreements.

10.8	A (1)	Wheelways Salary Savings Plus Plan Summary Plan Description.

10.9	A	Key Man Life Insurance Policies on James J. Maguire

10.10	A	Reinsurance Pooling Agreement dated August 14, 1992, between PIIC and PIC.

10.11	A	Tax Sharing Agreement, dated July 16, 1987, between Philadelphia Insurance and PIC, as amended to date.

10.12	A	Tax Sharing Agreement, dated November 1, 1986, between Philadelphia Insurance and PIIC, as amended to date.

10.13	A (1)	Management Agreement dated May 20, 1991, between PIIC and MIA, as amended to date.

10.13.1	G (1)	Management Agreement dated May 20, 1991, between PIIC and MIA, as amended September 25, 1996.

10.14	A (1)	Management Agreement dated October 23, 1991, between PIC and MIA, as amended to date.

10.14.1	G (1)	Management Agreement dated October 23, 1991, between PIC and MIA, as amended September 25, 1996.

10.15	A	General Mutual Release and Settlement of All Claims dated July 2, 1993, with the Liquidator of Integrity Insurance Company.

10.16	A	Settlement Agreement and General Release with Robert J. Wilkin, Jr., dated August 18, 1993.

10.17	B	Lease tracking portfolio assignment agreement.

10.18	D (1)	James J. Maguire Split Dollar Life Insurance Agreement, Collateral Assignment and Joint and Last Survivor Flexible Premium Adjustable Life Insurance Policy Survivorship Life.

10.19	E	Allenbrook Software License Agreement, dated September 26, 1995.

10.20	E	Sublease Agreement dated August 24, 1995 with CoreStates Bank, N.A.

10.21	E	Lease Agreement dated August 30, 1995 with The Prudential Insurance Company of America.

10.22	F (1)	Employee Stock Purchase Plan.

Exhibit No.		Description
10.23	F (1)	Cash Bonus Plan.

10.24	F (1)	Executive Deferred Compensation Plan.

10.25	H (1)	Directors Stock Purchase Plan

10.26	I	Lease Agreement dated May 8, 1997 with Bala Plaza, Inc.

10.27	I	Casualty Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Property Per Risk Excess of Loss Reinsurance Agreement effective January 1, 1997 and Property Facultative Excess of Loss Automatic Reinsurance Agreement effective January 1, 1997.

10.28	I	Automobile Leasing Residual Value Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Second Casualty Excess of Loss Reinsurance Agreement, effective January 1, 1997.

10.29	J	Inspire Software License Agreement, dated December 31, 1998.

10.30	J	Lease Agreement dated July 6, 1998 with Bala Plaza, Inc.

10.31	K	Plan and Agreement of Merger Between Philadelphia Consolidated Holding Corp. and The Jerger Co. Inc.

10.32	L	Philadelphia Insurance Companies Non Qualified Employee Stock Purchase Plan — incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (file no. 333-91216) filed with the Securities and Exchange Commission on June 26, 2002.

10.33	L	Philadelphia Consolidated Holding Corp. Employee’s Stock Option Plan (Amended and Restated Effective March 24, 2002) — incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (file no. 333-91218) filed with the Securities and Exchange Commission on June 26, 2002.

10.34	L	Philadelphia Insurance Companies Key Employee Deferred Compensation Plan — incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (file no. 333-90534) filed with the Securities and Exchange Commission on June 14, 2002.

10.35	L (1)	Employment Agreement with James J. Maguire, Jr. effective June 1, 2002.

10.36	L (1)	Employment Agreement with Sean S. Sweeney effective June 1, 2002.

10.37	L (1)	Employment Agreement with Craig P. Keller effective June 1, 2002.

10.38	M (1)	Employment Agreement with James J. Maguire effective June 1, 2002.

10.39	M (1)	Employment Agreement with Christopher J. Maguire effective June 1, 2002.

10.40	N	AQS, Inc. Software License Agreement, dated October 1, 2002.

10.41	N(1)	Employment Agreement with P. Daniel Eldridge effective October 1, 2002.

10.42	O	Florida Hurricane Catastrophe Fund Reimbursement Contract Effective June 1, 2003.

10.43	P	Quota Share Reinsurance Contract with Swiss Reinsurance America Corporation effective May 15, 2003 covering policies within the Custom Harvest Program.

10.44	P	Excess of Loss Agreement of Reinsurance No. 9034 with General Reinsurance Corporation effective January 1, 2003.

10.45	P	Addendum No. 3 to the Casualty Excess of Loss Reinsurance Agreement No. TC988A, B with Swiss Reinsurance American Corporation effective January 1, 2003.

10.46	P	Property Excess of Loss Agreement of Reinsurance No. TP1600E with Swiss Reinsurance America Corporation effective January 1, 2003.

10.47	P	Casualty Excess of Loss Reinsurance Contract with American Re-Insurance Company, Converium Reinsurance (North America) Inc., Endurance Specialty Insurance Limited, Liberty Mutual Insurance Company effective January 1, 2003.

10.48	Q	Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015555 and Philadelphia Indemnity Insurance Company Master Policy PHUB015555-01.

10.49	Q	Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015557 and Philadelphia Indemnity Insurance Company Master Policy PHUB015557-01.

10.50	Q	Non Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and Liabilities Agreement (s) effective June 1, 2003.

10.51	Q	Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and Liabilities Agreement (s) effective June 1, 2003.

10.52	Q	Excess Catastrophe Reinsurance Contract with Federal Insurance Company through Chubb Re, Inc. effective June 1, 2003.

10.53	Q	Whole Account Net Quota Share Reinsurance Contract with Federal Insurance Company through Chubb Re, Inc. and Swiss Reinsurance America Corporation effective April 1, 2003.

Exhibit No.		Description
10.54	R	Whole Account Net Quota Share Reinsurance Contract effective as of January 1, 2004 (Addendum No. 1)

10.55	R	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective as of June 1, 2004

10.56	R	Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2004

10.57	R	Property Per Risk 1st and 2nd Excess Reinsurance Contract effective as of January 1, 2004 (Endorsement No. 1)

10.58	R(1)	Amended and Restated Employment Agreement with James J. Maguire effective as of January 1, 2004

10.59	S	Gap Quota Share Reinsurance Contract effective as of April 1, 2004

10.60	S	Casualty Excess of Loss Reinsurance contract effective January 1, 2004 (Preliminary Agreement). The participating reinsurers are ACE Tempest Re USA Inc., Allied World Assurance Company, American Re-Insurance Company and Liberty Mutual Insurance

10.61	S	Casualty (Clash) Excess of Loss effective January 1, 2004

10.62	S	Casualty Semi-Automatic Facultative Excess of Loss reinsurance binder with Berkley Insurance Company effective April 1, 2004

10.63	S	Casualty Automatic Facultative certificate with B F Re Underwriters, LLC effective June 1, 2004. RE Philadelphia Insurance Companies certificate number 423004P1

10.64	S	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Liberty American Insurance Company)

10.65	S	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Mobile USA Insurance Company)

10.66	S	Excess Catastrophe Reinsurance Contract effective June 1, 2004 (Preliminary Agreement).

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

The participating reinsurers on the $20.0 million excess of $20 million in coverage are American Re Broker Market, AXIS Specialty Limited (Bermuda), Everest Reinsurance Company, Folksamerica Reinsurance Company, GE Frankona Ruckversicherungs , General Reinsurance Corporation, Munchener Ruckversicherungs — Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Renaissance Reinsurance Limited (Bermuda), Swiss Reinsurance America, Swiss Re Underwriting Agency Inc., Transatlantic Reinsurance Co., Aspen Insurance UK LTD., Syndicate #0033, Syndicate #0623, Syndicate #2623, and Syndicate # 2003 and XL Re Limited at varying levels of participation.

The participating reinsurers on the $25.0 million excess of $40.0 million in coverage are American Re Broker Market, Everest Reinsurance Company, Folksamerica Reinsurance Company, GE Frankona Ruckversicherungs , General Reinsurance Corporation, Hannover Re (Bermuda) Ltd., Munchener Ruckversicherungs — Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Swiss Reinsurance America, Transatlantic Reinsurance Co., Aspen Insurance UK LTD., Syndicate #0033 and Syndicate # 2003 and XL Re Limited at varying levels of participation.

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

10.67	S	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 (Preliminary Agreement).
The participating reinsurers on the $13.0 million excess of $7.0 million in coverage are Montpelier Reinsurance Ltd, Munchener Ruckversicherungs - Gesellschaft, Platinum Underwriters Re, PXRE Reinsurance, Sirius International Insurance Corp., Swiss Reinsurance America, Aspen Insurance

Exhibit No.		Description
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

The participating reinsurers on the $40.0 million excess of $50.0 million in coverage are American Re Broker Market, Hannover Re (Bermuda) Ltd., Montpelier Reinsurance Ltd., Munchener Ruckversicherungs - Gesellschaft, Platinum Underwriters Re, Sirius International Insurance Corp., Tokio Millennium Re LTD, Syndicate #0033, Syndicate #0566, Syndicate #0780, Syndicate #2001Syndicate #2010, Syndicate #2488 and Syndicate #2791 at varying levels of participation.

10.68	S	$50 million excess of $90 million Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 (Preliminary Agreement). The participating reinsurers are AXA Re, Hannover Re (Bermuda), Montpelier Reinsurance Ltd., Munchener Ruckversicherungs — Gesellschaft, Sirius International Insurance Corp., Swiss Re Underwriting Agency Inc., Tokio Millennium Re LTD, Syndicate #0033 and Syndicate #2791 at varying levels of participation.

10.69	S	Underlying Excess Catastrophe Coverage effective July 1, 2004 (Preliminary Agreement). The participating reinsurers are AXA Re, Everest Reinsurance Company, Transatlantic Reinsurance Company, Syndicate #0033, Syndicate #0623, Syndicate #2623 and Syndicate # 2020 at varying levels of participation.

10.70	S	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract placement slip effective September 1, 2004. The participating reinsurers are Hannover Re (Bermuda) Ltd., Sirius International Insurance Corporation and Tokio Millennium Re LTD at varying levels of participation, in total equaling 50% of $50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance coverage.

10.71	S	65% Florida Only Third and Fourth Catastrophe Event Reinsurance Contract (Preliminary Agreement) effective September 1, 2004. The participating reinsurers are ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Syndicate #2791, Sirius International Insurance Corporation at varying levels of participation, in total equaling 65% of Florida Only Third and Fourth Event Catastrophe Reinsurance coverage.

10.72	S	Third Catastrophe Event Reinsurance Contract placement slip effective September 3, 2004. The participating reinsurers are Syndicate #0623, Syndicate #2623, Syndicate #0033, Syndicate #0958, Syndicate #2791 and Catlin Ins. Co. Ltd at varying levels of participation, in total equaling 50% of Third Event Catastrophe Reinsurance coverage.

10.73	S	Third Catastrophe Event Reinsurance Contract effective September 3, 2004 (Preliminary Agreement). The participating reinsurers are Renaissance Reinsurance Ltd and DaVinci Reinsurance Ltd, at varying levels of participation, in total equaling 50% of Third Event Catastrophe Reinsurance coverage.

10.74	S	$5 million excess of $190 million Florida Only Catastrophe Excess Reinsurance Contract placement slip effective September 10, 2004. The participating reinsurer is Hannover Re (Bermuda) Ltd.

10.75	S	$45.0 million excess of $195 million Florida Only Catastrophe Excess Reinsurance Contract placement slip effective September 10, 2004. The participating reinsurers are American Re Broker Market, ACE Tempest Reinsurance LTD., AXIS Specialty Limited, Catlin Insurance Company LTD., Montpelier Reinsurance Ltd., Partner Re, Syndicate #0033, Syndicate #2003, Syndicate #2020, Syndicate #2791, Syndicate #2987and Sirius International Insurance Corporation at varying levels of participation.

Exhibit No.		Description
1076	S	$6.5 million excess of $3.5 million Florida Only Fifth Event Catastrophe Reinsurance placement slip effective September 24, 2004. The participating reinsurers are Syndicate #0557, Syndicate #0510, Syndicate #0570, Syndicate #2147, Syndicate #0780, Syndicate #2003, Syndicate #2010, Syndicate #4444, Syndicate #2987, Syndicate #0033, Syndicate #0958, Syndicate #2791, Syndicate #2001 and Syndicate #2020 at varying levels of participation.

10.77	T	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004 (Preliminary Agreement). The participating reinsurer is AXIS Specialty Limited.

10.78	T	Underlying Excess Catastrophe and Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004 (Preliminary Agreement). The participating reinsurer is Swiss Re Underwriting Agency Inc.

10.79	T	35% Florida Only Third and Fourth Catastrophe Event Reinsurance Contract (Preliminary Agreement) effective September 2, 2004. The participating reinsurers are Renaissance Reinsurance Ltd and DaVinci Reinsurance Ltd at varying levels of participation, in total equaling 35% of Florida Only Third and Fourth Event Catastrophe Reinsurance coverage.

10.80	T	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract placement slip effective September 3, 2004. The participating reinsurer is Swiss Re Underwriting Agency Inc. equaling 66% of $50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance coverage.

10.81	T	$50.0 million excess of $240.0 million Florida Only Catastrophe Reinsurance Contract Reinsurance placement slip effective October 1, 2004. The participating reinsurers on the $50.0 million excess $240.0 million coverage include: ACE Tempest Reinsurance Ltd., AXIS Specialty Limited (Bermuda), Catlin Ins Co. Ltd, Syndicate 33 (HIS), Syndicate 958 (GSL), Syndicate 1414 (RTH), Syndicate 2001 (AML), Syndicate 2003 (SJC), Syndicate 2020 (WEL) and Syndicate 2791 (MAP) at varying levels of participation.

10.82	T	$50 million excess of $140.0 million Florida Only Catastrophe Reinsurance Contract Reinsurance placement slip effective October 1, 2004. The participating reinsurers at varying levels of participation are: Hannover Re (Bermuda) LTD, Syndicate 33 (HIS), Syndicate 510 (KLN), Syndicate 557 (KCS), Syndicate 570 (GNR), Syndicate 623 (AFB), Syndicate 2623 (XXX),Syndicate 626 (HIS), Syndicate 727 (SAM), Syndicate 780 (BFC), Syndicate 1414 (RTH), Syndicate 2147 (SVB), Syndicate 2791 (MAP), and Munich Ruckversicherungs Insurance Company.

10.83	T	$40.0 million excess $50.0 million Florida Only Third Event Catastrophe Reinsurance Contract Reinsurance placement slip effective October 1, 2004. The participating reinsurers for this coverage include: Platinum Re, Hannover Re (Bermuda), Syndicate 33 (HIS), Syndicate 510 (KLN), Syndicate 557 (KCS), Syndicate 566 (QBE), Syndicate 570 (GNR), Syndicate 623 (AFB), Syndicate 626 (HIS), Syndicate 2623 (XXX), Syndicate 727 (SAM), Syndicate 780 (BFC), Syndicate 958 (GSC), Syndicate 1414 (RTH), Syndicate 2001 (AML), Syndicate 2147 (ADH), Syndicate 2791 (MAP), Syndicate 4444 (CNP), and Munich Ruckversicherungs Insurance Company at varying levels of participation.

21	T	List of Subsidiaries of the Registrant.

23	T	Consent of PricewaterhouseCoopers LLP.

24	A	Power of Attorney

31.1	T	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	T	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	T	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	T	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	T	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

A	Incorporated by reference to the Exhibit filed with the Registrant’s Form S-1 Registration Statement under the Securities Act of 1933 (Registration No. 33-65958).

B	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference.

C	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated by reference.

D	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and incorporated by reference.

E	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

F	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated by reference.

G	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

H	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.

I	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

J	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

K	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

L	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference.

M	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference.

N	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

O	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference.

P	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference.

Q	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference.

R	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated by reference.

S	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated by reference.

T	Filed herewith.

(1)	Compensatory Plan or Arrangement, or Management Contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Philadelphia Consolidated Holding Corp.

By: James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

James J. Maguire, Jr.	President & Chief Executive Officer,	March 14, 2005
(Principal Executive Officer)
James J. Maguire, Jr.

Craig P. Keller	Executive Vice President, Secretary,	March 14, 2005
Treasurer, and Chief Financial Officer
Craig P. Keller	(Principal Financial and
Accounting Officer)

James J. Maguire	Chairman of the Board of	March 14, 2005
Directors
James J. Maguire

Sean S. Sweeney	Executive Vice President, Director	March 14, 2005

Sean S. Sweeney

Michael J. Cascio	Director	March 14, 2005

Michael J. Cascio

Elizabeth H. Gemmill	Director	March 14, 2005

Elizabeth H. Gemmill

William J. Henrich, Jr.	Director	March 14, 2005

William J. Henrich, Jr.

	Director	March 14, 2005

Margaret M. Mattix

Maureen H. McCullough	Director	March 14, 2005

Maureen H. McCullough

Michael J. Morris	Director	March 14, 2005

Michael J. Morris

Donald A. Pizer	Director	March 14, 2005

Donald A. Pizer

Signature	Title	Date

Dirk A. Stuurop	Director	March 14, 2005

Dirk A. Stuurop

	Director	March 14, 2005

J. Eustace Wolfington

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule I — Summary of Investments — Other than Investments in Related Parties
As of December 31, 2004
(Dollars in Thousands)

		COLUMN C	COLUMN D
		Estimated	Amount at which
COLUMN A	COLUMN B	Market	shown in the
Type of Investment	Cost *	Value	Balance Sheet
Fixed Maturities:
Bonds:
United States Government and Government Agencies and Authorities	$292,481	$294,207	294,207
States, Municipalities and Political Subdivisions	617,464	626,592	626,592
Public Utilities	32,412	32,430	32,430
All Other Corporate Bonds	341,444	343,231	343,231
Redeemable Preferred Stock	3,293	3,244	3,244

Total Fixed Maturities	1,287,094	1,299,704	1,299,704

Equity Securities:
Common Stocks:
Public Utilities	952	1,199	1,199
Banks, Trust and Insurance Companies	21,334	24,666	24,666
Industrial, Miscellaneous and all other	85,287	99,528	99,528
Non-redeemable Preferred Stocks	3,028	3,054	3,054

Total Equity Securities	110,601	128,447	128,447

Total Investments	$1,397,695	$1,428,151	$1,428,151

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II
Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(In Thousands, Except Share Data)

	As of December 31,
	2004	2003
ASSETS
Cash and Cash Equivalents	$117	$125
Equity in and Advances to Unconsolidated Subsidiaries (a)	645,404	547,229
Other Assets	—	1

Total Assets	$645,521	$547,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income Taxes Payable	$881	$1,282
Other Liabilities	483	427

Total Liabilities	1,364	1,709

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 22,273,917 and 22,007,552 Shares Issued and Outstanding	292,856	281,088
Notes Receivable from Shareholders	(5,465)	(5,444)
Accumulated Other Comprehensive Income	19,796	16,715
Retained Earnings	336,970	253,287

	644,157	545,646

Total Liabilities and Shareholders’ Equity	$645,521	$547,355

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Operations
(In Thousands)

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Dividends from Subsidiaries (a)	$11,838	$61,348	$27,804

Total Revenue	11,838	61,348	27,804

Other Expenses	2,573	778	1,062

Total Expenses	2,573	778	1,062

Income, Before Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries	9,265	60,570	26,742
Income Tax Benefit	(901)	(272)	(372)

Income, Before Equity in Earnings of Unconsolidated Subsidiaries	10,166	60,842	27,114
Equity in Earnings of Unconsolidated Subsidiaries	73,517	1,345	6,639

Net Income	$83,683	$62,187	$33,753

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Cash Flows
(In Thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net Income	$83,683	$62,187	$33,753
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Subsidiaries	(73,517)	(1,345)	(6,639)
Change in Other Liabilities	56	(188)	39
Change in Other Assets	1	—	—
Change in Income Taxes Payable	(401)	35	1,936
Tax Benefit from Exercise of Employee Stock Options	1,031	889	1,251

Net Cash Provided by Operating Activities	10,853	61,578	30,340

Cash Flows Used by Investing Activities:
Net Transfers to Subsidiaries (a)	(21,577)	(65,794)	(34,367)

Net Cash Used by Investing Activities	(21,577)	(65,794)	(34,367)

Cash Flows From Financing Activities:
Proceeds from Exercise of Employee Stock Options	1,151	2,057	864
Proceeds from Collection of Notes Receivable	2,305	2,028	983
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	7,260	432	4,327
Cost of Common Stock Repurchased	—	(300)	(2,023)

Net Cash Provided by Financing Activities	10,716	4,217	4,151

Net Increase (Decrease) in Cash and Equivalents	(8)	1	124
Cash and Cash Equivalents at Beginning of Year	125	124	—

Cash and Cash Equivalents at End of Year	$117	$125	$124

Cash Dividends Received From Unconsolidated Subsidiaries	$11,838	$61,348	$27,804

Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange for Notes Receivable	$2,326	$1,065	$4,017

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule III — Supplementary Insurance Information
As of and For the Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

		COLUMN C
		Future Policy		COLUMN E			COLUMN H	COLUMN I
	COLUMN B	Benefits,		Other Policy			Benefits,	Amortization of
	Deferred Policy	Losses, Claims	COLUMN D	Claims and	COLUMN F	COLUMN G	Claims, Losses,	Deferred Policy	COLUMN J	COLUMN K
COLUMN A	Acquisition	and Loss	Unearned	Benefits	Premium	Net Investment	and Settlement	Acquisition	Other Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2004:
Commercial Lines	$—	$633,859	$395,035		$614,151	$—	$303,847	$—	$—	$720,639
Specialty Lines	—	228,269	85,981		134,050	—	123,597	—	—	154,130
Personal Lines	—	134,539	50,833		22,047	—	48,671	—	—	39,763
Corporate	91,647	—	—		—	43,490	—	131,557	82,812	—

Total	$91,647	$996,667	$531,849		$770,248	$43,490	$476,115	$131,557	$82,812	$914,532

2003:
Commercial Lines	$—	$477,483	$309,596		$431,535	$—	$273,487	$—	$—	$463,853
Specialty Lines	—	136,000	71,743		108,809	—	65,075	—	—	107,911
Personal Lines	—	13,603	41,250		34,174	—	20,615	—	—	30,536
Corporate	56,288	—	—		—	38,806	—	109,888	53,024	—

Total	$56,288	$627,086	$422,589		$574,518	$38,806	$359,177	$109,888	$53,024	$602,300

2002:
Commercial Lines	$—	$337,791	$214,021		$297,635	$—	$202,604	$—	$—	$380,991
Specialty Lines	—	96,837	55,251		85,030	—	43,310	—	—	101,623
Personal Lines	—	10,920	36,821		35,057	—	21,519	—	—	37,093
Corporate	61,272	—	—		—	37,516	—	108,097	21,821	—

Total	$61,272	$445,548	$306,093		$417,722	$37,516	$267,433	$108,097	$21,821	$519,707

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule IV — Reinsurance
Earned Premiums
For the Years Ended December 31, 2004, 2003 and 2002
(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

					Percentage of
	Gross	Ceded to Other	Assumed from Other		Amount Assumed to
	Amount	Companies	Companies	Net Amount	Net

2004

Property and Casualty Insurance	$1,055,152	$291,809	$6,905	$770,248	0.9%

2003

Property and Casualty Insurance	$784,445	$214,980	$5,053	$574,518	0.9%

2002

Property and Casualty Insurance	$550,443	$137,763	$5,042	$417,722	1.2%

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule VI — Supplemental Information Concerning Property — Casualty Insurance Operations
As of and For the Years Ended December 31, 2004, 2003 and 2002
(Dollars in Thousands)

							Claims and Claims
							Adjustment Expenses
							Incurred Related to
		Reserve for Unpaid					(1)	(2)	Amortization of	Paid Claims and
Affiliation with	Deferred Policy	Claims and Claim	Discount if any		Net	Net	Current	Prior	deferred policy	Claim Adjustment
Registrant	Acquisition Costs	Adjustment Expenses	deducted in Column C	Unearned Premiums	Earned Premiums	Investment Income	Year	Year	acquisition costs	Expenses	Net Written Premiums
COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
Consolidated Property - Casualty Entities
December 31, 2004	$91,647	$996,667	$0	$531,849	$770,248	$43,490	$440,989	$35,126	$131,557	$285,891	$914,532
December 31, 2003	$56,288	$627,086	$0	$422,589	$574,517	$38,806	$314,609	$44,568	$109,888	$237,393	$602,300
December 31, 2002	$61,272	$445,548	$0	$306,093	$417,722	$37,516	$239,834	$27,599	$108,097	$157,856	$519,707