Form 10-Q
period 2005-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2005-05-09
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

Commission File Number 0-22280

PHILADELPHIA CONSOLIDATED HOLDING CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2202671
(State of Incorporation)	(IRS Employer Identification No.)

One Bala Plaza, Suite 100
Bala Cynwyd, Pennsylvania 19004
(610) 617-7900

Address, including zip code and telephone number,
including area code, of registrant’s principal executive offices)

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

YES:     ☒     NO:     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2005.

Common Stock, no par value, 22,927,110 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended March 31, 2005

Part I — Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets – March 31, 2005 and December 31, 2004	3
Consolidated Statements of Operations and Comprehensive Income — For the three months ended March 31, 2005 and 2004	4
Consolidated Statements of Changes in Shareholders’ Equity — For the three months ended March 31, 2005 and year ended December 31, 2004	5
Consolidated Statements of Cash Flows — For the three months ended March 31, 2005 and 2004	6
Notes to Consolidated Financial Statements	7-14
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.
Controls and Procedures	26
Part II — Other Information
Item 1.
Legal Proceedings	27
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.
Defaults Upon Senior Securities	27
Item 4.
Submission of Matters to a Vote of Security Holders	27
Item 5.
Other Information	27
Item 6.
Exhibits	28
Signatures	29
BY-LAWS OF PHILADELPHIA CONSOLIDATED HOLDING CORP.
FLORIDA ONLY EXCESS CATASTROPHE REINSURANCE CONTRACT
$50 MILLION EXCESS OF $90 MILLION FLORIDA ONLY CATASTROPHE REINSURANCE CONTRACT
$50 MILLION EXCESS OF $140 MILLION FLORIDA ONLY CATASTROPHE EXCESS REINSURANCE
$5 MILLION EXCESS OF $190 MILLION FLORIDA ONLY CATASTROPHE EXCESS REINSURANCE
UNDERLYING EXCESS CATASTROPHE REINSURANCE CONTRACT EFFECTIVE JULY 1, 2004
CASUALTY EXCESS OF LOSS CONTRACT EFFECTIVE JANUARY 1, 2005
ADDENDUM NUMBER 2 TO THE PROPERTY EXCESS OF LOSS CONTRACT EFFECTIVE JANUARY 1, 2005
PRELIMINARY ENDORSEMENT NO. 2 TO THE PROPERTY PER RISK 1ST AND 2ND EXCESS REINSURANCE CONTRACT
2003 WHOLE ACCOUNT NET QUOTA SHARE REINSURANCE COMMUTATION AND RELEASE AGREEMENT
2003 WHOLE ACCOUNT NET QUOTA SHARE REINSURANCE COMMUTATION AND RELEASE AGREEMENT
CERTIFICATION OF THE COMPANY'S CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE COMPANY'S CHIEF FINANCIAL OFFICER
CERTIFICATION OF THE COMPANY'S CEO PURSUANT TO SECTION 906
CERTIFICATION OF THE COMPANY'S CFO PURSUANT TO SECTION 906

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,492,743 AND $1,287,094)	$1,483,259	$1,299,704
EQUITY SECURITIES AT MARKET (COST $118,830 AND $110,601)	122,593	128,447

TOTAL INVESTMENTS	1,605,852	1,428,151

CASH AND CASH EQUIVALENTS	111,694	195,496
ACCRUED INVESTMENT INCOME	15,903	13,475
PREMIUMS RECEIVABLE	212,897	229,502
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	321,090	429,850
DEFERRED INCOME TAXES	29,738	14,396
DEFERRED ACQUISITION COSTS	99,650	91,647
PROPERTY AND EQUIPMENT, NET	22,151	21,281
GOODWILL	25,724	25,724
OTHER ASSETS	26,242	36,134

TOTAL ASSETS	$2,470,941	$2,485,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,011,993	$996,667
UNEARNED PREMIUMS	528,942	531,849

TOTAL POLICY LIABILITIES AND ACCRUALS	1,540,935	1,528,516
FUNDS HELD PAYABLE TO REINSURER	49,294	131,119
LOANS PAYABLE	—	33,406
PREMIUMS PAYABLE	59,556	48,111
OTHER LIABILITIES	124,948	100,347

TOTAL LIABILITIES	1,774,733	1,841,499

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 22,921,887 AND 22,273,917 SHARES ISSUED AND OUTSTANDING	326,996	292,856
NOTES RECEIVABLE FROM SHAREHOLDERS	(9,610)	(5,465)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(3,719)	19,796
RETAINED EARNINGS	382,541	336,970

TOTAL SHAREHOLDERS’ EQUITY	696,208	644,157

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,470,941	$2,485,656

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
REVENUE:
NET EARNED PREMIUMS	$236,755	$171,422
NET INVESTMENT INCOME	13,491	9,973
NET REALIZED INVESTMENT GAIN	10,798	1,778
OTHER INCOME	480	1,382

TOTAL REVENUE	261,524	184,555

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	154,464	130,686
NET REINSURANCE RECOVERIES	(27,993)	(34,443)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	126,471	96,243
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	63,948	47,354
OTHER OPERATING EXPENSES	3,939	1,769

TOTAL LOSSES AND EXPENSES	194,358	145,366

INCOME BEFORE INCOME TAXES	67,166	39,189

INCOME TAX EXPENSE (BENEFIT):
CURRENT	24,275	10,950
DEFERRED	(2,680)	1,478

TOTAL INCOME TAX EXPENSE	21,595	12,428

NET INCOME	$45,571	$26,761

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
HOLDING GAIN (LOSS) ARISING DURING PERIOD	$(16,496)	$7,568
RECLASSIFICATION ADJUSTMENT	(7,019)	(1,156)

OTHER COMPREHENSIVE INCOME, (LOSS)	(23,515)	6,412

COMPREHENSIVE INCOME	$22,056	$33,173

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$2.03	$1.22

DILUTED EARNINGS PER SHARE	$1.91	$1.16

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,424,409	22,018,270
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	1,436,673	1,082,611

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	23,861,082	23,100,881

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Three
	Months Ended
	March 31, 2005	For the Year Ended
	(Unaudited)	December 31, 2004
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	22,273,917	22,007,552
EXERCISE OF EMPLOYEE STOCK OPTIONS	156,419	67,250
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	491,551	199,115

BALANCE AT END OF PERIOD	22,921,887	22,273,917

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$292,856	$281,088
EXERCISE OF EMPLOYEE STOCK OPTIONS	5,772	2,183
ISSUANCES OF SHARES PURSUANT TO STOCK PURCHASE PLANS	28,368	9,585

BALANCE AT END OF PERIOD	326,996	292,856

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(5,465)	(5,444)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(4,702)	(2,326)
COLLECTION OF NOTES RECEIVABLE	557	2,305

BALANCE AT END OF PERIOD	(9,610)	(5,465)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	19,796	16,715
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(23,515)	3,081

BALANCE AT END OF PERIOD	(3,719)	19,796

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	336,970	253,287
NET INCOME	45,571	83,683

BALANCE AT END OF PERIOD	382,541	336,970

TOTAL SHAREHOLDERS’ EQUITY	$696,208	$644,157

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$45,571	$26,761
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT GAIN	(10,798)	(1,778)
DEPRECIATION AND AMORTIZATION EXPENSE	3,902	3,131
DEFERRED INCOME TAX EXPENSE (BENEFIT)	(2,680)	1,478
CHANGE IN PREMIUMS RECEIVABLE	16,605	14,228
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	26,935	10,291
CHANGE IN OTHER RECEIVABLES	(2,428)	(1,188)
CHANGE IN DEFERRED ACQUISITION COSTS	(8,003)	(13,069)
CHANGE IN INCOME TAXES PAYABLE	20,885	8,612
CHANGE IN OTHER ASSETS	12,176	(895)
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	15,326	46,449
CHANGE IN UNEARNED PREMIUMS	(2,907)	11,220
CHANGE IN OTHER LIABILITIES	7,885	1,753
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	3,365	387

NET CASH PROVIDED BY OPERATING ACTIVITIES	125,834	107,380

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	59,637	17,051
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	50,062	33,972
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	91,619	8,853
COST OF FIXED MATURITIES ACQUIRED	(312,503)	(146,682)
COST OF EQUITY SECURITIES ACQUIRED	(89,799)	(26,889)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(1,876)	(2,338)

NET CASH USED FOR INVESTING ACTIVITIES	(202,860)	(116,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	(44,787)	(21,504)
PROCEEDS FROM LOANS PAYABLE	11,381	20,084
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	2,407	432
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	557	373
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	23,666	69

NET CASH USED BY FINANCING ACTIVITIES	(6,766)	(546)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(83,802)	(9,199)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	195,496	73,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,694	$64,743

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$—	$2,650
INTEREST	$165	$145

NON-CASH TRANSACTIONS:
ISSUANCE (FORFEITURES) OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$4,702	$(25)

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended March 31, 2005 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.

2.	Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and the Company’s stock purchase plans. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied for the three months ended March 31, 2005 and 2004, respectively:

(In thousands, except per share data)	Three Months Ended
	March 31,
	2005	2004
Net Income As Reported	$45,571	$26,761
Assumed Stock Compensation Cost	(1,494)	(794)

Pro Forma Net Income	$44,077	$25,967

Basic Earnings Per Share:
As Reported	$2.03	$1.22

Pro Forma	$1.97	$1.18

Diluted Earnings Per Share:
As Reported	$1.91	$1.16

Pro Forma	$1.85	$1.12

3.	Investments

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

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, excluding interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.1 million and $0 million, respectively, for the three months ended March 31, 2005 and 2004.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three months ended March 31, 2005 and 2004 were $0 million and $1.0 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table (in thousands) identifies the period of time securities with an unrealized loss at March 31, 2005 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.2 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $4.9 million. No issuer of securities or industry represents more than 2.0% and 18.1%, respectively, of the total estimated fair value, or 1.6% and 14.9%, respectively, of the total gross unrealized loss included in the table below. There are certain risks and uncertainties inherent in the Company’s impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Total
Fixed Maturities:
Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$80,176	$897	$576	$30	$80,752	$927
Obligations of States and
Political Subdivisions	409,318	6,025	39,763	1,028	449,081	7,053
Corporate and Bank Debt Securities	229,917	5,292	3,794	141	233,711	5,433
Asset Backed Securities	34,921	436	3,926	216	38,847	652
Mortgage Pass-Through Securities	202,218	2,861	6,496	349	208,714	3,210
Collateralized Mortgage Obligations	80,263	1,350	3,513	162	83,776	1,512

Total Fixed Maturities
Available for Sale	1,036,813	16,861	58,068	1,926	1,094,881	18,787

Equity Securities	58,831	2,785	—	—	58,831	2,785

Total Investments	$1,095,644	$19,646	$58,068	$1,926	$1,153,712	$21,572

Based upon the Company’s impairment evaluation as of March 31, 2005, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

4.	Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. At March 31, 2005 and December 31, 2004, the carrying value of the securities on deposit totaled $14.5 million and $15.3 million, respectively.

Additionally, the Company’s insurance subsidiaries had investments, principally Mortgage Pass-Through securities, which collateralized the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 9. The carrying value of these investments was $0 million and $46.8 million as of March 31, 2005 and December 31, 2004, respectively.

Certain of the Company’s insurance subsidiaries are required to hold a certain minimum amount of Federal Home Loan Bank of Pittsburgh common stock as a requirement of membership in the Federal Home Loan Bank of Pittsburgh. The required minimum amount of common stock is based on the amount of outstanding borrowings plus the unused maximum borrowing capacity, as defined by the Federal Home Loan Bank of Pittsburgh. The carrying value of Federal Home Loan Bank of Pittsburgh common stock was $0.9 million and $1.8 million as of March 31, 2005 and December 31, 2004, respectively.

5.	Derivative Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. Gains and losses on the derivative instrument reported in other comprehensive income are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

During the first quarter of 2005, the Company was considering the issuance of a debt offering. To manage potential interest rate risk and mitigate the impact of fluctuations in interest rates prior to any issuance, a cash flow hedge derivative instrument was purchased. Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. The cash flow hedge purchased was for a notional amount of $125 million, had an interest rate of 4.557% based on the Then-Current 10-Year Treasury interest rate, and a final settlement date of May 6, 2005. At the time of purchase, the cash flow hedge was anticipated to be highly effective in offsetting the changes in the expected future interest rate payments on the proposed debt offering attributable to fluctuations in the Treasury benchmark interest rate.

Subsequent to the purchase of the cash flow hedge the Company decided against the issuance of a debt offering. As a result, the cash flow hedge became an ineffective hedge and the change in fair value of the hedge was reported as a component of earnings immediately. For the three months ended March 31, 2005 the Company recorded the change in fair value of $0.3 million as a reduction to net realized investment gain. Subsequently, upon settlement, the loss in fair value increased to $3.2 million. The $2.9 million change in fair value since March 31, 2005 will be recorded as a net realized investment loss during the three months ended June 30, 2005. The Company does not hold any other derivative instruments.

6.	Goodwill

The Company performs an annual impairment analysis to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). This annual test is performed at December 31 of each year or more frequently if events or circumstance change that require the Company to perform the impairment analysis on an interim basis.

Goodwill impairment testing requires the evaluation of the fair value of each reporting unit to its carrying value, including the goodwill, and an impairment charge is recorded if the carrying amount of the reporting unit exceeds its estimated fair value. No change in the carrying amount of goodwill, which arose from the purchase of Liberty American Insurance Group, Inc., was recorded by the Company for the three months ended March 31, 2005.

7.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other factors such as legal, social, and economic developments. These adjustments are reviewed regularly and any adjustments therefrom are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2005, the related adjustments could have a material adverse impact on the Company’s financial condition, and results of operations.

During the three months ended March 31, 2005, the Company increased the estimated gross and net unpaid loss and loss adjustment expenses for accident years 1997 through 2003 and 1997 through 2001, respectively, and decreased the estimated gross and net unpaid loss and loss adjustment expenses for accident year 2004 and accident years 2003 through 2004, respectively, by the following amounts:

(In millions)	Gross Basis	Net Basis
	increase (decrease)	increase (decrease)
Accident Year 2004	$(24.9)	$(4.3)
Accident Year 2003	2.4	(0.3)
Accident Year 2002	20.1	—
Accident Years 2001-1997	5.7	5.3

Total	$3.3	$0.7

The increase in estimated gross unpaid loss and loss adjustment expenses was principally due to increased program umbrella loss estimates for the 2002 and 2003 accident years and increased loss estimates for general liability, professional liability, and commercial automobile policies for the 1997 through 2001 accident years. The increase in estimated net unpaid loss and loss adjustment expenses for accident years 1997 through 2001 was principally due to increased loss estimates for general liability and commercial automobile policies.

The decrease in estimated gross unpaid loss and loss adjustment expenses for accident year 2004 was principally due to lowering the gross loss estimate for Hurricane Jeanne losses and a lower gross loss estimate for commercial property policies. The decrease in estimated net unpaid loss and loss adjustment expenses was principally due to a lower net loss estimate for commercial property policies for the 2004 accident year.

8.	Funds Held Payable To Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all of the Company’s lines of business on policies effective April 1, 2003 through December 31, 2003, and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies incepting during 2004. The Company receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withholds the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement allows for a profit commission to be paid to the Company upon commutation. Effective January 1, 2005, the Company entered into a Reinsurance

Commutation and Release Agreement with respect to the 2003 Whole Account Net Quota Share Reinsurance contract. As a result of this commutation, the Funds Held Payable to Reinsurer liability was reduced by approximately $77.9 million, offset by an increase to net Unpaid Loss and Loss Adjustment Expenses of $64.3 million, an increase to net Unearned Premiums of $0.2 million and a reduction to the profit commission receivable by approximately $13.4 million. No gain or loss was realized as a result of this commutation.

Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and For the	As of and For the
	Three Months Ended	Year Ended
	March 31, 2005	December 31, 2004
Funds Held Payable to Reinsurer Balance at Beginning of Period	$131,119	$110,011

Net Written Premiums Ceded	57	94,474
Reinsurer Expense Allowance	(2)	(3,318)
Provisional Commission	(2,206)	(48,971)
Paid Loss and Loss Adjustment Expenses	(2,267)	(25,585)
Interest Credit	499	4,853
Commutation	(77,906)	—
Other	—	(345)

Subtotal Activity	(81,825)	21,108

Funds Held Payable to Reinsurer Balance at End of Period	$49,294	$131,119

The Company has also accrued a profit commission receivable based upon the experience of the underlying business ceded to this reinsurance agreement, in the amounts of $4.3 million and $7.3 million as of March 31, 2005 and 2004, respectively. The profit commission reduces ceded written and earned premiums and increases net written and earned premiums.

9.	Loans Payable

As of March 31, 2005 and December 31, 2004, the Company had aggregate borrowings of $0 million and $33.4 million, respectively, from the Federal Home Loan Bank of Pittsburgh. Any outstanding borrowings bear interest at adjusted LIBOR and mature twelve months or less from inception. The proceeds from any outstanding borrowings are invested in asset backed and collateralized mortgage obligation securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates. Due to declining spreads the Company prepaid all outstanding Federal Home Loan Bank loans during the first quarter of 2005.

10.	Shareholders’ Equity

The Company has established stock purchase plans including an Employee Stock Purchase Plan and a Non-Qualified Employee Stock Purchase Plan. Shares may be purchased under each of these plans by eligible employees during designated one month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The Company issued 72,602 and 421,200 shares under the Employee Stock Purchase Plan and the Non-Qualified Employee Stock Purchase Plan, respectively, during the three months ended March 31, 2005.

11.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three months ended March 31, 2005 and 2004, respectively (in thousands, except per share data):

	As of and For the Three
	Months Ended March 31,
	2005	2004
Weighted-Average Common Shares Outstanding	22,424	22,018
Weighted-Average Potential Shares Issuable	1,437	1,083

Weighted-Average Shares and Potential Shares Issuable	23,861	23,101

Net Income	$45,571	$26,761

Basic Earnings per Share	$2.03	$1.22

Diluted Earnings per Share	$1.91	$1.16

12.	Income Taxes

The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

13.	Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure, managing capacity constraints and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders (See Note 8). The effect of reinsurance on premiums written and earned is as follows:

(In thousands)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2005		March 31, 2004
	Written	Earned	Written	Earned
Direct Business	$284,067	$286,772	$250,861	$239,087
Reinsurance Assumed	1,038	1,240	1,576	2,130
Reinsurance Ceded	31,319	51,257	49,857	69,795

Net Premiums	$253,786	$236,755	$202,580	$171,422

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $1.3 million and $4.1 million for the three months ended March 31, 2005 and 2004, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

Approximately $16.9 million of the Company’s reinsurance receivable balances at March 31, 2005 are with Converium Reinsurance North American Inc. (“CRNA”). During the third quarter of 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff. Of the $16.9 million reinsurance receivable balances with CRNA, $3.0 million are receivables on paid losses and $13.9 million are receivables on unpaid loss and loss adjustment expense. The Company is monitoring CRNA’s ability to pay claims, and at this time, believes, that the amounts with CRNA will be collectible.

14.	Commitments and Contingencies

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any other pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

15.	Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three months ended March 31, 2005 and 2004 was $(8.9) million and $4.1 million, respectively. The related tax effect of Reclassification Adjustments for the three months ended March 31, 2005 and 2004 was $(3.8) million and $(0.6) million, respectively.

16.	Segment Information

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

Following is a tabulation of business segment information for the three months ended March 31, 2005 and 2004. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

March 31, 2005:
Gross Written Premiums	$210,010	$53,635	$21,460	$—	$285,105

Net Written Premiums	$204,323	$36,301	$13,162	$—	$253,786

Revenue:
Net Earned Premiums	$183,718	$35,385	$17,652	$—	$236,755
Net Investment Income	—	—	—	13,491	13,491
Net Realized Investment Gain	—	—	—	10,798	10,798
Other Income	—	—	214	266	480

Total Revenue	183,718	35,385	17,866	24,555	261,524

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	90,297	25,832	10,342	—	126,471
Acquisition Costs and Other Underwriting Expenses	—	—	—	63,948	63,948
Other Operating Expenses	—	—	—	3,939	3,939

Total Losses and Expenses	90,297	25,832	10,342	67,887	194,358

Income Before Income Taxes	93,421	9,553	7,524	(43,332)	67,166
Total Income Tax Expense	—	—	—	21,595	21,595

Net Income	$93,421	$9,553	$7,524	$(64,927)	$45,571

Total Assets	$—	$—	$169,143	$2,301,798	$2,470,941

March 31, 2004:
Gross Written Premiums	$175,072	$47,393	$29,972	$—	$252,437

Net Written Premiums	$144,742	$40,050	$17,788	$—	$202,580

Revenue:
Net Earned Premiums	$133,521	$29,413	$8,488	$—	$171,422
Net Investment Income	—	—	—	9,973	9,973
Net Realized Investment Gain	—	—	—	1,778	1,778
Other Income	—	—	1,143	239	1,382

Total Revenue	133,521	29,413	9,631	11,990	184,555

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	73,909	18,055	4,279	—	96,243
Acquisition Costs and Other Underwriting Expenses	—	—	—	47,354	47,354
Other Operating Expenses	—	—	245	1,524	1,769

Total Losses and Expenses	73,909	18,055	4,524	48,878	145,366

Income Before Income Taxes	59,612	11,358	5,107	(36,888)	39,189
Total Income Tax Expense	—	—	—	12,428	12,428
Net Income	$$59,612	$11,358	$5,107	$(49,316)	$26,761

Total Assets	$—	$—	$291,431	$1,687,271	$1,978,702

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability and/or the financial condition of the Company. These include, but are not limited to:

•	Industry factors — Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company’s strategy is to focus on underwriting profits, and accordingly the Company’s marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

•	Competition — The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

•	Financial Strength Rating — If A.M. Best Company downgrades the rating of the Company’s insurance subsidiaries, the Company may not be able to compete as effectively with its commercial and specialty lines competitors.

•	Regulation — The Company’s insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

•	Litigation — Adverse rulings in any material litigation to which the Company is a party could materially affect its financial position and results of operations.

•	Inflation — Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts is known.

•	Investment Risk — Substantial future increases in interest rates could result in a decline in the market value of the Company’s investment portfolio and resulting losses and/or reduction in shareholders’ equity.

•	Claims development and the process of estimating loss reserves – Estimating the Company’s ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgmental process, inasmuch as the amounts of any ultimate liability of the Company with respect to such claims are based on management’s informed estimates and judgments using data currently available.

•	Catastrophe Exposure – The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events. It is possible that a catastrophic event could adversely impact profitability.

•	Reinsurance – The adequacy of reinsurance coverage which may be obtained by the Company and the ability and willingness of the Company’s reinsurers to pay.

The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Investments

The Company’s investment objective is the realization of relatively high levels of after-tax net investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of March 31, 2005, approximately 87.5% and 7.0% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 84.9% and 7.3%, respectively, at December 31, 2004.

Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $88.1 million, $258.9 million and $99.2 million, respectively, as of March 31, 2005 and $96.0 million, $229.6 million and $62.6 million, respectively, as of December 31, 2004. The asset backed, mortgage pass-through, and collateralized mortgage obligation investments are amortizing securities possessing desirable prepayment risk and/or extension profiles.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery of fair value. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.1 million and $0 million, respectively, for the three months ended March 31, 2005 and 2004. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”). Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. These non-cash realized investment losses were from investments primarily in collateralized bond obligations which were impacted by recent years’ non investment grade default rates that were higher than historic averages and from investments in other asset backed securities which experienced extension of cash flows on the underlying collateral.

The Company’s fixed maturity portfolio amounted to $1,483.3 million and $1,229.7 million, as of March 31, 2005 and December 31, 2004, respectively, of which 99.4% and 99.3% of the portfolio as of March 31, 2005 and December 31, 2004, respectively, was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $18.8 million and $4.9 million as of March 31, 2005 and December 31, 2004, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $5.4 million and $1.3 million as of March 31, 2005 and December 31, 2004, respectively. The remaining unrealized losses are attributable largely to market price changes due to interest rate increases since the investments were purchased, and are not considered to be other than temporary impairments, given the ability and

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

intent to hold the securities to recovery. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF.

The following table identifies the period of time securities with an unrealized loss at March 31, 2005 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.2 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $4.9 million. No issuer of securities or industry represents more than 2.0% and 18.1%, respectively, of the total estimated fair value, or 1.6% and 14.9%, respectively, of the total gross unrealized loss included in the table below. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period in which such determination was made.

			Gross Unrealized Losses
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$5.9	$2.6	$8.5	$2.4	$10.9
4 – 6 months	3.2	1.2	4.4	0.2	4.6
7 – 9 months	0.4	0.2	0.6	0.2	0.8
10 – 12 months	2.7	0.7	3.4	—	3.4
13 – 18 months	1.0	—	1.0	—	1.0
19 – 24 months	0.2	0.6	0.8	—	0.8
> 24 months	—	0.1	0.1	—	0.1

Total Gross
Unrealized Losses	$13.4	$5.4	$18.8	$2.8	$21.6

Estimated fair value of securities with a gross unrealized loss	$763.6	$331.3	$1,094.9	$58.8	$1,153.7

Based upon the Company’s impairment evaluation as of March 31, 2005, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

For the three months ended March 31, 2005 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.2 million and $1.6 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $18.3 million and $20.0 million, respectively. For the three months ended March 31, 2004 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.2 million and $0.1 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $2.8 million and $1.5 million, respectively.

$1.1 million of the $1.6 million gross loss on the sale of equity securities was the result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change three of its common stock investment managers. This $1.1 million realized gross loss was in addition to the previously reported $1.4 million impairment loss recognized during the three months ended December 31, 2004 upon the Company’s initial decision to no longer hold the securities to recovery. The remaining gross loss on the sale of fixed maturity and equity

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

securities resulted from the decision to sell securities based upon an assessment of economic conditions and ongoing portfolio management objectives of maximizing the Company’s after-tax net investment income.

Results of Operations (Three Months ended March 31, 2005 vs. March 31, 2004)

     Premiums: Premium information for the three months ended March 31, 2005 vs. March 31, 2004 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Gross Written Premiums	$210.0	$53.6	$21.5	$285.1
2004 Gross Written Premiums	$175.0	$47.4	$30.0	$252.4
Percentage Increase (Decrease)	20.0%	13.1%	(28.3)%	13.0%

2005 Gross Earned Premiums	$213.7	$47.3	$27.0	$288.0
2004 Gross Earned Premiums	$178.8	$39.3	$23.1	$241.2
Percentage Increase (Decrease)	19.5%	20.4%	16.9%	19.4%

The overall growth in gross written premiums is primarily attributable to the following:

•	Consistent prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In-force policy counts as of March 31, 2005 versus March 31, 2004 have increased 16.0%, 28.5%, and 2.7% for the commercial lines, specialty lines and personal lines segments, respectively, primarily as a result of the factors discussed above with respect to the commercial and specialty lines segment. With respect to the personal lines segment, in force policy counts for the mobile homeowners product decreased by 10.2% and in force policy counts for the homeowners product increased by 87.4% as a result of a planned shift in product mix.

•	Realized average rate increases on renewal business approximating 1.7%, 3.1%, and 12.0% for the commercial, specialty and personal lines segments, respectively.

This growth was offset in part due to:

•	Liberty American Insurance Group, Inc.’s planned shift in product mix of reducing mobile homeowners product policies and increasing homeowners product policies. As a result, mobile homeowners gross written premium decreased $11.1 million and homeowners gross written premium increased $1.6 million.

•	An automobile leasing customer and an automobile excess liability customer decision to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by $3.3 million;

•	Re-underwriting the lawyers errors and omissions book of business, resulting in gross written premiums for the specialty lines segment being reduced by $2.9 million.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The respective net written premium and net earned premium changes for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2005 vs. March 31, 2004 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Net Written Premiums	$204.3	$36.3	$13.2	$253.8
2004 Net Written Premiums	$144.7	$40.1	$17.8	$202.6
Percentage Increase (Decrease)	41.2%	(9.5)%	(25.8)%	25.3%

2005 Net Earned Premiums	$183.7	$35.4	$17.7	$236.8
2004 Net Earned Premiums	$133.5	$29.4	$8.5	$171.4
Percentage Increase (Decrease)	37.6%	20.4%	108.2%	38.2%

The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:

•	As a result of the January 1, 2005 casualty excess of loss treaty renewal, the reinsurance costs by product were reset by the reinsurers to reflect their view of expected treaty experience. Accordingly, specialty lines segment product reinsurance costs were increased and commercial lines segment product reinsurance costs were decreased. The overall cost of the casualty excess of loss treaty reinsurance renewal is expected to approximate 8.1% of gross written casualty premiums.

•	A change in the Company’s reinsurance program whereby, effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement:

•	The Company ceded 22% of its net written and earned premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies becoming effective during 2004. During the three months ended March 31, 2005 and 2004, the Company ceded $(0.2) million and $19.8 million of net written premiums, respectively, and $18.8 million and $40.4 million of net earned premiums, respectively.

•	Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $1.3 million and $4.1 million for the three months ended March 31, 2005 and 2004, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

•	Based upon the March 31, 2005 hurricane gross loss estimates, approximately $1.0 million of previously accelerated reinsurance premium expense was reversed in the first quarter 2005, reducing ceded written and earned premiums and increasing net written and earned premiums in the quarter by $1.0 million.

•	Certain of the Company’s reinsurance contracts have reinstatement provisions whereby the Company must pay additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. The Company accrued $1.7 million of reinstatement reinsurance premium under its casualty excess of loss reinsurance treaty, during the three months ended March 31, 2005, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded and written premiums and reduced net written and earned premiums.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	On December 31, 2004, the Company terminated a quota share reinsurance agreement under which it ceded 15% of its mobile homeowners and homeowners business (personal lines segment). Upon termination the Company increased its unearned premium reserve and net written premium by $5.7 million.

     Net Investment Income Net investment income approximated $13.5 million for the three months ended March 31, 2005 and $10.0 million for the same period of 2004. Total investments grew to $1,605.9 million at March 31, 2005 from $1,298.1 million at March 31, 2004. The growth in investment income is due to investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio was 4.1 years at March 31, 2005 compared to 3.9 years at March 31, 2004. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.7% at March 31, 2005, compared to 4.8% at March 31, 2004. Net investment income was reduced by $0.5 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 8).

     The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was (0.49)% and 1.82% for the three months ended March 31, 2005 and 2004, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of (0.56)% and 2.27% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio compared to the index.

     Net Realized Investment Gain: Net realized investment gains were $10.8 million for the three months ended March 31, 2005 and $1.8 million for the same period in 2004. The Company realized net investment gains of $1.0 million and $10.2 million from the sale of fixed maturity and equity securities, respectively, for the three months ended March 31, 2005, and $0 million and $0.1 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. Approximately $9.4 million of the $10.2 million net realized gains from the sale of equity securities was the result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change three of its common stock investment managers. Net realized investment gain was reduced by $0.3 million for the three months ended March 31, 2005 due to the recognized loss of the change in fair value of a cash flow hedge entered into by the Company for which the forecasted transaction did not occur (see Note 5).

     The Company realized net investment gains of $0.5 million and $2.3 million from the sale of fixed maturity and equity securities, respectively, for the three months ended March 31, 2004, and $1.0 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation.

     Other Income: Other income approximated $0.5 million for the three months ended March 31, 2005 and $1.4 million for the same period of 2004. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The decrease in other income is due primarily to reduced commissions earned on brokered personal lines business due to termination of certain brokering agreements during 2004.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $30.3 million (31.5%) to $126.5 million for the three months ended March 31, 2005 from $96.2 million for the same period of 2004 and the loss ratio decreased to 53.4% in 2005 from 56.1% in 2004. This increase in net loss and loss adjustment expenses was primarily due to:

•	A 38.2% growth in net earned premiums

•	A $3.0 million dollar increase in gross and net loss and loss adjustment expenses due to estimated catastrophe losses from Florida hailstorms in March, 2005. The hailstorm losses were incurred in the personal lines segment.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	Reserve actions taken during the three months ended March 31, 2005 wherein the estimated gross and net unpaid loss and loss adjustment expenses for accident years 1997 through 2003 were increased by $28.2 million and $5.0 million, respectively.

(In millions)	Gross Basis	Net Basis
	increase	increase (decrease)
Accident Year 2003	2.4	(0.3)
Accident Year 2002	20.1	—
Accident Years 2001-1997	5.7	5.3

Total	$28.2	$5.0

The increase in estimated gross unpaid loss and loss adjustment expenses was principally due to increased program umbrella loss estimates for the 2002 and 2003 accident years and increased loss estimates for general liability, professional liability, and commercial automobile policies for the 1997 to 2001 accident years. The increase in estimated net loss and loss adjustment expenses for accident years 1997 through 2001 was principally due to increased loss estimates for general liability and commercial automobile policies.

Additionally, the increase in the program umbrella loss estimates for the 2002 accident year resulted in the Company accruing approximately $1.7 million of reinstatement reinsurance premium under its casualty excess of loss reinsurance treaty.

These increases to the loss and loss adjustment expenses were offset in part by:

•	Reserve actions taken during the three months ended March 31, 2005 wherein the estimated gross and net unpaid loss and loss adjustment expenses for the 2004 accident year were decreased by $24.9 million and $4.3 million, respectively. The decrease in estimated gross loss and loss adjustment expenses was principally due to lowering the gross loss estimate for Hurricane Jeanne losses and a lower gross loss estimate for commercial property policies. The decrease in estimated net loss and loss adjustment expenses was principally due to a lower loss estimate for commercial property policies for the 2004 accident year.

During the three months ended March 31, 2005 and 2004, the Company also ceded $18.8 million and $40.4 million of net earned premium, respectively, and $8.9 million and $22.8 million in net loss and loss adjustment expenses, respectively, pursuant to quota share reinsurance agreements (see Premiums).

The Company revised its December 31, 2004 estimates for gross losses due to Hurricanes Charley, Frances, Ivan and Jeanne as noted below (in millions):

Hurricane:	Charley	Frances	Ivan	Jeanne	Total
Change in gross loss estimate Increase (Decrease)	$7.2	$(6.4)	$(3.2)	$(22.6)	$(25.0)

The higher loss estimate for Hurricane Charley, which, when combined with the aggregate loss estimates for Hurricanes Frances and Jeanne, resulted in approximately an additional $0.5 million of Hurricane Jeanne losses in the quarter ended March 31, 2005 to be in excess of the aggregate $80.0 million coverage limit available on the $40.0 million excess $50.0 million loss layer of the Company’s catastrophe reinsurance program. The additional $0.5 million in Hurricane Jeanne losses reduced net income for the first quarter 2005 by $0.3 million.

Based upon the current catastrophe loss estimates, recoveries for Hurricane Frances are approaching the limit of the Company’s catastrophe reinsurance program. Catastrophe reinsurance recoveries available to the Company for development on Hurricane Frances beyond current estimates are dollar for dollar for approximately the next $2.3 million of additional increase in catastrophe losses, and 34% of the next $50.0 million of additional increase in catastrophe losses. Because of the interaction of the Florida Hurricane Catastrophe Fund (FHCF) and the Company’s open market reinsurance program, development on Hurricane Charley would reduce the coverage limit

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

available from the FHCF for Hurricane Frances. Additionally since the hurricane losses currently exceed the aggregate $80.0 million coverage limit available on the $40.0 million excess $50.0 million coverage loss layer of the Company’s catastrophe reinsurance program, each dollar of additional development on Hurricane Charley in this layer would diminish coverage available for Hurricane Jeanne losses and result in approximately an additional $.085 of losses being retained by the Company.

The multiple hurricane events in 2004 resulted in accelerating the recognition of catastrophe reinsurance premium expense during 2004 as a result of utilizing certain of the catastrophe reinsurance coverages. Based upon the March 31, 2005 hurricane gross loss estimates, approximately $1.0 million of previously accelerated reinsurance premium expense was reversed in the first quarter 2005, increasing net income in the quarter by $0.7 million.

     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $16.5 million (34.8%) to $63.9 million for the three months ended March 31, 2005 from $47.4 million for the same period of 2004 and the expense ratio decreased to 27.0% in 2005 from 27.6% in 2004. The increase in acquisition costs and other underwriting expenses was due primarily to the 38.2% growth in net earned premiums. For the three months ended March 31, 2005 and 2004 the Company ceded $18.8 million and $40.4 million, respectively, of net earned premium and earned $8.4 million and $15.3 million, respectively, in ceding commission under a quota share agreement (see Premiums).

     Other Operating Expenses: Other operating expenses increased $2.1 million to $3.9 million for the three months ended March 31, 2005 from $1.8 million for the same period of 2004. The increase in the level of expenses is primarily due to the growth of the business, offset in part by reduced commissions paid on brokered personal lines business (see Other Income).

     Income Tax Expense: The Company’s effective tax rate for the three months ended March 31, 2005 and 2004 was 32.2% and 31.7%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.

Liquidity and Capital Resources

     For the three months ended March 31, 2005, the Company’s investments experienced unrealized investment depreciation of $23.5 million, net of the related deferred tax benefit of $12.7 million. At March 31, 2005, the Company had total investments with a carrying value of $1,605.9 million, of which 92.4% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The collateralized mortgage, mortgage pass-through, and asset backed securities consist of amortized securities possessing favorable pre-payment and/or extension risk profiles. The remaining 7.6% of the Company’s total investments consisted primarily of publicly traded common stock securities.

     During 2004, the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan, and Jeanne. The catastrophe losses primarily impacted the Company’s personal lines segment and, to a lesser extent, its commercial lines segment. The gross catastrophe loss and loss adjustment expense estimates as a result of these hurricanes was $595.0 million for the personal lines segment and $39.9 million for the commercial lines segment.

     Loss estimates may still change in the future due in part to the number of claims which have not yet been completely remediated or for which the property covered by the claim has not been repaired. Under the Company’s catastrophe reinsurance programs in place at the time of these hurricane events, the Company had a $3.5 million pre-tax per occurrence loss retention for its personal lines catastrophe losses and a $7.0 million pre-tax per occurrence loss retention for its commercial lines catastrophe losses. The Company estimates its net aggregate retention losses for the four hurricane events is $47.1 million.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     The Company’s catastrophe reinsurance program consists of its open market (“OM”) program which has been placed principally with large reinsurers that are rated at least “A” (“Excellent”) by A.M. Best, a 15% quota share reinsurance arrangement, and the Florida Hurricane Catastrophe Fund (“FHCF”). Certain of the Company’s reinsurers have agreed to be billed and make payments to the Company based upon expected catastrophe claims payments to be made by the Company in the near future. Although the Company believes that it will collect all or substantially all of its reinsurance recoverables, there can be no assurance of this. The Company believes it will have adequate funds to pay the estimated hurricane catastrophe losses noted above. The Company’s estimated total reinsurance recoverables, reinsurance recoverables on paid losses and loss adjustment expenses, catastrophe reinsurance billings and reinsurance collections with respect to its catastrophe reinsurance programs as of March 31, 2005 for the above mentioned hurricane events are summarized in the table below.

	Total
	FHCF	OM	Total
		(In Millions)
Personal Lines Segment:
Total Estimated Loss and LAE Recoverables	$168.2	$404.1	$572.3

Recoverable on Catastrophe Loss and LAE Paid	$161.2	$379.2	$540.4

Catastrophe Loss and LAE Billed to Reinsurers	$167.5	$370.1	$537.6

Catastrophe Loss and LAE Collected from Reinsurers	$167.5	$363.8	$531.3

Commercial Lines Segment:
Total Estimated Loss and LAE Recoverables	$1.7	$14.0	$15.7

Recoverable on Catastrophe Loss and LAE Paid	$1.7	$1.9	$3.6

Catastrophe Loss and LAE Billed to Reinsurers	$1.7	$1.9	$3.6

Catastrophe Loss and LAE Collected from Reinsurers	$1.1	$1.1	$2.2

     The Company produced net cash from operations of $125.8 million and $107.4 million for the three months ended March 31, 2005 and 2004, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the three months ended March 31, 2005 was primarily generated from strong premium growth during the current year due to increases in the number of policies written and, to a lesser extent, price increases realized on renewal business. Net loss and loss expense payments were $75.2 million and $64.4 million, respectively, for the three months ended March 31, 2005 and 2004. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.

     Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At March 31, 2005 the insurance subsidiaries’ unused borrowing capacity was $317.4 million. The remaining borrowing capacity provides an immediately available line of credit. Due to declining interest rate spreads, the Company prepaid all outstanding Federal Home Loan Bank loans during the first quarter of 2005.

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

New Accounting Pronouncements

     On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on accounting for share-based payments. SAB 107 summarizes the views of the SEC regarding the interaction between Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R), “Share-Based Payment” and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The Company will utilize the guidance provided by SAB 107 when implementing SFAS 123R.

     On April 14, 2005 the SEC announced the adoption of a new rule that amends the compliance dates for the adoption of SFAS 123R. Under SFAS 123R, public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows public companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company intends to adopt the provisions of SFAS 123R effective January 1, 2006.

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

     The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of March 31, 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands). The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
Investments
Total Fixed Maturities Available For Sale	$1,483,259	200 bp decrease	$1,603,106	8.1%	11.2%
		100 bp decrease	$1,543,776	4.1%	5.7%
		50 bp decrease	$1,513,665	2.1%	2.8%
		50 bp increase	$1,452,407	(2.1%)	(2.9%)
		100 bp increase	$1,421,407	(4.2%)	(5.8%)
		200 bp increase	$1,359,555	(8.3%)	(11.6%)

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2005 are shown in the following table:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	473	(1)	$47.41	—	—
					$45,000,000	(2)
February 1 – February 28	2,026	(1)	$37.84	—	—
					$45,000,000	(2)
March 1 – March 31	668	(1)	$47.41	—	—

					$45,000,000	(2)
Total	3,167

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and were repurchased by the Company upon the Employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounted to $75.3 million, of which $30.3 million has been utilized.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other information

Not applicable.

Item 6.	Exhibits

Exhibits:

Exhibit No.	Description
3.1*	By-Laws of Philadelphia Consolidated Holding Corp. (as Amended through April 29, 2005).

10.1*	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.2*	$50 million excess of $90 million Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.3*	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective September 1, 2004 with the Subscribing Reinsurers.

10.4*	$5 million excess of $190 million Florida Only Catastrophe Excess Reinsurance Contract effective September 10, 2004 with the Subscribing Reinsurers.

10.5*	Underlying Excess Catastrophe Reinsurance Contract effective July 1, 2004 with the Subscribing Reinsurers.

10.6*	Casualty Excess of Loss Contract effective January 1, 2005 with Swiss Reinsurance America Corporation.

10.7*	Addendum Number 2 to the Property Excess of Loss Contract effective January 1, 2005 with Swiss Reinsurance America Corporation.

10.8*	Preliminary Endorsement No. 2 to the Property Per Risk 1st and 2nd Excess Reinsurance Contract effective January 1, 2005 with General Reinsurance Corporation.

10.9*	2003 Whole Account Net Quota Share Reinsurance Commutation and Release agreement effective January 1, 2005 with Chubb Re, Inc.

10.10*	2003 Whole Account Net Quota Share Reinsurance Commutation and Release agreement effective January 1, 2005 with Swiss Reinsurance America Corporation.

31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.

Registrant

Date	May 9, 2005	James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date	May 9, 2005	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary, Treasurer and
Chief Financial Officer (Principal Financial and
Accounting Officer)