Form 10-Q
period 2005-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2005-08-15
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
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
YES: ☑ NO: ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2005.
Common Stock, no par value, 23,045,328 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended June 30, 2005

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets – June 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations and Comprehensive Income — For the three and six months ended June 30, 2005 and 2004	4

Consolidated Statements of Changes in Shareholders’ Equity — For the six months ended June 30, 2005 and year ended December 31, 2004	5

Consolidated Statements of Cash Flows — For the six months ended June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

Part II — Other Information

Item 1. Legal Proceedings	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34-35

Item 5. Other Information	35

Item 6. Exhibits	36-38

Signatures	39
Excess Catastrophe Reinsurance Contract effective June 1, 2004
65% Florida Only Third and Fourth Event Excess Catastrophe Reinsurance Contract effective September 1, 2004
$45 million excess of $195 million Florida Only Catastrophe Reinsurance Contract effective September 10, 2004
$6.5 million excess of $3.5 million Florida Only Fifth Event Catastrophe Reinsurance Contract effective September 24, 2004
$50 million excess of $240 million Florida Only Catastrophe Reinsurance Contract effective October 1, 2004
$40 million excess of $50 million Florida Only Third Event Catastrophe Reinsurance Contract effective October 1, 2004
$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective October 1, 2004
Florida Hurricane Catastrophe Rund Reinsurance Contract effective June 1, 2005 (Liberty American Insurance Company)
Florida Hurricane Catastrophe Rund Reinsurance Contract effective June 1, 2005 (Mobile USA Insurance Compnay)
Excess Catastrophe Reinsurance Contract effective June 1, 2005 (Preliminary Agreement)
Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005 (Preliminary Agreement)
Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2005 (Preliminary Agreement)
Florida Only Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005 (Preliminary Agreement)
Third Event Catastrophe Reinsurance Contract effective September 3, 2004
Third Event Catastrophe Reinsurance Contract effective September 3, 2004
Certification of the Company's chief executive officer pursuant to Section 302
Certification of the Company's chief financial officer pursuant to Section 302
Certification of the Company's chief executive officer pursuant to Section 906
Certification of the Company's chief financial officer pursuant to Section 906

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,591,461 AND $1,287,094)	$1,599,748	$1,299,704
EQUITY SECURITIES AT MARKET (COST $132,172 AND $110,601)	138,205	128,447

TOTAL INVESTMENTS	1,737,953	1,428,151

CASH AND CASH EQUIVALENTS	56,182	195,496
ACCRUED INVESTMENT INCOME	16,339	13,475
PREMIUMS RECEIVABLE	228,877	229,502
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	302,077	429,850
DEFERRED INCOME TAXES	29,981	14,396
DEFERRED ACQUISITION COSTS	105,697	91,647
PROPERTY AND EQUIPMENT, NET	23,051	21,281
GOODWILL	25,724	25,724
OTHER ASSETS	27,075	36,134

TOTAL ASSETS	$2,552,956	$2,485,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,052,502	$996,667
UNEARNED PREMIUMS	533,084	531,849

TOTAL POLICY LIABILITIES AND ACCRUALS	1,585,586	1,528,516
FUNDS HELD PAYABLE TO REINSURER	44,667	131,119
LOANS PAYABLE	—	33,406
PREMIUMS PAYABLE	47,879	48,111
OTHER LIABILITIES	114,812	100,347

TOTAL LIABILITIES	1,792,944	1,841,499

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 23,046,184 AND 22,273,917 SHARES ISSUED AND OUTSTANDING	333,808	292,856
NOTES RECEIVABLE FROM SHAREHOLDERS	(9,082)	(5,465)
RESTRICTED STOCK DEFERRED COMPENSATION COST	(3,704)	—
ACCUMULATED OTHER COMPREHENSIVE INCOME	9,309	19,796
RETAINED EARNINGS	429,681	336,970

TOTAL SHAREHOLDERS’ EQUITY	760,012	644,157

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,552,956	$2,485,656

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
REVENUE:
NET EARNED PREMIUMS	$233,136	$189,563	$469,891	$360,985
NET INVESTMENT INCOME	15,373	10,800	28,864	20,773
NET REALIZED INVESTMENT GAIN (LOSS)	296	(1,061)	11,094	717
OTHER INCOME	300	829	780	2,211

TOTAL REVENUE	249,105	200,131	510,629	384,686

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	142,393	136,520	296,857	267,206
NET REINSURANCE RECOVERIES	(26,591)	(29,203)	(54,584)	(63,646)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	115,802	107,317	242,273	203,560
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	57,826	51,272	121,774	98,626
OTHER OPERATING EXPENSES	6,010	2,642	9,949	4,411

TOTAL LOSSES AND EXPENSES	179,638	161,231	373,996	306,597

INCOME BEFORE INCOME TAXES	69,467	38,900	136,633	78,089

INCOME TAX EXPENSE (BENEFIT):
CURRENT	29,585	13,889	53,860	25,763
DEFERRED	(7,258)	(1,656)	(9,938)	(1,101)

TOTAL INCOME TAX EXPENSE	22,327	12,233	43,922	24,662

NET INCOME	$47,140	$26,667	$92,711	$53,427

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN (LOSS) ARISING DURING PERIOD	$13,220	$(18,943)	$(3,276)	$(11,375)
RECLASSIFICATION ADJUSTMENT	(192)	690	(7,211)	(466)

OTHER COMPREHENSIVE INCOME (LOSS)	13,028	(18,253)	(10,487)	(11,841)

COMPREHENSIVE INCOME	$60,168	$8,414	$82,224	$41,586

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$2.05	$1.21	$4.09	$2.42

DILUTED EARNINGS PER SHARE	$1.93	$1.15	$3.86	$2.31

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	22,952,906	22,111,232	22,690,118	22,064,751
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	1,487,016	1,081,954	1,318,593	1,107,482

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	24,439,922	23,193,186	24,008,711	23,172,233

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Six
	Months Ended
	June 30, 2005	For the Year Ended
	(Unaudited)	December 31, 2004
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	22,273,917	22,007,552
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	280,408	67,250
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	491,859	199,115

BALANCE AT END OF PERIOD	23,046,184	22,273,917

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$292,856	$281,088
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	12,585	2,183
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS	28,367	9,585

BALANCE AT END OF PERIOD	333,808	292,856

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(5,465)	(5,444)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(4,681)	(2,326)
COLLECTION OF NOTES RECEIVABLE	1,064	2,305

BALANCE AT END OF PERIOD	(9,082)	(5,465)

RESTRICTED STOCK DEFERRED COMPENSATION COST:
BALANCE AT BEGINNING OF YEAR	—	—
DEFERRED COMPENSATION COST PURSUANT TO ISSUANCE OF RESTRICTED STOCK	(3,735)	—
AMORTIZATION OF DEFERRED COMPENSATION COST	31	—

BALANCE AT END OF PERIOD	(3,704)	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	19,796	16,715
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(10,487)	3,081

BALANCE AT END OF PERIOD	9,309	19,796

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	336,970	253,287
NET INCOME	92,711	83,683

BALANCE AT END OF PERIOD	429,681	336,970

TOTAL SHAREHOLDERS’ EQUITY	$760,012	$644,157

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$92,711	$53,427
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT GAIN	(11,094)	(717)
DEPRECIATION AND AMORTIZATION EXPENSE	8,075	6,508
DEFERRED INCOME TAX BENEFIT	(9,938)	(1,101)
CHANGE IN PREMIUMS RECEIVABLE	625	(2,278)
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	41,321	13,961
CHANGE IN OTHER RECEIVABLES	(2,864)	(1,416)
CHANGE IN INCOME TAXES PAYABLE	3,150	1,196
CHANGE IN DEFERRED ACQUISITION COSTS	(14,050)	(22,482)
CHANGE IN OTHER ASSETS	6,875	(4,498)
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	55,835	99,685
CHANGE IN UNEARNED PREMIUMS	1,235	32,879
CHANGE IN OTHER LIABILITIES	(6,493)	7,736
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	5,172	387

NET CASH PROVIDED BY OPERATING ACTIVITIES	170,560	183,287

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	131,447	41,734
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	98,750	83,854
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	117,951	17,236
COST OF FIXED MATURITIES ACQUIRED	(517,119)	(259,770)
COST OF EQUITY SECURITIES ACQUIRED	(128,791)	(45,395)
SETTLEMENT OF CASH FLOW HEDGE	(3,148)	—
PURCHASE OF PROPERTY AND EQUIPMENT	(3,987)	(4,078)

NET CASH USED BY INVESTING ACTIVITIES	(304,897)	(166,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	(44,787)	(43,435)
PROCEEDS FROM LOANS PAYABLE	11,381	39,138
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	3,679	432
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	1,064	1,153
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	23,686	7,107

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(4,977)	4,395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(139,314)	21,263
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195,496	73,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,182	$95,205

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$45,533	$26,435
INTEREST	$165	$283
NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$4,681	$2,326
ISSUANCE OF RESTRICTED SHARES PURSUANT TO STOCK BASED COMPENSATION PLAN	$3,735	$—
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation
The consolidated financial statements for the quarterly period ended June 30, 2005 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.
These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.
2.	Stock-Based Compensation
Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and the Company’s stock purchase plans. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net Income As Reported	$47,140	$26,667	$92,711	$53,427
Assumed Stock Compensation Cost	(1,533)	(998)	(3,027)	(1,798)

Pro Forma Net Income	$45,607	$25,669	$89,684	$51,629

Basic Earnings Per Share:
As Reported	$2.05	$1.21	$4.09	$2.42

Pro Forma	$1.99	$1.16	$3.95	$2.34

Diluted Earnings Per Share:
As Reported	$1.93	$1.15	$3.86	$2.31

Pro Forma	$1.87	$1.11	$3.74	$2.23

3.	Investments
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
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, excluding interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.1 million and $0 million, respectively, for the three months ended June 30, 2005 and 2004, and $0.2 million and $0 million, respectively, for the six months ended June 30, 2005 and 2004.
The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three and six months ended June 30, 2005 and 2004 were $0 million and $1.7 million, respectively, and $0 million and $2.6 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.
The following table (in thousands) identifies the period of time securities with an unrealized loss at June 30, 2005 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.1 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $2.8 million. No issuer of securities or industry represents more than 2.7% and 14.2%, respectively, of the total estimated fair value, or 2.0% and 10.2%, respectively, of the total gross unrealized loss included in the table below. There are certain risks and uncertainties inherent in the Company’s impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities:
Available for Sale

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$52,440	$371	$23,067	$245	$75,507	$616

Obligations of States and Political Subdivisions	218,131	874	40,757	377	258,888	1,251

Corporate and Bank Debt Securities	120,917	1,311	75,648	1,543	196,565	2,854

Asset Backed Securities	17,551	131	16,738	372	34,289	503

Mortgage Pass-Through Securities	99,997	762	11,084	247	111,081	1,009

Collateralized Mortgage Obligations	62,915	401	10,005	250	72,920	651

Total Fixed Maturities Available for Sale	571,951	3,850	177,299	3,034	749,250	6,884

Equity Securities	50,677	2,989	—	—	50,677	2,989

Total Investments	$622,628	$6,839	$177,299	$3,034	$799,927	$9,873

Based upon the Company’s impairment evaluation as of June 30, 2005, it was concluded that the remaining unrealized losses in the table above are not other than temporary.
4.	Restricted Assets
The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. At June 30, 2005 and December 31, 2004, the carrying value of the securities on deposit totaled $14.7 million and $15.3 million, respectively.
Additionally, the Company’s insurance subsidiaries had investments, principally Mortgage Pass-Through securities, which collateralized the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 9. The carrying value of these investments was $0 million and $46.8 million as of June 30, 2005 and December 31, 2004, respectively.
Certain of the Company’s insurance subsidiaries are required to hold a certain minimum amount of Federal Home Loan Bank of Pittsburgh common stock as a requirement of membership in the Federal Home Loan Bank of Pittsburgh. The required minimum amount of common stock is based on the amount of outstanding borrowings plus the unused maximum borrowing capacity, as defined by the Federal Home Loan Bank of Pittsburgh. The carrying value of Federal Home Loan Bank of Pittsburgh common stock was $0.2 million and $1.8 million as of June 30, 2005 and December 31, 2004, respectively.
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
Subsequent to the purchase of the cash flow hedge the Company decided against the issuance of a debt offering. As a result, the cash flow hedge became an ineffective hedge and the change in fair value of the hedge was reported as a component of earnings immediately. For the three months ended March 31, 2005 the Company recorded the change in fair value of $0.3 million as a reduction to net realized investment gain. Subsequently, upon settlement, the loss in fair value increased to $3.2 million. The $2.9 million change in fair value since March 31, 2005 was recorded as a net realized investment loss during the three months ended June 30, 2005. The Company does not hold any not hold any other derivative instruments.
6.	Goodwill
The Company performs an annual impairment analysis to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). This annual test is performed at December 31 of each year or more frequently if events or circumstance change that require the Company to perform the impairment analysis on an interim basis.

Goodwill impairment testing requires the evaluation of the fair value of each reporting unit to its carrying value, including the goodwill, and an impairment charge is recorded if the carrying amount of the reporting unit exceeds its estimated fair value. No change in the carrying amount of goodwill, which arose from the purchase of Liberty American Insurance Group, Inc., was recorded by the Company for the six months ended June 30, 2005.
7.	Liability for Unpaid Loss and Loss Adjustment Expenses
The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other factors such as legal, social, and economic developments. These adjustments are reviewed regularly and any adjustments there from are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2005, the related adjustments could have a material adverse impact on the Company’s financial condition, and results of operations.
During the three months ended June 30, 2005, the Company increased the estimated gross unpaid loss and loss adjustment expenses for accident years 2004 and 2003 and decreased the estimated gross unpaid loss and loss adjustment expenses for accident years 2002 and prior and the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior, by the following amounts:

	Gross Basis	Net Basis
(In millions)	increase (decrease)	increase (decrease)
Accident Year 2004	$5.2	$(3.4)
Accident Year 2003	0.6	—
Accident Year 2002	(0.9)	(1.9)
Accident Years 2001 and prior	(0.9)	(2.8)

Total	$4.0	$(8.1)

For accident year 2004, the increase in estimated gross unpaid loss and loss adjustment expenses was principally due to a higher gross loss estimate for professional liability excess policies due to higher than expected claim severity. The decrease in estimated net unpaid loss and loss adjustment expenses for accident year 2004 was principally due to a lower net loss estimate for commercial property policies as a result of better than expected claim frequency.
For accident year 2003, the increase in estimated gross unpaid loss and loss adjustment expenses was principally due to a higher gross loss estimate for professional liability excess loss estimates due to higher than expected claim severity.
The decrease in estimated gross and net unpaid loss and loss adjustment expenses for accident years 2002 and prior was principally due to decreased loss estimates across most commercial and specialty lines of business due to better than expected case incurred loss development.
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
Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30, 2005	December 31, 2004
Funds Held Payable to Reinsurer Balance at Beginning of Period	$131,119	$110,011

Net Written Premiums Ceded	(148)	94,474
Reinsurer Expense Allowance	5	(3,318)
Provisional Commission	(4,018)	(48,971)
Paid Loss and Loss Adjustment Expenses	(5,203)	(25,585)
Interest Credit	818	4,853
Commutation	(77,906)	—
Other	—	(345)

Subtotal Activity	(86,452)	21,108

Funds Held Payable to Reinsurer Balance at End of Period	$44,667	$131,119

The Company has also accrued a profit commission receivable based upon the experience of the underlying business ceded to this reinsurance agreement, in the amounts of $5.3 million and $13.4 million as of June 30, 2005 and December 31, 2004, respectively. The profit commission reduces ceded written and earned premiums and increases net written and earned premiums.
9.	Loans Payable
As of June 30, 2005 and December 31, 2004, the Company had aggregate borrowings of $0 million and $33.4 million, respectively, from the Federal Home Loan Bank of Pittsburgh. Any outstanding borrowings bear interest at adjusted LIBOR and mature twelve months or less from inception. The proceeds from any outstanding borrowings are invested in asset backed and collateralized mortgage obligation securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates. Due to declining spreads the Company prepaid all outstanding Federal Home Loan Bank loans during the first quarter of 2005.
10.	Shareholders’ Equity
The Company has established stock purchase plans including an Employee Stock Purchase Plan and a Non-Qualified Employee Stock Purchase Plan. Shares may be purchased under each of these plans by eligible employees during designated one month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The Company issued 72,602 and 421,200 shares under the Employee Stock Purchase Plan and the Non-Qualified Employee Stock Purchase Plan, respectively, during the six months ended June 30, 2005.

During the three months ended June 30, 2005, the Company entered into Restricted Stock Award Agreements with certain employees and issued 44,805 shares pursuant to these agreements.
11.	Earnings Per Share
Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and six months ended June 30, 2005 and 2004, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Six
	Months Ended June 30,		Months Ended June 30
	2005	2004	2005	2004
Weighted-Average Common Shares Outstanding	22,953	22,111	22,690	22,065

Weighted-Average Potential Shares Issuable	1,487	1,082	1,319	1,107

Weighted-Average Shares and Potential Shares Issuable	24,440	23,193	24,009	23,172

Net Income	$47,140	$26,667	$92,711	$53,427

Basic Earnings per Share	$2.05	$1.21	$4.09	$2.42

Diluted Earnings per Share	$1.93	$1.15	$3.86	$2.31

12.	Income Taxes
The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.
13.	Reinsurance
In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure, managing capacity constraints and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on premiums written and earned is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005		June 30, 2005
(In thousands)	Written	Earned	Written	Earned
Direct Business	$283,378	$279,395	$567,445	$566,167
Reinsurance Assumed	967	808	2,005	2,048
Reinsurance Ceded	33,995	47,067	65,314	98,324

Net Premiums	$250,350	$233,136	$504,136	$469,891

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004		June 30, 2004
	Written	Earned	Written	Earned
Direct Business	$279,535	$256,856	$530,396	$495,943
Reinsurance Assumed	847	1,867	2,423	3,997
Reinsurance Ceded	56,184	69,160	106,042	138,955

Net Premiums	$224,198	$189,563	$426,777	$360,985

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $1.2 million and $4.6 million for the three months ended June 30, 2005 and 2004, respectively and $2.5 million and $8.7 million for the six months ended June 30, 2005 and 2004, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.
Approximately $15.6 million of the Company’s reinsurance receivable balances at June 30, 2005 are with Converium Reinsurance North American Inc. (“CRNA”). During the third quarter of 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff. Of the $15.6 million reinsurance receivable balances with CRNA, $0.5 million are receivables on paid losses and $15.1 million are receivables on unpaid loss and loss adjustment expense. The Company is monitoring CRNA’s ability to pay claims, and at this time, believes, that the amounts with CRNA will be collectible.
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
Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three and six months ended June 30, 2005 and 2004 was $7.1 million and $(10.2) million, respectively, and $(1.8) million and $(6.1) million, respectively. The related tax effect of Reclassification Adjustments for the three and six months ended June 30, 2005 and 2004 was $(0.1) million and $0.4 million, respectively, and $(3.9) million and $(0.3) million, respectively.
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
Following is a tabulation of business segment information for the three and six months ended June 30, 2005 and 2004. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Three Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
June 30, 2005:
Gross Written Premiums	$211,801	$48,187	$24,357	—	$284,345

Net Written Premiums	$198,051	$39,608	$12,691	—	$250,350

Revenue:
Net Earned Premiums	$183,457	$36,836	$12,843	—	$233,136
Net Investment Income	—	—	—	15,373	15,373
Net Realized Investment Gain	—	—	—	296	296
Other Income	—	—	236	64	300

Total Revenue	183,457	36,836	13,079	15,733	249,105

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	83,238	23,878	8,686	—	115,802
Acquisition Costs and Other Underwriting Expenses	—	—	—	57,826	57,826
Other Operating Expenses	—	—	43	5,967	6,010

Total Losses and Expenses	83,238	23,878	8,729	63,793	179,638

Income Before Income Taxes	100,219	12,958	4,350	(48,060)	69,467

Total Income Tax Expense	—	—	—	22,327	22,327

Net Income	$100,219	$12,958	$4,350	$(70,387)	$47,140

Total Assets	—	—	$190,472	$2,362,484	$2,552,956

June 30, 2004:
Gross Written Premiums	$198,615	$46,438	$35,329	—	$280,382

Net Written Premiums	$165,024	$38,143	$21,031	—	$224,198

Revenue:
Net Earned Premiums	$146,634	$31,603	$11,326	—	$189,563
Net Investment Income	—	—	—	10,800	10,800
Net Realized Investment Loss	—	—	—	(1,061)	(1,061)
Other Income	—	—	660	169	829

Total Revenue	146,634	31,603	11,986	9,908	200,131

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	81,083	21,699	4,535	—	107,317
Acquisition Costs and Other Underwriting Expenses	—	—	—	51,272	51,272
Other Operating Expenses	—	—	867	1,775	2,642

Total Losses and Expenses	81,083	21,699	5,402	53,047	161,231

Income Before Income Taxes	65,551	9,904	6,584	(43,139)	38,900

Total Income Tax Expense	—	—	—	12,233	12,233

Net Income	$65,551	$9,904	$6,584	$(55,372)	$26,667

Total Assets	—	—	$304,191	$1,775,332	$2,079,523

	Six Months Ended,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
June 30, 2005:
Gross Written Premiums	$421,811	$101,822	$45,817	—	$569,450

Net Written Premiums	$402,374	$75,909	$25,853	—	$504,136

Revenue:
Net Earned Premiums	$367,175	$72,221	$30,495	—	$469,891
Net Investment Income	—	—	—	28,864	28,864
Net Realized Investment Gain	—	—	—	11,094	11,094
Other Income	—	—	450	330	780

Total Revenue	367,175	72,221	30,945	40,288	510,629

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	172,924	49,741	19,608	—	242,273
Acquisition Costs and Other Underwriting Expenses	—	—	—	121,774	121,774
Other Operating Expenses	—	—	43	9,906	9,949

Total Losses and Expenses	172,924	49,741	19,651	131,680	373,996

Income Before Income Taxes	194,251	22,480	11,294	(91,392)	136,633

Total Income Tax Expense	—	—	—	43,922	43,922

Net Income	$194,251	$22,480	$11,294	$(135,314)	$92,711

Total Assets	—	—	$190,472	$2,362,484	$2,552,956

June 30, 2004:
Gross Written Premiums	$373,688	$93,830	$65,301	—	$532,819

Net Written Premiums	$309,764	$78,194	$38,819	—	$426,777

Revenue:
Net Earned Premiums	$280,153	$61,018	$19,814	—	$360,985
Net Investment Income	—	—	—	20,773	20,773
Net Realized Investment Gain	—	—	—	717	717
Other Income	—	—	1,803	408	2,211

Total Revenue	280,153	61,018	21,617	21,898	384,686

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	154,991	39,754	8,815	—	203,560
Acquisition Costs and Other Underwriting Expenses	—	—	—	98,626	98,626
Other Operating Expenses	—	—	1,112	3,299	4,411

Total Losses and Expenses	154,991	39,754	9,927	101,925	306,597

Income Before Income Taxes	125,162	21,264	11,690	(80,027)	78,089

Total Income Tax Expense	—	—	—	24,662	24,662

Net Income	$125,162	$21,264	$11,690	$(104,689)	$53,427

Total Assets	—	—	$304,191	$1,775,332	$2,079,523

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
Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability and/or the financial condition of the Company. These include, but are not limited to:
•	Business Environment and Industry factors — Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company’s strategy is to focus on underwriting profits, and accordingly the Company’s marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

•	Changes in taxes, governmental laws and regulations — Significant new legislation and/or regulation could adversely impact profitability.

•	Competition — The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

•	Financial Strength Rating — If A.M. Best Company downgrades the rating of the Company’s insurance subsidiaries, the Company may not be able to compete as effectively with its commercial and specialty lines competitors.

•	Regulation — The Company’s insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

•	Litigation — Adverse rulings in any material litigation to which the Company is a party could materially affect its financial position and results of operations.

•	Inflation — Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts, is known.

•	Investment Risk — Substantial future increases in interest rates could result in a decline in the market value of the Company’s investment portfolio and resulting losses and/or reduction in shareholders’ equity.

•	Claims development and the process of estimating loss reserves — Estimating the Company’s ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgmental process, inasmuch as the amounts of any ultimate liability of the Company with respect to such claims are based on management’s informed estimates and judgments using data currently available.

•	Catastrophe Exposure — The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a catastrophic event could greatly increase claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events. It is possible that a catastrophic event could adversely impact profitability.

•	Reinsurance — The adequacy of reinsurance coverage which may be obtained by the Company and the ability and willingness of the Company’s reinsurers to pay.

•	Contingent Commission Arrangements — The outcome of industry-wide investigations being conducted by various insurance departments, attorneys-general and other authorities relating to the use of contingent commission arrangements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	Finite Risk Reinsurance Arrangements — The outcome of the Securities and Exchange Commission’s industry-wide investigation relating to the use of non-traditional insurance products, including finite risk reinsurance arrangements.

•	Future Terrorist Attacks — The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a terrorist attack could greatly increase claims under the insurance policies the insurance subsidiaries issue. It is possible that a terrorist attack could adversely impact profitability.
The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Investments
The Company’s investment objective is the realization of relatively high levels of after-tax net investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet cash requirements of current operations and long-term liabilities, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of June 30, 2005, approximately 90.7% and 7.5% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 84.9% and 7.3%, respectively, at December 31, 2004.
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $95.6 million, $236.8 million and $162.6 million, respectively, as of June 30, 2005 and $96.0 million, $229.6 million and $62.6 million, respectively, as of December 31, 2004. The asset backed, mortgage pass-through, and collateralized mortgage obligation investments are amortizing securities possessing desirable prepayment risk and/or extension profiles.
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery of fair value. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.1 million and $0 million, respectively, for the three months ended June 30, 2005 and 2004, and $0.2 million and $0 million, respectively, for the six months ended June 30, 2005 and 2004. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions.
Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”). Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million and $1.7 million for the three months ended June 30, 2005 and 2004,

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
respectively, and $0 million and $2.6 million for the six months ended June 30, 2005 and 2004, respectively. These non-cash realized investment losses were from investments primarily in collateralized bond obligations which were impacted by recent years’ non investment grade default rates that were higher than historic averages and from investments in other asset backed securities which experienced extension of cash flows on the underlying collateral.
The Company’s fixed maturity portfolio amounted to $1,599.7 million and $1,229.7 million, as of June 30, 2005 and December 31, 2004, respectively, of which 99.5% and 99.3% of the portfolio as of June 30, 2005 and December 31, 2004, respectively, was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $6.9 million and $4.9 million as of June 30, 2005 and December 31, 2004, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $2.2 million and $1.3 million as of June 30, 2005 and December 31, 2004, respectively. The remaining unrealized losses are attributable largely to market price changes due to interest rate increases since the investments were purchased, and are not considered to be other than temporary impairments, given the ability and intent to hold the securities to recovery. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF.
The following table identifies the period of time securities with an unrealized loss at June 30, 2005 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.1 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $2.8 million. No issuer of securities or industry represents more than 2.7% and 14.2%, respectively, of the total estimated fair value, or 2.0% and 10.2%, respectively, of the total gross unrealized loss included in the table below. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period in which such determination was made.

	Gross Unrealized Losses
	(in millions)
	Fixed Maturities
	Available for Sale		Total
	Excluding Interests	Interests in	Fixed Maturities
Continuous time in unrealized loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$0.1	$—	$0.1	$1.2	$1.3
4 – 6 months	1.0	0.6	1.6	1.6	3.2
7 – 9 months	1.2	0.6	1.8	0.2	2.0
10 – 12 months	0.3	0.1	0.4	—	0.4
13 – 18 months	2.1	0.4	2.5	—	2.5
19 – 24 months	—	0.2	0.2	—	0.2
> 24 months	—	0.3	0.3	—	0.3

Total Gross Unrealized Losses	$4.7	$2.2	$6.9	$3.0	$9.9

Estimated fair value of securities with a gross unrealized loss	$531.0	$218.3	$749.2	$50.7	$799.9

Based upon the Company’s impairment evaluation as of June 30, 2005, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
For the three months ended June 30, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.1 million and $1.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $2.3 million and $11.4 million, respectively. For the three months ended June 30, 2004, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.1 million and $0.3 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $4.3 million and $2.4 million, respectively.
For the six months ended June 30, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $3.0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.6 million and $31.4 million, respectively. For the six months ended June 30, 2004, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $0.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $7.1 million and $3.9 million, respectively.
$1.2 million of the $3.0 million gross loss on the sale of equity securities for the six months ended June 30, 2005 was the result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. This $1.2 million realized gross loss was in addition to the previously reported $1.4 million impairment loss recognized during the three months ended December 31, 2004 upon the Company’s initial decision to change three of its common stock investment managers and no longer hold the securities to recovery. The remaining gross loss on the sale of fixed maturity and equity securities resulted from the decision to sell securities based upon an assessment of economic conditions and ongoing portfolio management objectives of maximizing the Company’s after-tax net investment income.
Results of Operations (Six Months ended June 30, 2005 vs. June 30, 2004)
          Premiums: Premium information for the six months ended June 30, 2005 vs. June 30, 2004 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Gross Written Premiums	$421.8	$101.8	$45.8	$569.4
2004 Gross Written Premiums	$373.7	$93.8	$65.3	$532.8
Percentage Increase (Decrease)	12.9%	8.5%	(29.9)%	6.9%

2005 Gross Earned Premiums	$423.0	$94.5	$50.7	$568.2
2004 Gross Earned Premiums	$370.3	$80.8	$48.8	$499.9
Percentage Increase (Decrease)	14.2%	17.0%	3.9%	13.7%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In-force policy counts as of June 30, 2005 versus June 30, 2004 have increased 14.8% and 22.1% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above with respect to the commercial and specialty lines segment.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	Realized average rate increases on renewal business approximating 0.8%, 2.9%, and 15.9% for the commercial, specialty and personal lines segments, respectively.
This growth was offset in part due to:
•	Liberty American Insurance Group, Inc.’s planned shift in product mix of reducing mobile homeowners product policies and increasing homeowners product policies. As a result, mobile homeowners gross written premium decreased $27.6 million and homeowners gross written premium increased $5.8 million. Additionally, it is anticipated that the shift in product mix from mobile homeowners products to homeowners products will result in approximately $18.0 million of lower mobile homeowners gross written premiums during the remaining six months of 2005 compared to the same period in 2004.

•	In-force policy counts for the personal lines segment decreased 31.3%, resulting from a decrease in the in-force counts for the mobile homeowners’ product of 46.7% and an increase in in-force policy counts for the homeowners’ product of 63.5%, as a result of the planned shift in product mix.

•	An automobile leasing customer and an automobile excess liability customer decision to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by $28.1 million. Additionally, it is anticipated that this decision to self insure will result in approximately $49.0 million of non renewed commercial automobile gross written premium during the remaining six months of 2005 compared to the same period in 2004.

•	Re-underwriting the lawyers’ errors and omissions book of business, resulting in gross written premiums for the specialty lines segment being reduced by $7.0 million.

•	Increased pricing competition for specialty lines segment products and for the specialty property product (commercial lines segment).
The respective net written premium and net earned premium changes for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2005 vs. June 30, 2004 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Net Written Premiums	$402.3	$75.9	$25.9	$504.1
2004 Net Written Premiums	$309.8	$78.2	$38.8	$426.8
Percentage Increase (Decrease)	29.9%	(2.9)%	(33.2)%	18.1%

2005 Net Earned Premiums	$367.2	$72.2	$30.5	$469.9
2004 Net Earned Premiums	$280.2	$61.0	$19.8	$361.0
Percentage Increase	31.0%	18.4%	54.0%	30.2%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	A change in the Company’s reinsurance program whereby, effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement:
•	The Company ceded 22% of its net written and earned premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies becoming effective during 2004. During the six months ended June 30, 2005 and 2004, the Company ceded $(0.4) million and $41.3 million of net written premiums, respectively, and $33.2 million and $76.1 million of net earned premiums, respectively.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	As a result of the January 1, 2005 casualty excess of loss treaty renewal, the reinsurance costs by product charged by the reinsurers are at a different level than that charged under the prior treaty to reflect their view of expected treaty experience. Accordingly, specialty lines segment product reinsurance costs were increased and commercial lines segment product reinsurance costs were decreased. The overall cost of the casualty excess of loss treaty reinsurance renewal is expected to approximate 8.1% of gross written casualty premiums.

•	Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $2.5 million and $8.7 million for the six months ended June 30, 2005 and 2004, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

•	Certain of the Company’s reinsurance contracts have reinstatement provisions whereby the Company must pay additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. The Company accrued $1.9 million of reinstatement reinsurance premium under its casualty excess of loss reinsurance treaty, during the six months ended June 30, 2005, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded and written premiums and reduced net written and earned premiums.

•	On December 31, 2004, the Company terminated a quota share reinsurance agreement under which it ceded 15% of its mobile homeowners and homeowners business (personal lines segment). Upon termination the Company increased its unearned premium reserve and net written premium by $5.7 million.
          Net Investment Income: Net investment income approximated $28.9 million for the six months ended June 30, 2005 and $20.8 million for the same period of 2004. Total investments grew to $1,738.0 million at June 30, 2005 from $1,325.4 million at June 30, 2004. The growth in investment income is due to increased investments which arose from investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio was 4.1 years at June 30, 2005 and June 30, 2004. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.8% at June 30, 2005, compared to 4.7% at June 30, 2004. Net investment income was reduced by $0.8 million and $2.3 million for the six months ended June 30, 2005 and 2004, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 8).
          The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 2.26% and 0.23% for the six months ended June 30, 2005 and 2004, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 1.85% and 0.25% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
          Net Realized Investment Gain: Net realized investment gains were $11.1 million for the six months ended June 30, 2005 and $0.7 million for the same period in 2004. The Company realized net investment gains of $3.6 million and $10.8 million from the sale of fixed maturity and equity securities, respectively, for the six months ended June 30, 2005, and $0 million and $0.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $10.8 million net realized gains from the sale of equity securities included approximately $11.0 million of net realized gains as a result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. Net realized investment gain was reduced by $3.2 million for the six months ended June 30, 2005 due to the recognized loss of the change in fair value of a cash flow hedge entered into by the Company for which the forecasted transaction did not occur (see Note 5).

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
          Other Income: Other income approximated $0.8 million for the six months ended June 30, 2005 and $2.2 million for the same period of 2004. Other income consists primarily of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The decrease in other income is due primarily to reduced commissions earned on brokered personal lines business due to termination of certain brokering agreements during 2004.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $38.7 million (19.0%) to $242.3 million for the six months ended June 30, 2005 from $203.6 million for the same period of 2004, and the loss ratio decreased to 51.6% in 2005 from 56.4% in 2004. This increase in net loss and loss adjustment expenses was primarily due to:
•	A 30.2% growth in net earned premiums

•	A $3.0 million increase in gross and net loss and loss adjustment expenses due to estimated catastrophe losses from Florida hailstorms in March, 2005. The hailstorm losses were incurred in the personal lines segment.
These increases to the loss and loss adjustment expenses were offset in part by:
•	Reserve actions taken during the six months ended June 30, 2005 wherein the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were decreased by $7.4 million.

Net Basis
(In millions)	increase (decrease)
Accident Year 2004	$(7.7)
Accident Year 2003	(0.3)
Accident Year 2002	(1.9)
Accident Years 2001 and prior	2.5

Total	$(7.4)

The decrease in estimated net loss and loss adjustment expenses was principally due to a lower loss estimate for commercial property policies for the 2004 accident year as a result of better than expected claim frequency.
The change in the estimate for gross unpaid loss and loss adjustment expenses is as follows:

Gross Basis
(In millions)	increase (decrease)
Accident Year 2004	$(19.7)
Accident Year 2003	3.0
Accident Year 2002	19.2
Accident Years 2001 and prior	4.8

Total	$7.3

The overall increase in estimated gross unpaid loss and loss adjustment expenses was principally due to increased program umbrella loss estimates for the 2002 and 2003 accident years due to higher than expected claim severity, and increased loss estimates for general liability and commercial automobile policies for the 2001 and prior accident years. Additionally, the increase in the program umbrella loss

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
estimates for the 2002 accident year resulted in the Company accruing approximately $1.7 million of reinstatement reinsurance premium under its casualty excess of loss reinsurance treaty.
The decrease in estimated gross unpaid loss and loss adjustment expenses for accident year 2004 was principally due to lowering the gross loss estimate for Hurricane Jeanne and a lower loss estimate for commercial property policies as a result of better than expected claim frequency. These decreases were partially offset by a higher gross loss estimate for professional liability excess policies due to higher than expected claim severity.
During the six months ended June 30, 2005 and 2004, the Company also ceded $33.2 million and $76.1 million of net earned premium, respectively, and $15.5 million and $38.1 million in net loss and loss adjustment expenses, respectively, pursuant to quota share reinsurance agreements (see Premiums).
During the six months ended June 30, 2005, the Company revised its December 31, 2004 estimates for gross losses due to Hurricanes Charley, Frances, Ivan and Jeanne as noted below (in millions):

Hurricane:	Charley	Frances	Ivan	Jeanne	Total
Change in gross loss estimate Increase (Decrease)	$7.9	$(5.5)	$(2.4)	$(26.2)	$(26.2)
The higher loss estimate for Hurricane Charley, which, when combined with the aggregate loss estimates for Hurricanes Frances and Jeanne, resulted in approximately an additional $0.7 million of Hurricane Jeanne losses for the six months ended June 30, 2005 to be in excess of the aggregate $80.0 million coverage limit available on the $40.0 million excess $50.0 million loss layer of the Company’s catastrophe reinsurance program. The additional $0.7 million in Hurricane Jeanne losses reduced net income for the six months ended June 30, 2005 by $0.4 million.
The multiple hurricane events in 2004 resulted in accelerating the recognition of catastrophe reinsurance premium expense during 2004 as a result of utilizing certain of the catastrophe reinsurance coverages. Based upon the June 30, 2005 hurricane gross loss estimates, approximately $1.2 million of previously accelerated reinsurance premium expense was reversed during the six months ended June 30, 2005, increasing net income by $0.8 million.
Based upon the current catastrophe loss estimates, recoveries for Hurricane Frances are near the limit of the Company’s catastrophe reinsurance program. Catastrophe reinsurance recoveries available to the Company for development on Hurricane Frances beyond current estimates are dollar for dollar for approximately the next $0.8 million of additional increase in catastrophe losses, and 34% of the next $50.0 million of additional increase in catastrophe losses. Because of the interaction of the Florida Hurricane Catastrophe Fund (FHCF) and the Company’s open market reinsurance program, development on Hurricane Charley would reduce the coverage limit available from the FHCF for Hurricane Frances. Additionally since the hurricane losses currently exceed the aggregate $80.0 million coverage limit available on the $40.0 million excess $50.0 million coverage loss layer of the Company’s catastrophe reinsurance program, each dollar of additional development on Hurricane Charley in this layer would diminish coverage available for Hurricane Jeanne losses and result in approximately an additional $.085 of losses being retained by the Company.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $23.2 million (23.5%) to $121.8 million for the six months ended June 30, 2005 from $98.6 million for the same period of 2004 and the expense ratio decreased to 25.9% in 2005 from 27.3% in 2004. The increase in acquisition costs and other underwriting expenses was due primarily to the 30.2% growth in net earned premiums and offset in part due to the decrease in gross written premiums for the commercial automobile excess liability product which possesses a relative higher acquisition cost relative to the Company’s other products. For the six months ended June 30, 2005 and 2004 the Company ceded $33.2 million and $76.1 million, respectively, of net earned premium and earned $15.0 million and $32.5 million, respectively, in ceding commission under a quota share agreement (see Premiums).

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          Other Operating Expenses: Other operating expenses increased $5.5 million to $9.9 million for the six months ended June 30, 2005 from $4.4 million for the same period of 2004. $2.0 million of the increase is due to a bonus accrual related to the terms of an employment agreement with the Company’s founder and Chairman. The remaining increase in the level of expenses is primarily due to the growth of the business, offset in part by reduced commissions paid on brokered personal lines business (see Other Income).
          Income Tax Expense: The Company’s effective tax rate for the six months ended June 30, 2005 and 2004 was 32.1% and 31.6%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Results of Operations (Three Months ended June 30, 2005 vs. June 30, 2004)
          Premiums: Premium information for the three months ended June 30, 2005 vs. June 30, 2004 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Gross Written Premiums	$211.8	$48.2	$24.3	$284.3
2004 Gross Written Premiums	$198.7	$46.4	$35.3	$280.4
Percentage Increase (Decrease)	6.6%	3.9%	(31.2)%	1.4%

2005 Gross Earned Premiums	$209.3	$47.2	$23.7	$280.2
2004 Gross Earned Premiums	$191.4	$41.6	$25.7	$258.7
Percentage Increase (Decrease)	9.4%	13.5%	(7.8)%	8.3%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In-force policy counts as of June 30, 2005 versus June 30, 2004 have increased 14.8% and 22.1% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above with respect to the commercial and specialty lines segment.

•	Realized average rate increases on renewal business approximating 2.6% and 19.2% for the specialty and personal lines segments, respectively.
This growth was offset in part due to:
•	Liberty American Insurance Group, Inc.’s planned shift in product mix of reducing mobile homeowners product policies and increasing homeowners product policies. As a result, mobile homeowners gross written premium decreased $16.6 million and homeowners gross written premium increased $4.2 million.

•	In-force policy counts for the personal lines segment decreased 31.3%, resulting from a decrease in the mobile homeowners’ product of 46.7%, and an increase in in-force policy counts for the homeowners’ product of 63.5%, as a result of the planned shift in product mix.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	An automobile leasing customer and an automobile excess liability customer decision to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by $25.1 million;

•	Realized average rate decreases on renewal business approximating 0.4% for the commercial lines segment.

•	Re-underwriting the professional liability excess and lawyers errors and omissions books of business, resulting in gross written premiums for the specialty lines segment being reduced by $1.6 million and $4.1 million, respectively.

•	Increased pricing competition for specialty lines segment products and for the specialty property product (commercial lines segment).
The respective net written premium and net earned premium changes for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2005 vs. June 30, 2004 were (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Net Written Premiums	$198.1	$39.6	$12.7	$250.4
2004 Net Written Premiums	$165.1	$38.1	$21.0	$224.2
Percentage Increase (Decrease)	20.0%	3.9%	(39.5)%	11.7%

2005 Net Earned Premiums	$183.5	$36.8	$12.8	$233.1
2004 Net Earned Premiums	$146.7	$31.6	$11.3	$189.6
Percentage Increase (Decrease)	25.1%	16.5%	13.3%	23.0%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	A change in the Company’s reinsurance program whereby, effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement:
•	The Company ceded 22% of its net written and earned premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies becoming effective during 2004. During the three months ended June 30, 2005 and 2004, the Company ceded $(0.2) million and $21.5 million of net written premiums, respectively, and $14.4 million and $35.8 million of net earned premiums, respectively.
•	As a result of the January 1, 2005 casualty excess of loss treaty renewal, the reinsurance costs by product charged by the reinsurers are at a different level than that charged under the prior treaty to reflect their view of expected treaty experience. Accordingly, specialty lines segment product reinsurance costs were increased and commercial lines segment product reinsurance costs were decreased. The overall cost of the casualty excess of loss treaty reinsurance renewal is expected to approximate 8.1% of gross written casualty premiums.
•	Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $1.2 million and $4.6 million for the three months ended June 30, 2005 and 2004, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          Net Investment Income Net investment income approximated $15.4 million for the three months ended June 30, 2005 and $10.8 million for the same period of 2004. Total investments grew to $1,738.0 million at June 30, 2005 from $1,325.4 million at June 30, 2004. The growth in investment income is due to increased investments which arose from investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio was 4.1 years at June 30, 2005 and June 30, 2004. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.8% at June 30, 2005, compared to 4.7% at June 30, 2004. Net investment income was reduced by $0.3 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 8).
          The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 2.56% and (1.57)% for the three months ended June 30, 2005 and 2004, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 2.42% and (1.98)% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio compared to the index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $0.3 million for the three months ended June 30, 2005 and $(1.1) million for the same period in 2004. The Company realized net investment gains of $2.6 million and $0.6 million from the sale of fixed maturity and equity securities, respectively, for the three months ended June 30, 2005, and $0 million and $0.1 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $0.6 million net realized gains from the sale of equity securities included approximately $1.6 million of net realized gains as a result of the liquidation of one of the Company’s equity portfolios following the Company’s decision to change one of its common stock investment managers during the three months ended June 30, 2005. Net realized investment gain was reduced by $2.9 million for the three months ended June 30, 2005 due to the recognized loss of the change in fair value of a cash flow hedge entered into by the Company for which the forecasted transaction did not occur (see Note 5).
The Company realized net investment gains of $0.2 million and $0.4 million from the sale of fixed maturity and equity securities, respectively, for the three months ended June 30, 2004, and $1.7 million in non-cash realized investment losses for fixed maturity investments as a result of the Company’s impairment evaluation.
          Other Income: Other income approximated $0.3 million for the three months ended June 30, 2005 and $0.8 million for the same period of 2004. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The decrease in other income is due primarily to reduced commissions earned on brokered personal lines business due to termination of certain brokering agreements during 2004.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $8.5 million (8.0%) to $115.8 million for the three months ended June 30, 2005 from $107.3 million for the same period of 2004 and the loss ratio decreased to 49.7% in 2005 from 56.6% in 2004. This increase in net loss and loss adjustment expenses was primarily due to:
•	A 23.0% growth in net earned premiums
     This increase to the loss and loss adjustment expenses was offset in part due to:
•	Reserve actions taken during the three months ended June 30, 2005, wherein the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior, respectively, by the following amounts:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Net Basis
(In millions)	increase (decrease)
Accident Year 2004	$(3.4)
Accident Year 2003	—
Accident Year 2002	(1.9)
Accident Years 2001 and prior	(2.8)

Total	$(8.1)

The decrease in estimated net unpaid loss and loss adjustment expenses for accident year 2004 was principally due to a lower net loss estimate for commercial property policies as a result of better than expected claim frequency. The decrease in estimated net unpaid loss and loss adjustment expenses for accident years 2002 and prior was principally due to better than expected case incurred loss development across most commercial and specialty lines of business.
The change in the estimate for gross unpaid loss and loss adjustment expenses is as follows:

Gross Basis
(In millions)	increase (decrease)
Accident Year 2004	$5.2
Accident Year 2003	0.6
Accident Year 2002	(0.9)
Accident Years 2001 and prior	(0.9)

Total	$4.0

The increase in estimated gross unpaid loss and loss adjustment expenses for accident years 2004 and 2003 was principally due to a higher gross loss estimate for professional liability excess policies due to higher than expected claim severity.
The decrease in estimated gross unpaid loss and loss adjustment expenses for accident years 2002 and prior was principally due to better than expected case incurred loss development across most commercial and specialty lines of business.
During the three months ended June 30, 2005, the Company revised its March 31, 2005 estimates for gross losses due to Hurricanes Charley, Frances, Ivan and Jeanne as noted below (in millions):

Hurricane:	Charley	Frances	Ivan	Jeanne	Total
Change in gross loss estimate Increase (Decrease)	$0.7	$0.9	$0.8	$(3.6)	$(1.2)
The higher loss estimate for Hurricane Charley, which, when combined with the aggregate loss estimates for Hurricanes Frances and Jeanne, resulted in approximately an additional $0.1 million of Hurricane Jeanne losses in the quarter ended June 30, 2005 to be in excess of the aggregate $80.0 million coverage limit available on the $40.0 million excess $50.0 million loss layer of the Company’s catastrophe reinsurance program. The $3.6 million reduction in the loss estimate for Hurricane Jeanne increased net income for the first quarter 2005 by $0.3 million.
The multiple hurricane events in 2004 resulted in accelerating the recognition of catastrophe reinsurance premium expense during 2004 as a result of utilizing certain of the catastrophe reinsurance coverages. Based upon the June 30, 2005 hurricane gross loss estimates, approximately $0.2 million of previously accelerated reinsurance premium expense was reversed in the second quarter 2005, increasing net income by $0.1 million.

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
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $6.5 million (12.7%) to $57.8 million for the three months ended June 30, 2005 from $51.3 million for the same period of 2004 and the expense ratio decreased to 24.8% in 2005 from 27.0% in 2004. The increase in acquisition costs and other underwriting expenses was due primarily to the 23.0% growth in net earned premiums and offset in part due to the decrease in gross written premiums for the commercial automobile excess liability product (see Premiums) which possesses a higher acquisition cost relative to the Company’s other products. Additionally, for the three months ended June 30, 2005 and 2004 the Company ceded $14.4 million and $35.8 million, respectively, of net earned premium and earned $6.6 million and $17.3 million, respectively, in ceding commission under a quota share agreement (see Premiums).
          Other Operating Expenses: Other operating expenses increased $3.4 million to $6.0 million for the three months ended June 30, 2005 from $2.6 million for the same period of 2004. $2.0 million of the increase is due to a bonus accrual recorded during 2005 related to the terms of an employment agreement with the Company’s founder and Chairman. The remaining increase in the level of expenses is primarily due to the growth of the business, offset in part by reduced commissions paid on brokered personal lines business (see Other Income).
          Income Tax Expense: The Company’s effective tax rate for the three months ended June 30, 2005 and 2004 was 32.1% and 31.4%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Liquidity and Capital Resources
          For the six months ended June 30, 2005, the Company’s investments experienced unrealized investment depreciation of $10.5 million, net of the related deferred tax benefit of $5.6 million. At June 30, 2005, the Company had total investments with a carrying value of $1,738.0 million, of which 92.0% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The collateralized mortgage, mortgage pass-through, and asset backed securities consist of amortized securities possessing favorable pre-payment and/or extension risk profiles. The remaining 8.0% of the Company’s total investments consisted primarily of publicly traded common stock securities.
          During 2004, the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan, and Jeanne. The catastrophe losses primarily impacted the Company’s personal lines segment and, to a lesser extent, its commercial lines segment. The gross catastrophe loss and loss adjustment expense estimates as a result of these hurricanes was $594.0 million for the personal lines segment and $40.0 million for the commercial lines segment.
          Loss estimates may still change in the future due in part to the number of claims which have not yet been completely remediated or for which the property covered by the claim has not been repaired. Under the Company’s catastrophe reinsurance programs in place at the time of these hurricane events, the Company had a $3.5 million pre-tax per occurrence loss retention for its personal lines catastrophe losses and a $7.0 million pre-tax per occurrence

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
loss retention for its commercial lines catastrophe losses. The Company estimates its net aggregate retention losses for the four hurricane events is $47.5 million.
          The Company’s catastrophe reinsurance program consists of its open market (“OM”) program, which has been placed principally with large reinsurers that are rated at least “A” (“Excellent”) by A.M. Best, and the Florida Hurricane Catastrophe Fund (“FHCF”). Although the Company believes that it will collect all or substantially all of its reinsurance recoverables, there can be no assurance of this. The Company believes it will have adequate funds to pay the estimated hurricane catastrophe losses noted above. The Company’s estimated total reinsurance recoverables, reinsurance recoverables on paid losses and loss adjustment expenses, catastrophe reinsurance billings and reinsurance collections with respect to its catastrophe reinsurance programs as of June 30, 2005 for the above mentioned hurricane events are summarized in the table below.

	Total
	FHCF	OM	Total
		(In Millions)
Personal Lines Segment:
Total Estimated Loss and LAE Recoverables	$168.4	$402.5	$570.9

Recoverable on Catastrophe Loss and LAE Paid	$164.9	$391.1	$556.0

Catastrophe Loss and LAE Billed to Reinsurers	$168.2	$378.6	$546.8

Catastrophe Loss and LAE Collected from Reinsurers	$167.8	$378.6	$546.4

Commercial Lines Segment:
Total Estimated Loss and LAE Recoverables	$1.7	$14.0	$15.7

Recoverable on Catastrophe Loss and LAE Paid	$1.7	$4.6	$6.3

Catastrophe Loss and LAE Billed to Reinsurers	$1.7	$4.6	$6.3

Catastrophe Loss and LAE Collected from Reinsurers	$1.2	$3.7	$4.9

          The Company produced net cash from operations of $170.6 million and $183.3 million for the six months ended June 30, 2005 and 2004, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the six months ended June 30, 2005 was primarily generated from premium growth during the current year due to increases in the number of policies written and, to a lesser extent, price increases realized on renewal business. Net loss and loss expense payments were $143.4 million and $129.6 million, respectively, for the six months ended June 30, 2005 and 2004. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.
          Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At June 30, 2005 the insurance subsidiaries’ unused borrowing capacity was $347.9 million. The remaining borrowing capacity provides an immediately available line of credit. Due to declining interest rate spreads, the Company prepaid all outstanding Federal Home Loan Bank loans during the first quarter of 2005.
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
Forward-Looking Information
          Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company’s business, and the other matters referred to above include, but are not limited to those matters set forth under the caption “General”, above. The Company does not intend to publicly update any forward looking statement, except as may be required by law.

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
          The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of June 30, 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands). The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
Investments	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
Total Fixed Maturities Available For Sale	$1,599,748	200 bp decrease	$1,720,295	7.5%	10.3%
		100 bp decrease	$1,661,621	3.9%	5.3%
		50 bp decrease	$1,631,882	2.0%	2.8%
		50 bp increase	$1,566,142	(2.1)%	(2.9)%
		100 bp increase	$1,532,150	(4.2)%	(5.8)%
		200 bp increase	$1,465,058	(8.4)%	(11.5)%

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported in the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 17, 2005, the Company received a subpoena on June 15, 2005 from the SEC requesting documents and other information regarding any non-traditional insurance arrangements entered into by certain subsidiaries of the Company with Gen Re Corporation and its affiliates. The Company has supplied documents to the SEC in response to such subpoena.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its common stock during the second quarter of 2005 are shown in the following table:

				(c) Total Number of
				Shares Purchased as	(d) Approximate Dollar
				Part of Publicly	Value of Shares That May
	(a) Total Number of		(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Shares Purchased		Paid per Share	Programs	the Plans or Programs
April 1 – April 30	175	(1)	$53.27	—	—
					$45,000,000	(2)
May 1 – May 31	175	(1)	$35.93	—	—
					$45,000,000	(2)
June 1 – June 30	100	(1)	$57.67	—	—
					$45,000,000	(2)
Total

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounted to $75.3 million, of which $30.3 million has been utilized.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on April 28, 2005 the following nominees were elected to the Board of Directors:

Name	Votes For	Votes Withheld
Michael J. Cascio	20,061,202	1,178,727

Elizabeth H. Gemmill	21,049,979	189,950

James J. Maguire	19,162,775	2,077,154

James J. Maguire, Jr.	19,163,118	2,076,811

Margaret M. Mattix	20,547,514	692,415

Michael J. Morris	18,660,963	2,528,966

Donald A. Pizer	21,050,014	189,915

Dirk A. Stuurop	21,050,014	189,915

Sean S. Sweeney	19,162,560	2,077,369
The following other matters were approved at the Annual Meeting:

	Votes For	Votes Against	Abstentions	Broker-Non Votes
Approval of the Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan	11,191,225	8,606,304	44,789	1,397,611

	Votes For	Votes Against	Abstentions	Broker-Non Votes
Approval of the Appointment of PricewaterhouseCoopers, LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2005	21,174,451	58,144	7,334

Item 5. Other information
     Not applicable.

Item 6. Exhibits
Exhibits:

Exhibit No.	Description
3.1**	Amendment to the Company’s bylaws effective as of April 29, 2005

10.1*	Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.2*	65% Florida Only Third and Fourth Event Excess Catastrophe Reinsurance Contract effective September 1, 2004 with the Subscribing Reinsurers.

10.3*	$45 million excess of $195 million Florida Only Catastrophe Reinsurance Contract effective September 10, 2004 with the Subscribing Reinsurers.

10.4*	$6.5 million excess of $3.5 million Florida Only Fifth Event Catastrophe Reinsurance Contract effective September 24, 2004 with the Subscribing Reinsurers.

10.5*	$50 million excess of $240 million Florida Only Catastrophe Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.6*	$40 million excess of $50 million Florida Only Third Event Catastrophe Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.7*	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.8*	Florida Hurricane Catastrophe Fund Reinsurance Contract effective June 1, 2005 (Liberty American Insurance Company)

10.9*	Florida Hurricane Catastrophe Fund Reinsurance Contract effective June 1, 2005 (Mobile USA Insurance Company)

10.10*	Excess Catastrophe Reinsurance Contract effective June 1, 2005 (Preliminary Agreement).

The participating reinsurers on the $5.0 million excess of $5.0 million in coverage are Aspen Insurance Limited, AXA Re, Everest Reinsurance Company, Munchener Ruckversicherungs — Gesellschaf, Quanta Reinsurance LTD, Renaissance Reinsurance Limited (Bermuda), Rosemont Reinsurance LTD and Transatlantic Reinsurance Company at varying levels of participation.

The participating reinsurers on the $10.0 million excess of $10 million in coverage are AXA Re, AXIS Specialty Limited (Bermuda), Everest Reinsurance Company, Munchener Ruckversicherungs — Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Quanta Reinsurance LTD, Rosemont Reinsurance LTD, Sirius International Insurance Corporation , Swiss Reinsurance America, Swiss Re Underwriting Agency Inc. and Transatlantic Reinsurance Co. at varying levels of participation.

The participating reinsurers on the $20.0 million excess of $20.0 million in coverage are American Re Broker Market, AXA Re, AXIS Specialty Limited (Bermuda), Everest Reinsurance Company, Hannover Re (Bermuda) Ltd., Munchener Ruckversicherungs — Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Quanta Reinsurance LTD, Rosemont Reinsurance LTD, Sirius International Insurance Corporation, Swiss Reinsurance America, Transatlantic Reinsurance Co.and XL Re Limited at varying levels of participation.

The participating reinsurers on the $60.0 million excess of $40.0 million in coverage are American Re Broker Market, AXA Re, AXIS Specialty Limited (Bermuda), Everest Reinsurance Company, Hannover Re (Bermuda) Ltd., Munchener Ruckversicherungs — Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Quanta Reinsurance LTD, Rosemont Reinsurance LTD, Sirius International Insurance Corporation, Swiss Reinsurance America, Swiss Re Underwriting Agency Inc., Transatlantic Reinsurance Co., Syndicate #2020 and XL Re Limited at varying levels of participation.

Exhibit No.	Description
10.11*	Reinstatement Premium Protection Reinsurance Contract effective June1, 2005 (Preliminary Agreement). The participating reinsurers are ACE Tempest Reinsurance LTD, AXIS Specialty Limited, Everest Reinsurance Company, Munchener Ruckversicherungs – Gesellschaft and Rosemont Reinsurance LTD at varying levels of participation.

10.12*	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2005 (Preliminary Agreement).

The participating reinsurers on the $3.5 million excess of $3.5 million in coverage are Aspen Insurance UK LTD, Rosemont Reinsurance LTD, Ascot Insurance Services Limited, Syndicate #2623, Syndicate #0033, Syndicate #0623, Syndicate #0780, Syndicate #0958, Syndicate #2001 and Syndicate #2791 at varying levels of participation

The participating reinsurers on the $13.0 million excess of $7.0 million in coverage are Ascot Insurance Services Limited, Aspen Insurance UK LTD, AXIS Specialty Limited (Bermuda ), AXA Re, Montpelier Reinsurance Ltd, Platinum Underwriters Re, Partner Re (Bermuda), PXRE Reinsurance, Rosemont Reinsurance LTD, Syndicate #2623, Syndicate #0033, Syndicate #0566, Syndicate #0623, Syndicate #0780, Syndicate #0958, Syndicate #2001, Syndicate #2003, Syndicate #2010 and Syndicate #2791 at varying levels of participation.

The participating reinsurers on the $15.0 million excess of $20 million in coverage are Ascot Insurance Services Limited , Aspen Insurance UK LTD, AXIS Specialty Limited (Bermuda ), AXA Re, General Reinsurance Corporation, Montpelier Reinsurance Ltd , Partner Re (Bermuda), Platinum Underwriters Re, PXRE Reinsurance, Rosemont Reinsurance LTD, Syndicate #2623, Syndicate #0566, Syndicate #0623, Syndicate #0780, Syndicate #0958, Syndicate #2001, Syndicate #2003, Syndicate #2010 and Syndicate #2791 at varying levels of participation.

The participating reinsurers on the $25.0 million excess of $35.0 million layer in coverage are Ascot Insurance Services Limited , Aspen Insurance UK LTD, AXIS Specialty Limited (Bermuda ), AXA Re, General Reinsurance Corporation, Hannover Re (Bermuda) Ltd, Montpelier Reinsurance Ltd, Partner Re (Bermuda), Platinum Underwriters Re, PXRE Reinsurance, Rosemont Reinsurance LTD, XL Re Limited , Syndicate #2623, Syndicate #0566, Syndicate #0623, Syndicate #0780 and Syndicate #2010 at varying levels of participation.

The participating reinsurers on the $60.0 million excess of $60.0 million in coverage are American Re Broker Market, Ascot Insurance Services Limited, AXIS Specialty Limited (Bermuda ), AXA Re, General Reinsurance Corporation , Hannover Re (Bermuda) Ltd., Montpelier Reinsurance Ltd., Munchener Ruckversicherungs — Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Rosemont Reinsurance LTD, Swiss Re Underwriting Agency Inc., Transatlantic Reinsurance Co., XL Re Limited, Syndicate #0566, Syndicate #0626, Syndicate #2001, Syndicate #2003, Syndicate #2010, Syndicate #2020 and Syndicate #2791 at varying levels of participation.

The participating reinsurers on the $65.0 million excess of $120.0 million in coverage are American Re Broker Market, Ascot Insurance Services Limited, AXIS Specialty Limited (Bermuda), AXA Re, Hannover Re (Bermuda) Ltd., Montpelier Reinsurance Ltd., Munchener Ruckversicherungs — Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Rosemont Reinsurance LTD, Swiss Re Underwriting Agency Inc., Transatlantic Reinsurance Co., XL Re Limited, Syndicate #2001, Syndicate #2020 and Syndicate #2791 at varying levels of

Exhibit No.	Description
participation.

10.13*	Florida Only Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005 (Preliminary Agreement). The participating reinsurers are ACE Tempest Reinsurance LTD, Aspen Insurance UK LTD, AXIS Specialty Limited, Hannover Re (Bermuda) Ltd., Rosemont Reinsurance LTD, Syndicate #0958 and Syndicate #2001 at varying levels of participation.

10.14*	Third Event Catastrophe Reinsurance Contract effective September 3, 2004 with the Subscribing Reinsurers for 50% share.

10.15*	Third Event Catastrophe Reinsurance Contract effective September 3, 2004 with the Subscribing Reinsurers for 50% share.

10.16**	Amendment and Restatement of the Company’s Employees’ Stock Incentive and Performance Based Compensation Plan.

10.17***	Form of Stock Option Award Agreement.

10.18***	Form of Restricted Stock Award Agreement.

31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Filed as an Exhibit to the Company’s Form 8-K dated April 28, 2005 and incorporated by reference

***	Filed as an Exhibit to the Company’s Form 8-K dated June 9, 2005 and incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date August 15, 2005	James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date August 15, 2005	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)