Form 10-Q
period 2005-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2005-11-08
CIK 909109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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
YES: ☑       NO: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the Exchange Act).
YES: ☐       NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2005.
Common Stock, no par value, 23,054,940 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended September 30, 2005

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of,
	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,681,276 AND $1,287,094)	$1,670,815	$1,299,704
EQUITY SECURITIES AT MARKET (COST $151,857 AND $110,601)	162,283	128,447

TOTAL INVESTMENTS	1,833,098	1,428,151
CASH AND CASH EQUIVALENTS	71,388	195,496
ACCRUED INVESTMENT INCOME	17,248	13,475
PREMIUMS RECEIVABLE	279,367	229,502
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	296,422	429,850
DEFERRED INCOME TAXES	34,737	14,396
DEFERRED ACQUISITION COSTS	127,600	91,647
PROPERTY AND EQUIPMENT, NET	23,296	21,281
GOODWILL	25,724	25,724
OTHER ASSETS	35,668	36,134

TOTAL ASSETS	$2,744,548	$2,485,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,121,377	$996,667
UNEARNED PREMIUMS	629,649	531,849

TOTAL POLICY LIABILITIES AND ACCRUALS	1,751,026	1,528,516
FUNDS HELD PAYABLE TO REINSURER	41,778	131,119
LOANS PAYABLE	—	33,406
PREMIUMS PAYABLE	52,891	48,111
OTHER LIABILITIES	111,787	100,347

TOTAL LIABILITIES	1,957,482	1,841,499

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 23,054,869 AND 22,273,917 SHARES ISSUED AND OUTSTANDING	334,269	292,856
NOTES RECEIVABLE FROM SHAREHOLDERS	(8,253)	(5,465)
RESTRICTED STOCK DEFERRED COMPENSATION COST	(3,698)	—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(23)	19,796
RETAINED EARNINGS	464,771	336,970

TOTAL SHAREHOLDERS’ EQUITY	787,066	644,157

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,744,548	$2,485,656

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
REVENUE:
NET EARNED PREMIUMS	$244,770	$187,845	$714,661	$548,830
NET INVESTMENT INCOME	16,979	10,896	45,843	31,669
NET REALIZED INVESTMENT GAIN	1,097	268	12,191	985
OTHER INCOME	600	719	1,380	2,930

TOTAL REVENUE	263,446	199,728	774,075	584,414

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	162,254	760,267	459,111	1,027,473
NET REINSURANCE RECOVERIES	(20,395)	(612,498)	(74,979)	(676,144)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	141,859	147,769	384,132	351,329
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	67,542	56,863	189,316	155,489
OTHER OPERATING EXPENSES	5,142	1,674	15,091	6,085

TOTAL LOSSES AND EXPENSES	214,543	206,306	588,539	512,903

INCOME (LOSS) BEFORE INCOME TAXES	48,903	(6,578)	185,536	71,511

INCOME TAX EXPENSE (BENEFIT):
CURRENT	13,544	(1,541)	67,404	24,222
DEFERRED	269	(2,942)	(9,669)	(4,043)

TOTAL INCOME TAX EXPENSE (BENEFIT)	13,813	(4,483)	57,735	20,179

NET INCOME (LOSS)	$35,090	$(2,095)	$127,801	$51,332

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN (LOSS) ARISING DURING PERIOD	$(8,619)	$11,157	$(11,895)	$(218)
RECLASSIFICATION ADJUSTMENT	(713)	(174)	(7,924)	(640)

OTHER COMPREHENSIVE INCOME (LOSS)	(9,332)	10,983	(19,819)	(858)

COMPREHENSIVE INCOME	$25,758	$8,888	$107,982	$50,474

PER AVERAGE SHARE DATA:
BASIC EARNINGS (LOSS) PER SHARE	$1.53	$(0.09)	$5.61	$2.32

DILUTED EARNINGS (LOSS) PER SHARE	$1.43	$(0.09)	$5.27	$2.21

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	23,002,804	22,230,729	22,795,492	22,120,481
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	1,456,038	1,132,451	1,460,359	1,120,535

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	24,458,842	23,363,180	24,255,851	23,241,016

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Nine
	Months Ended
	September 30, 2005	For the Year Ended
	(Unaudited)	December 31, 2004
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	22,273,917	22,007,552
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	290,758	67,250
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	490,194	199,115

BALANCE AT END OF PERIOD	23,054,869	22,273,917

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$292,856	$281,088
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	13,077	2,183
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS	28,259	9,585
OTHER	77	—

BALANCE AT END OF PERIOD	334,269	292,856

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(5,465)	(5,444)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(4,555)	(2,326)
COLLECTION OF NOTES RECEIVABLE	1,767	2,305

BALANCE AT END OF PERIOD	(8,253)	(5,465)

RESTRICTED STOCK DEFERRED COMPENSATION COST:
BALANCE AT BEGINNING OF YEAR	—	—
DEFERRED COMPENSATION COST PURSUANT TO ISSUANCE OF RESTRICTED STOCK	(3,919)	—
AMORTIZATION OF DEFERRED COMPENSATION COST	221	—

BALANCE AT END OF PERIOD	(3,698)	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	19,796	16,715
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(19,819)	3,081

BALANCE AT END OF PERIOD	(23)	19,796

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	336,970	253,287
NET INCOME	127,801	83,683

BALANCE AT END OF PERIOD	464,771	336,970

TOTAL SHAREHOLDERS’ EQUITY	$787,066	$644,157

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$127,801	$51,332
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT GAIN	(12,191)	(985)
DEPRECIATION AND AMORTIZATION EXPENSE	12,527	9,374
DEFERRED INCOME TAX BENEFIT	(9,669)	(4,043)
CHANGE IN PREMIUMS RECEIVABLE	(49,865)	(57,333)
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	44,087	(486,494)
CHANGE IN OTHER RECEIVABLES	(3,773)	(2,488)
CHANGE IN INCOME TAXES RECOVERABLE	(2,718)	(16,932)
CHANGE IN DEFERRED ACQUISITION COSTS	(35,953)	(33,871)
CHANGE IN OTHER ASSETS	5,551	(15,681)
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	124,710	615,170
CHANGE IN UNEARNED PREMIUMS	97,800	119,128
CHANGE IN OTHER LIABILITIES	14,202	80,125
TAX BENEFIT FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	5,352	387

NET CASH PROVIDED BY OPERATING ACTIVITIES	317,861	257,689

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	147,466	117,764
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	147,169	136,319
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	135,646	32,938
COST OF FIXED MATURITIES ACQUIRED	(694,353)	(430,584)
COST OF EQUITY SECURITIES ACQUIRED	(165,170)	(63,338)
SETTLEMENT OF CASH FLOW HEDGE	(3,148)	—
PURCHASE OF PROPERTY AND EQUIPMENT	(5,451)	(5,882)

NET CASH USED BY INVESTING ACTIVITIES	(437,841)	(212,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	(44,787)	(57,615)
PROCEEDS FROM LOANS PAYABLE	11,381	45,914
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	3,808	432
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	1,767	1,420
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	23,703	7,176

NET CASH USED BY FINANCING ACTIVITIES	(4,128)	(2,673)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(124,108)	42,233
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195,496	73,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,388	$116,175

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$64,770	$41,442
INTEREST	$165	$451

NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$4,555	$2,307
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended September 30, 2005 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.

2.	Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and the Company’s stock purchase plans. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied for the three and nine months ended September 30, 2005 and 2004, respectively:

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income (Loss) As Reported	$35,090	$(2,095)	$127,801	$51,332
Assumed Stock Compensation Cost	(1,550)	(1,134)	(4,577)	(2,932)

Pro Forma Net Income (Loss)	$33,540	$(3,229)	$123,224	$48,400

Basic Earnings (Loss) Per Share:
As Reported	$1.53	$(0.09)	$5.61	$2.32

Pro Forma	$1.46	$(0.15)	$5.41	$2.19

Diluted Earnings (Loss) Per Share:
As Reported	$1.43	$(0.09)	$5.27	$2.21

Pro Forma	$1.37	$(0.14)	$5.08	$2.08

3.	Investments

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

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, excluding interests in securitized assets, meeting predetermined thresholds to determine whether a decline in fair value below a security’s cost basis is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.1 million and $1.0 million, respectively, for the three months ended September 30, 2005 and 2004, and $0.3 million and $1.0 million, respectively, for the nine months ended September 30, 2005 and 2004.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three and nine months ended September 30, 2005 and 2004 were $0 million and $4.7 million, respectively, and $0 million and $7.3 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table (in thousands) identifies the period of time securities with an unrealized loss at September 30, 2005 have continuously been in an unrealized loss position. None of the amounts displayed in the table are unrealized losses due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 1.6% and 20.2%, respectively, of the total estimated fair value, or 1.7% and 16.7%, respectively, of the total gross unrealized loss included in the table below. There are certain risks and uncertainties inherent in the Company’s impairment methodology, such as the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Total
Fixed Maturities:		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$48,959	$616	$33,114	$264	$82,073	$880
Obligations of States and Political Subdivisions	442,538	4,877	41,519	884	484,057	5,761
Corporate and Bank Debt Securities	133,001	2,685	78,168	2,326	211,169	5,011
Asset Backed Securities	62,081	506	20,942	570	83,023	1,076
Mortgage Pass-Through Securities	260,616	3,242	10,409	418	271,025	3,660
Collateralized Mortgage Obligations	145,414	1,545	15,647	401	161,061	1,946

Total Fixed Maturities Available for Sale	$1,092,609	$13,471	$199,799	$4,863	$1,292,408	$18,334

Equity Securities	46,477	3,585	—	—	46,477	3,585

Total Investments	$1,139,086	$17,056	$199,799	$4,863	$1,338,885	$21,919

Based upon the Company’s impairment evaluation as of September 30, 2005, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

4.	Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. At September 30, 2005 and December 31, 2004, the carrying value of the securities on deposit totaled $14.6 million and $15.3 million, respectively.

Additionally, the Company’s insurance subsidiaries had investments, principally Mortgage Pass-Through securities, which collateralized the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 9. The carrying value of these investments was $0 million and $46.8 million as of September 30, 2005 and December 31, 2004, respectively.

Certain of the Company’s insurance subsidiaries are required to hold a certain minimum amount of Federal Home Loan Bank of Pittsburgh common stock as a requirement of membership in the Federal Home Loan Bank of Pittsburgh. The required minimum amount of common stock is based on the amount of outstanding borrowings plus the unused maximum borrowing capacity, as defined by the Federal Home Loan Bank of Pittsburgh. The carrying value of Federal Home Loan Bank of Pittsburgh common stock was $0.3 million and $1.8 million as of September 30, 2005 and December 31, 2004, respectively.

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

Subsequent to the purchase of the cash flow hedge the Company decided against the issuance of a debt offering. As a result, the cash flow hedge became an ineffective hedge and the change in fair value of the hedge was reported as a component of earnings immediately. The cash flow hedge settled on May 9, 2005. For the nine months ended September 30, 2005 the Company has recorded the change in fair value of $3.5 million as a reduction to net realized investment gain. The Company does not hold any other derivative instruments.

6.	Goodwill

The Company performs an annual impairment analysis to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). This annual test is performed at December 31 of each year or more frequently if events or circumstance change that require the Company to perform the impairment analysis on an interim basis.

Goodwill impairment testing requires the evaluation of the fair value of each reporting unit to its carrying value, including the goodwill, and an impairment charge is recorded if the carrying amount of the reporting unit exceeds its estimated fair value. No change in the carrying amount of goodwill, which arose from the purchase of Liberty American Insurance Group, Inc., was recorded by the Company for the nine months ended September 30, 2005.

7.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other factors such as legal, social, and economic developments. These adjustments are reviewed regularly and any adjustments there from are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2005, the related adjustments could have a material adverse impact on the Company’s financial condition, and results of operations.

During the three months ended September 30, 2005, the Company: decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and 2002 and prior and increased the estimated net unpaid loss and loss adjustment expenses for accident year 2003, by the following amounts:

(In millions)	Net Basis
increase (decrease)
Accident Year 2004	$(8.2)
Accident Year 2003	2.1
Accident Year 2002	(1.1)
Accident Years 2001 and prior	(0.1)

Total	$(7.3)

For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial package policies as a result of better than expected claim frequency and professional liability policies due to better than expected case incurred loss development.

For accident year 2003, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for professional liability excess polices due to higher than expected claim severity.

For accident year 2002, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to better than expected case incurred loss development across most commercial and specialty lines of business.

During the three months ended September 30, 2005, the Company experienced catastrophe losses attributable to Hurricanes Dennis, Katrina and Rita. These catastrophe losses, as noted in the table below, impacted both the Company’s personal and commercial lines segments. Loss and loss adjustment expense estimates are still evolving.

(In millions)

Date of Event:	7/10/05	8/25/05 &	9/24/05
		8/29/05
Hurricane:	Dennis	Katrina	Rita	Total
Gross Loss and Loss Adjustment Expense
Estimates:

Personal Lines Segment	$4.5	$2.5	$—	$7.0
Commercial Lines Segment	—	10.0	10.0	20.0

Total	$4.5	$12.5	$10.0	$27.0

Under the Company’s catastrophe reinsurance programs in place for these hurricanes, the Company had a $3.5 million and a $5.0 million pre-tax per occurrence loss retention for its personal and commercial lines catastrophe losses, respectively. Subsequent to Hurricane Rita, the Company estimates that it has a $3.5 million and $10.0 million pre-tax per occurrence loss retention for its personal and commercial lines catastrophe losses, respectively. The Company’s retained catastrophe losses by hurricane is summarized in the table below:
(In millions)

Date of Event:	7/10/05	8/25/05 &
		8/29/05	9/24/05
Hurricane:	Dennis	Katrina	Rita	Total
Net Loss and Loss Adjustment Expense
Estimates:

Personal Lines Segment	$3.5	$2.5	$—	$6.0
Commercial Lines Segment	—	6.0	5.0	11.0

Total	$3.5	$8.5	$5.0	$17.0

Under the terms of the Company’s commercial lines catastrophe reinsurance program, the August 25, 2005 and the August 29, 2005 landfalls made by Hurricane Katrina are treated as separate loss occurrences. As a result, the Company estimates it has retained a $5.0 million loss for the August 25, 2005 landfall and a $1.0 million loss for the August 29, 2005 landfall.

8.	Funds Held Payable To Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all of the Company’s lines of business on policies effective April 1, 2003 through December 31, 2003, and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies incepting during 2004. The Company receives a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement, the Company withholds the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account is also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement allows for a profit commission to be paid to the Company upon commutation. Effective January 1, 2005, the Company entered into a Reinsurance Commutation and Release Agreement with respect to the 2003 Whole Account Net Quota Share Reinsurance contract. As a result of this commutation, the Funds Held Payable to Reinsurer liability was reduced by approximately $77.9 million, offset by an increase to net Unpaid Loss and Loss Adjustment Expenses of $64.3 million, an increase to net Unearned Premiums of $0.2 million and a reduction to the profit commission receivable by approximately $13.4 million. No gain or loss was realized as a result of this commutation.

Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30, 2005	December 31, 2004
Funds Held Payable to Reinsurer Balance at Beginning of Period	$131,119	$110,011

Net Written Premiums Ceded	(298)	94,474
Reinsurer Expense Allowance	10	(3,318)
Provisional Commission	(5,304)	(48,971)
Paid Loss and Loss Adjustment Expenses	(7,099)	(25,585)
Interest Credit	1,256	4,853
Commutation	(77,906)	—
Other	—	(345)

Subtotal Activity	(89,341)	21,108

Funds Held Payable to Reinsurer Balance at End of Period	$41,778	$131,119

The Company’s profit commission receivable based upon the experience of the underlying business ceded to this reinsurance agreement was $6.2 million and $16.7 million as of September 30, 2005 and December 31, 2004, respectively.

9.	Loans Payable

As of September 30, 2005 and December 31, 2004, the Company had aggregate borrowings of $0 million and $33.4 million, respectively, from the Federal Home Loan Bank of Pittsburgh. Any outstanding borrowings bear interest at adjusted LIBOR and mature twelve months or less from inception. The proceeds from any outstanding borrowings are invested in asset backed and collateralized mortgage obligation securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates. Due to declining spreads, the Company prepaid all outstanding Federal Home Loan Bank loans during the first quarter of 2005.

10.	Shareholders’ Equity

The Company has established stock purchase plans including an Employee Stock Purchase Plan and a Non-Qualified Employee Stock Purchase Plan. Shares may be purchased under each of these plans by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The Company issued 72,602 and 421,200 shares under the Employee Stock Purchase Plan and the Non-Qualified Employee Stock Purchase Plan, respectively, during the nine months ended September 30, 2005.

Also, during the nine months ended September 30, 2005, the Company issued restricted stock awards totaling 47,305 shares to certain employees.

11.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Nine
	Months Ended September 30,		Months Ended September 30
	2005	2004	2005	2004
Weighted-Average Common Shares Outstanding	23,003	22,231	22,796	22,120

Weighted-Average Potential Shares Issuable	1,456	1,132	1,460	1,121

Weighted-Average Shares and Potential Shares Issuable	24,459	23,363	24,256	23,241

Net Income (Loss)	$35,090	$(2,095)	$127,801	$51,332

Basic Earnings (Loss) per Share	$1.53	$(0.09)	$5.61	$2.32

Diluted Earnings (Loss) per Share	$1.43	$(0.09)	$5.27	$2.21

12.	Income Taxes

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

(In thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005		September 30, 2005
	Written	Earned	Written	Earned
Direct Business	$387,392	$291,049	$954,837	$857,215
Reinsurance Assumed	1,129	907	3,135	2,956
Reinsurance Ceded	48,152	47,186	113,467	145,510

Net Premiums	$340,369	$244,770	$844,505	$714,661

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004		September 30, 2004
	Written	Earned	Written	Earned
Direct Business	$366,229	$279,422	$896,625	$775,365
Reinsurance Assumed	1,197	1,756	3,620	5,753
Reinsurance Ceded	101,723	93,333	207,765	232,288

Net Premiums	$265,703	$187,845	$692,480	$548,830

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $0.8 million and $4.6 million for the three months ended September 30, 2005 and 2004, respectively and $3.3 million and $13.3 million for the nine months ended September 30, 2005 and 2004, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

Approximately $15.2 million of the Company’s reinsurance receivable balances at September 30, 2005 are with Converium Reinsurance North American Inc. (“CRNA”). During the third quarter of 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff. Of the $15.2 million reinsurance receivable balances with CRNA, $0.3 million are receivables on paid losses and $14.9 million are receivables on unpaid loss and loss adjustment expense. The Company is monitoring CRNA’s ability to pay claims, and at this time, believes that the amounts with CRNA will be collectible.

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

The Company is subject to assessments from Citizens Property Insurance Corporation (“Citizens”), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens, at the discretion of its Board of Governors (“Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. An insurer may recoup a regular assessment through a surcharge to Florida policyholders. In order to recoup its Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation (“FOIR”) at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, Citizens can also fund the remaining deficit by issuing bonds. The costs of these bonds are then funded through emergency assessments in subsequent years. Companies are required to collect the emergency assessments directly from Florida residential property policyholders and remit them to Citizens as they are collected. Participating companies are obligated to purchase any unsold bonds issued by Citizens.

Citizens is designed so that the ultimate cost is borne by Florida policyholders, however the exposure to assessments and the availability of recoupments may not offset each other. Moreover, even if they do offset each other, they may not offset each other in the same fiscal period’s financial statements due to the ultimate timing of the assessments and recoupments, as well as the possibility of policies not being renewed in subsequent years.

Citizens reported incurred losses from the hurricanes that struck Florida in the third quarter of 2004 and a deficit for the 2004 plan year. On August 17, 2005, the Citizens Board authorized the levying of a regular assessment, and on August 26, 2005, the FOIR also approved the assessment. Based on the Company’s market share, the Company was assessed and paid $11.9 million during the three months ended September 30, 2005. This assessment may be recouped through future insurance policy surcharges to Florida policyholders. These recoupments will be recorded in the consolidated financial statements as the related premiums are written. Additionally, the Company recognized and paid an additional $0.6 million related to the Citizens assessment pursuant to a quota share reinsurance agreement whereby the Company assumed a 50% participation from an unaffiliated Florida insurer.

Of the $12.5 million in total payments related to the Citizens assessment, $9.0 million is recoverable from certain of the Company’s catastrophe reinsurers under its 2004 catastrophe reinsurance program, resulting in a $3.5 million net assessment expense being recognized during the three months ended September 30, 2005. Any recoupment of the Citizens assessment through future policy surcharges will be allocated between the Company and its catastrophe reinsurers.

15.	Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three and nine months ended September 30, 2005 and 2004 was $(4.6) million and $6.0 million, respectively, and $(6.4) million and $(0.1) million, respectively. The related tax effect of Reclassification Adjustments for the three and nine months ended September 30, 2005 and 2004 was $(0.4) million and $(0.1) million, respectively, and $(4.3) million and $(0.3) million, respectively.

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

Following is a tabulation of business segment information for the three and nine months ended September 30, 2005 and 2004. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Three Months Ended
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

September 30, 2005:
Gross Written Premiums	$305,482	$55,463	$27,577	$—	$388,522

Net Written Premiums	$284,315	$44,751	$11,303	$—	$340,369

Revenue:
Net Earned Premiums	$197,400	$39,006	$8,364	$—	$244,770
Net Investment Income	—	—	—	16,979	16,979
Net Realized Investment Gain	—	—	—	1,097	1,097
Other Income	—	—	259	341	600

Total Revenue	197,400	39,006	8,623	18,417	263,446

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	107,237	25,535	9,087	—	141,859
Acquisition Costs and Other Underwriting Expenses	—	—	—	67,542	67,542
Other Operating Expenses	—	—	242	4,900	5,142

Total Losses and Expenses	107,237	25,535	9,329	72,442	214,543

Income (Loss) Before Income Taxes	90,163	13,471	(706)	(54,025)	48,903

Total Income Tax Expense	—	—	—	13,813	13,813

Net Income (Loss)	$90,163	$13,471	$(706)	$(67,838)	$35,090

Total Assets	$—	$—	$184,277	$2,560,271	$2,744,548

September 30, 2004:
Gross Written Premiums	$289,002	$49,358	$29,066	$—	$367,426

Net Written Premiums	$237,925	$41,626	$(13,848)	$—	$265,703

Revenue:
Net Earned Premiums	$165,756	$35,791	$(13,702)	$—	$187,845
Net Investment Income	—	—	—	10,896	10,896
Net Realized Investment Gain	—	—	—	268	268
Other Income	—	—	376	343	719

Total Revenue	165,756	35,791	(13,326)	11,507	199,728

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	70,023	52,280	25,466	—	147,769
Acquisition Costs and Other Underwriting Expenses	—	—	—	56,863	56,863
Other Operating Expenses	—	—	396	1,278	1,674

Total Losses and Expenses	70,023	52,280	25,862	58,141	206,306

Income (Loss) Before Income Taxes	95,733	(16,489)	(39,188)	(46,634)	(6,578)

Total Income Tax Benefit	—	—	—	(4,483)	(4,483)

Net Income (Loss)	$95,733	$(16,489)	$(39,188)	$(42,151)	$(2,095)

Total Assets	$—	$—	$788,607	$1,972,038	$2,760,645

	Nine Months Ended
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

September 30, 2005:
Gross Written Premiums	$727,292	$157,286	$73,394	$—	$957,972

Net Written Premiums	$686,689	$120,660	$37,156	$—	$844,505

Revenue:
Net Earned Premiums	$564,575	$111,227	$38,859	$—	$714,661
Net Investment Income	—	—	—	45,843	45,843
Net Realized Investment Gain	—	—	—	12,191	12,191
Other Income	—	—	709	671	1,380

Total Revenue	564,575	111,227	39,568	58,705	774,075

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	280,161	75,276	28,695	—	384,132
Acquisition Costs and Other Underwriting Expenses	—	—	—	189,316	189,316
Other Operating Expenses	—	—	285	14,806	15,091

Total Losses and Expenses	280,161	75,276	28,980	204,122	588,539

Income (Loss) Before Income Taxes	284,414	35,951	10,588	(145,417)	185,536

Total Income Tax Expense	—	—	—	57,735	57,735

Net Income (Loss)	$284,414	$35,951	$10,588	$(203,152)	$127,801

Total Assets	$—	$—	$184,277	$2,560,271	$2,744,548

September 30, 2004:
Gross Written Premiums	$662,691	$143,188	$94,367	$—	$900,246

Net Written Premiums	$547,690	$119,819	$24,971	$—	$692,480

Revenue:
Net Earned Premiums	$445,910	$96,808	$6,112	$—	$548,830
Net Investment Income	—	—	—	31,669	31,669
Net Realized Investment Gain	—	—	—	985	985
Other Income	—	—	2,179	751	2,930

Total Revenue	445,910	96,808	8,291	33,405	584,414

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	225,016	92,033	34,280	—	351,329
Acquisition Costs and Other Underwriting Expenses	—	—	—	155,489	155,489
Other Operating Expenses	—	—	1,508	4,577	6,085

Total Losses and Expenses	225,016	92,033	35,788	160,066	512,903

Income (Loss) Before Income Taxes	220,894	4,775	(27,497)	(126,661)	71,511

Total Income Tax Expense	—	—	—	20,179	20,179

Net Income (Loss)	$220,894	$4,775	$(27,497)	$(146,840)	$51,332

Total Assets	$—	$—	$788,607	$1,972,038	$2,760,645

17.	Subsequent Event

On October 24, 2005 Hurricane Wilma made landfall in Florida. The Company’s insurance subsidiaries write commercial and personal property and casualty insurance in Florida. The Company does not have sufficient information at this time to develop a meaningful loss estimate for Hurricane Wilma. Additionally, the ultimate impact of Hurricane Wilma on Citizens Property Insurance Corporation (“Citizens”) is currently uncertain, but could result in Citizens recognizing a financial deficit. Citizens, at the discretion of its Board of Governors, can levy a regular or emergency assessment on participating companies for a deficit in any calendar year, adversely affecting the Company’s results of operations. (See Note 14).

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
Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability and/or the financial condition of the Company. These include, but are not limited to:
•	Business Environment and Industry factors — Historically the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. The Company’s strategy is to focus on underwriting profits, and accordingly the Company’s marketing organization is being directed into those niche businesses that exhibit the greatest potential for underwriting profits.

•	Changes in taxes, governmental laws and regulations – Significant new legislation and/or regulation could adversely impact profitability.

•	Competition — The Company competes in the property and casualty business with other domestic and international insurers having greater financial and other resources than the Company.

•	Financial Strength Rating — If A.M. Best Company downgrades the rating of the Company’s insurance subsidiaries, the Company may not be able to compete as effectively with its commercial and specialty lines competitors.

•	Regulation — The Company’s insurance subsidiaries are subject to a substantial degree of regulatory oversight, which generally is designed to protect the interests of policyholders, as opposed to shareholders.

•	Litigation — Adverse rulings in any material litigation to which the Company is a party could materially affect its financial position and results of operations.

•	Inflation — Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts, is known.

•	Investment Risk — Substantial future increases in interest rates could result in a decline in the market value of the Company’s investment portfolio and resulting losses and/or reduction in shareholders’ equity.

•	Claims development and the process of estimating loss reserves – Estimating the Company’s ultimate liability for unpaid loss and loss adjustment expenses is necessarily a complex and judgmental process, inasmuch as the amounts of any ultimate liability of the Company with respect to such claims are based on management’s informed estimates and judgments using data currently available.

•	Catastrophe Exposure – The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that one or more catastrophic events could result in significantly higher claims under the insurance policies the insurance subsidiaries issue. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events. Catastrophic events could adversely affect the Company’s profitability.

•	Reinsurance – The adequacy of reinsurance coverage which may be obtained by the Company and the ability and willingness of the Company’s reinsurers to pay.

•	Contingent Commission Arrangements — The outcome of industry-wide investigations being conducted by various insurance departments, attorneys-general and other authorities relating to the use of contingent commission arrangements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	Finite Risk Reinsurance Arrangements — The outcome of the United States Securities and Exchange Commission’s (“SEC”) industry-wide investigation relating to the use of non-traditional insurance products, including finite risk reinsurance arrangements. As previously announced by the Company, the SEC issued a subpoena to the Company in June, 2005 requesting documents and other information regarding any non-traditional insurance products entered into by the Company with Gen Re Corporation and its affiliates. The Company has supplied documents and other information to the SEC in response to such subpoena.

•	Future Terrorist Attacks – The Company’s insurance subsidiaries issue insurance policies which provide coverage for commercial and personal property and casualty risks. It is possible that a terrorist attack could greatly increase claims under the insurance policies the insurance subsidiaries issue. It is possible that a terrorist attack could adversely impact profitability.
The above risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Results of Operations (Nine Months ended September 30, 2005 vs. September 30, 2004)
     Premiums: Premium information for the nine months ended September 30, 2005 vs. September 30, 2004 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Gross Written Premiums	$727.3	$157.3	$73.4	$958.0
2004 Gross Written Premiums	$662.7	$143.2	$94.4	$900.3
Percentage Increase (Decrease)	9.7%	9.8%	(22.2)%	6.4%

2005 Gross Earned Premiums	$643.2	$143.6	$73.4	$860.2
2004 Gross Earned Premiums	$580.0	$124.9	$76.2	$781.1
Percentage Increase (Decrease)	10.9%	15.0%	(3.7)%	10.1%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In-force policy counts as of September 30, 2005 versus September 30, 2004 have increased 14.6% and 23.1% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 2.1%, and 17.3% for the specialty and personal lines segments, respectively.
This growth was offset in part by:
•	Liberty American Insurance Group, Inc.’s planned shift in product mix of reducing mobile homeowners product policies and increasing homeowners product policies. As a result, mobile homeowners gross written premium decreased $37.4 million and homeowners gross written premium increased $13.1 million. Additionally, it is anticipated that the shift in product mix from mobile homeowners products to

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
homeowners products will result in approximately $8.0 million of lower mobile homeowners gross written premiums during the remaining three months of 2005 compared to the same period in 2004.

•	In-force policy counts for the personal lines segment decreased 35.0%, resulting from a decrease in the in-force counts for the mobile homeowners product of 60.4% and an increase in in-force policy counts for the homeowners product of 36.0%, as a result of the planned shift in product mix noted above.

•	The decisions by an automobile leasing customer and an automobile excess liability customer to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by $57.5 million. It is anticipated that this decision to self-insure will result in approximately $19.3 million of non-renewed commercial automobile gross written premium during the remaining three months of 2005, compared to the same period in 2004.

•	Re-underwriting the lawyers’ errors and omissions and program umbrella books of business, resulting in gross written premiums for the specialty lines segment being reduced by $9.1 million and $4.9 million, respectively.

•	Increased pricing competition for specialty lines segment products and for the specialty property product (commercial lines segment).
The respective net written premiums, and net earned premiums for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2005 vs. September 30, 2004 were as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Net Written Premiums	$686.7	$120.6	$37.2	$844.5
2004 Net Written Premiums	$547.7	$119.8	$25.0	$692.5
Percentage Increase	25.4%	0.7%	48.8%	22.0%

2005 Net Earned Premiums	$564.6	$111.2	$38.9	$714.7
2004 Net Earned Premiums	$445.9	$96.8	$6.1	$548.8
Percentage Increase	26.6%	14.9%	537.7%	30.2%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	A change in the Company’s reinsurance program whereby, effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement:
•	The Company ceded 22% of its net written and earned premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies becoming effective during 2004. During the nine months ended September 30, 2005 and 2004, the Company ceded $(0.5) million ($0.2 million for the commercial lines segment and ($0.7) million for the specialty lines segment) and $71.7 million ($58.8 million for the commercial lines segment, $13.1 million for the specialty lines segment, and $(0.2) million for the personal lines segment) of net written premiums, respectively, and $41.0 million ($34.2 million for the commercial lines segment, $6.7 million for the specialty lines segment and $0.1 million for the personal lines segment) and $106.9 million ($83.0 million for the commercial lines segment, $18.8 million for the specialty lines segment, and $5.1 million for the personal lines segment) of net earned premiums, respectively.
•	As a result of the January 1, 2005 casualty excess of loss treaty renewal, the reinsurance costs by product charged by the reinsurers are at a different level than that charged under the prior treaty to reflect their view of

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
expected treaty experience. Accordingly, the specialty lines segment product reinsurance costs were increased, and the commercial lines segment product reinsurance costs were decreased. The overall cost of the casualty excess of loss treaty reinsurance renewal is expected to approximate 8.1% of gross written casualty premiums.

•	Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $3.3 million ($2.8 million for the commercial lines segment and $0.5 million for the specialty lines segment) and $13.3 million ($11.2 million for the commercial lines segment, $1.6 million for the specialty lines segment, and $0.5 million for the personal lines segment) for the nine months ended September 30, 2005 and 2004, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

•	Certain of the Company’s reinsurance contracts have reinstatement provisions whereby the Company must pay additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the nine months ended September 30, 2005, the Company accrued $2.4 million (commercial lines segment) of reinstatement reinsurance premium under its casualty excess of loss reinsurance treaty, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums. No reinstatement reinsurance premiums were accrued under the Company’s casualty excess of loss reinsurance treaty during the nine months ended September 30, 2004.

•	On December 31, 2004, the Company terminated a quota share reinsurance agreement under which it ceded 15% of its mobile homeowners and homeowners business (personal lines segment). Upon termination, the Company increased its unearned premium reserve and net written premium by $5.7 million.

•	A reduction in accelerated, reinstatement and additional reinsurance premium costs related to the Company’s catastrophe reinsurance coverages:
•	During the nine months ended September 30, 2005, the Company experienced catastrophe losses attributable to Hurricanes Dennis, Katrina and Rita. These multiple hurricane events resulted in the recognition of reinstatement and accelerated catastrophe reinsurance premium expense of $1.4 million ($1.0 million for the Commercial Lines Segment and $0.4 million for the Personal Lines Segment) during the three months ended September 30, 2005 due to the utilization of certain of the catastrophe reinsurance coverages. This recognition of reinstatement and accelerated reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.

•	During the nine months ended September 30, 2004, the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne. Due to these multiple hurricane events, the Company purchased additional catastrophe reinsurance coverages (which provided coverage from the inception date of the coverage through May 31, 2005) to supplement its original reinsurance programs. The estimated aggregate pre-tax cost of these additional catastrophe reinsurance coverages was $18.8 million. These multiple hurricane events resulted in the recognition of reinstatement and accelerated reinsurance premium expense of $27.7 million ($2.6 million for the commercial lines segment and $25.1 million for the personal lines segment) due to the utilization of certain of the catastrophe reinsurance coverages. Of this $27.7 million, $13.0 million ($12.4 million for the personal lines segment and $0.6 million for the commercial lines segment) was attributable to the additional reinsurance coverages purchased referred to above. This recognition of reinstatement and accelerated reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.
          Net Investment Income: Net investment income approximated $45.8 million for the nine months ended September 30, 2005 and $31.7 million for the same period of 2004. Total investments grew to $1,833.1 million at September 30, 2005 from $1,372.8 million at September 30, 2004. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities. The

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Company’s average duration of its fixed income portfolio was 4.1 years and 4.0 years at September 30, 2005 and September 30, 2004, respectively. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.8% at September 30, 2005, compared to 4.6% at September 30, 2004. Net investment income was reduced by $1.3 million and $3.6 million for the nine months ended September 30, 2005 and 2004, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 8).
          The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 1.70% and 3.14% for the nine months ended September 30, 2005 and 2004, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 1.45% and 3.37% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
          Net Realized Investment Gain: Net realized investment gains were $12.2 million for the nine months ended September 30, 2005 and $1.0 million for the same period in 2004. The Company realized net investment gains of $3.8 million and $11.9 million from the sale of fixed maturity and equity securities, respectively, for the nine months ended September 30, 2005, and $0 million and $0.3 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $11.9 million net realized gains from the sale of equity securities included approximately $11.0 million of net realized gains as a result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. Net realized investment gains from the sale of fixed maturity and equity securities was also reduced by $3.2 million due to the recognized loss arising from the change in fair value of a cash flow hedge entered into by the Company for which the forecasted transaction did not occur (see Note 5).
          The Company realized net investment gains of $2.8 million and $6.5 million from the sale of fixed maturity and equity securities, respectively, for the nine months ended September 30, 2004, and $6.1 million and $2.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
          Other Income: Other income approximated $1.4 million for the nine months ended September 30, 2005 and $2.9 million for the same period of 2004. Other income consists primarily of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The decrease in other income is due primarily to reduced commissions earned on brokered personal lines business resulting from the termination of certain brokering agreements during 2004.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $32.8 million (9.3%) to $384.1 million for the nine months ended September 30, 2005 from $351.3 million for the same period of 2004, and the loss ratio decreased to 53.8% in 2005 from 64.0% in 2004.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	A $28.3 million reduction in ceded loss and loss adjustment expenses pursuant to quota share agreement (See Premiums). Ceded loss and loss adjustment expenses pursuant to this quota share agreement for the nine months ended September 30, 2005 were $18.6 million vs. $46.9 million for the same period during 2004.
     This increase to the loss and loss adjustment expenses incurred was offset in part by:
•	A $21.4 million reduction in hurricane catastrophe losses incurred. During the nine months ended September 30, 2005, the Company incurred $17.0 million of net loss and loss adjustment expenses related to Hurricanes Dennis, Katrina and Rita. During the nine months ended September 30, 2004, the Company

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
incurred $38.4 million of net loss and loss adjustment expenses related to Hurricanes Charley, Frances, Ivan and Jeanne.

•	Reserve actions taken during the nine months ended September 30, 2005 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were decreased by $14.7 million vs. reserve actions taken during the nine months ended September 30, 2004 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2003 and prior were increased by $28.9 million. Changes in the estimated net unpaid loss and loss adjustment expenses during the nine months ended September 30, 2005 by accident year are as follows:

Net Basis
increase (decrease)
(in millions)

Accident Year 2004	$(15.9)
Accident Year 2003	1.9
Accident Year 2002	(3.0)
Accident Years 2001 and prior	2.3

Total	$(14.7)

The decrease in estimated net loss and loss adjustment expenses was principally due to a lower loss estimate for commercial package policies for the 2004 accident year as a result of better than expected claim frequency, and a lower loss estimate for professional liability policies for the 2004 accident year due to better than expected case incurred development.
A $11.0 million reduction in loss and loss adjustment expenses incurred for the nine months ended September 30, 2005 vs. the same period during 2004 due to the discontinuance of an automobile excess liability policy (See Premiums).
Based upon the current catastrophe loss estimates, recoveries for Hurricane Frances are near the limit of the Company’s catastrophe reinsurance program. Catastrophe reinsurance recoveries available to the Company for development on Hurricane Frances beyond current estimates are 100% for approximately the next $1.0 million of additional increase in catastrophe losses, and 34% of the next $50.0 million of additional increase in catastrophe losses. Because of the interaction of the Florida Hurricane Catastrophe Fund (FHCF) and the Company’s open market reinsurance program, development on Hurricane Charley would reduce the coverage limit available from the FHCF for Hurricane Frances. Also, since the hurricane losses currently exceed the aggregate $80.0 million coverage limit available on the $40.0 million excess $50.0 million coverage loss layer of the Company’s catastrophe reinsurance program, each dollar of additional development on Hurricane Charley in this layer would diminish coverage available for Hurricane Jeanne losses and result in approximately an additional $.085 of losses being retained by the Company.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $33.8 million (21.8%) to $189.3 million for the nine months ended September 30, 2005 from $155.5 million for the same period of 2004, and the expense ratio decreased to 26.5% in 2005 from 28.3% in 2004. The increase in acquisition costs and other underwriting expenses was due primarily to:
•	The growth in net earned premiums

•	A $3.5 million net charge during the three months ended September 30, 2005 for an insurance related assessment from Citizens Property Insurance Corporation (“Citizens”). Citizens was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market.

Citizens reported incurred losses from the hurricanes that struck Florida in the third quarter of 2004 and a deficit for the 2004 plan year. During the three months ended September 30, 2005, the Board of Governors of Citizens

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
authorized the levying of a regular assessment, and the Florida Office of Insurance Regulation also approved the assessment. Based on the Company’s market share, the Company was assessed and paid $11.9 million in Citizens assessments during the three months ended September 30, 2005. This assessment may be recouped through future insurance policy surcharges to Florida insureds. These surcharges will be recorded in the consolidated financial statements as the related premiums are written. Additionally, the Company recognized and paid an additional $0.6 million related to this Citizens assessment pursuant to a quota share reinsurance agreement whereby the Company assumed a 50% participation from an unaffiliated Florida insurer.

Of the $12.5 million in total payments related to the Citizens assessment, $9.0 million is recoverable from certain of the Company’s catastrophe reinsurers under its 2004 catastrophe reinsurance program, resulting in a $3.5 million net assessment expense being recognized during the three months ended September 30, 2005. Any recoupment of the Citizens assessment through future policy surcharges will be allocated between the Company and its catastrophe reinsurers.
These increases in acquisition costs and other underwriting expenses were partially offset by:
•	A $31.3 million decrease in acquisition costs and other underwriting expenses due to an automobile excess liability customer’s decision to self insure business previously written by the Company (See Premiums). During the nine months ended September 30, 2005 the Company incurred $8.8 million in acquisition and underwriting expenses vs. $40.1 million during the same period in 2004 for the automobile excess liability product. Net earned premiums for this product were $13.5 million for the nine months ended September 30, 2005 vs. $61.4 million for the same period of 2004.

•	A $31.7 million decrease in ceding commission earned pursuant to quota share agreements (See Premiums). During the nine months ended September 30, 2005, the Company earned $18.9 million in ceding commissions vs. $50.6 million during the same period of 2004. Ceded earned premiums pursuant to these quota share agreements were $41.0 million for the nine months ended September 30, 2005 vs. $106.9 million for the same period of 2004.
          Other Operating Expenses: Other operating expenses increased $9.0 million to $15.1 million for the nine months ended September 30, 2005 from $6.1 million for the same period of 2004. $2.0 million of the increase results from a bonus accrual under the terms of an employment agreement with the Company’s Founder and Chairman. The remaining increase in the level of expenses is primarily due to the overall growth of the business, offset in part by reduced commissions paid on brokered personal lines business (see Other Income).
          Income Tax Expense: The Company’s effective tax rate for the nine months ended September 30, 2005 and 2004 was 31.1% and 28.2%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Results of Operations (Three Months ended September 30, 2005 vs. September 30, 2004)
          Premiums: Premium information for the three months ended September 30, 2005 vs. September 30, 2004 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Gross Written Premiums	$305.4	$55.5	$27.6	$388.5
2004 Gross Written Premiums	$289.0	$49.4	$29.0	$367.4
Percentage Increase (Decrease)	5.7%	12.4%	(4.8)%	5.7%

2005 Gross Earned Premiums	$220.2	$49.1	$22.7	$292.0
2004 Gross Earned Premiums	$209.7	$44.0	$27.5	$281.2
Percentage Increase (Decrease)	5.0%	11.6%	(17.5)%	3.8%

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	In-force policy counts as of September 30, 2005 versus September 30, 2004 have increased 14.6% and 23.1% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 0.8% and 20.1% for the specialty and personal lines segments, respectively.
This growth was offset in part by:
•	Liberty American Insurance Group, Inc.’s planned shift in product mix of reducing mobile homeowners product policies and increasing homeowners product policies. As a result, mobile homeowners gross written premium decreased $9.8 million and homeowners gross written premium increased $7.3 million.

•	In-force policy counts for the personal lines segment decreased 35.0%, resulting from a decrease in the mobile homeowners’ product of 60.4%, and an increase in in-force policy counts for the homeowners’ product of 36.0%, as a result of the planned shift in product mix noted above.

•	The decisions by an automobile leasing customer and an automobile excess liability customer to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by $29.4 million;

•	Realized average rate decreases on renewal business approximating 1.1% for the commercial lines segment.

•	Re-underwriting the professional liability excess and lawyers errors and omissions books of business, resulting in gross written premiums for the specialty lines segment being reduced by $2.0 million and $2.1 million, respectively.

•	Increased pricing competition for specialty lines segment products and for the specialty property product (commercial lines segment).
The respective net written premiums, and net earned premiums for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2005 vs. September 30, 2004 were as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Net Written Premiums	$284.3	$44.8	$11.3	$340.4
2004 Net Written Premiums	$237.9	$41.6	$(13.8)	$265.7
Percentage Increase	19.5%	7.7%	N/A	28.1%

2005 Net Earned Premiums	$197.4	$39.0	$8.4	$244.8
2004 Net Earned Premiums	$165.8	$35.8	$(13.8)	$187.8
Percentage Increase	19.1%	8.9%	N/A	30.3%

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	A change in the Company’s reinsurance program whereby, effective April 1, 2003, the Company entered into a Quota Share reinsurance agreement covering substantially all of the Company’s lines of business. Under this agreement:
•	The Company ceded 22% of its net written and earned premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies becoming effective during 2004. During the three months ended September 30, 2005 and 2004, the Company ceded $(0.1) million and $30.4 million of net written premiums, respectively, and $7.8 million and $30.7 million of net earned premiums, respectively.
•	As a result of the January 1, 2005 casualty excess of loss treaty renewal, the reinsurance costs by product charged by the reinsurers are at a different level than that charged under the prior treaty to reflect their view of expected treaty experience. Accordingly, the specialty lines segment product reinsurance costs were increased, and the commercial lines segment product reinsurance costs were decreased. The overall cost of the casualty excess of loss treaty reinsurance renewal is expected to approximate 8.1% of gross written casualty premiums.

•	Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $0.8 million ($0.7 million for the commercial lines segment and $0.1 million for the specialty lines segment) and $4.5 million ($3.5 million for the commercial lines segment, $0.7 for the specialty lines segment and $0.3 million for the personal lines segment) for the three months ended September 30, 2005 and 2004, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

•	A reduction in accelerated, reinstatement and additional reinsurance premium costs related to the Company’s catastrophe reinsurance coverages:
•	During the three months ended September 30, 2005, the Company experienced catastrophe losses attributable to Hurricanes Dennis, Katrina and Rita. These events resulted in the recognition of reinstatement and accelerated catastrophe reinsurance premium expense of $1.4 million ($1.0 million for the Commercial Lines Segment, and $0.4 million for the Personal Lines Segment) during the three months ended September 30, 2005 due to the utilization of certain of the catastrophe reinsurance coverage. This recognition of reinstatement and accelerated reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.

•	During the three months ended September 30, 2004 the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne. Due to these multiple hurricane events, the Company purchased additional catastrophe reinsurance coverages (which provided coverage from the inception date of the coverage through May 31, 2005) to supplement its original reinsurance programs. The estimated aggregate pre-tax cost of these additional catastrophe reinsurance coverages was $18.8 million. These multiple hurricane events resulted in the recognition of reinstatement and accelerated reinsurance premium expense of $27.7 million ($2.6 million for the commercial lines segment, and $25.1 million for the personal lines segment) catastrophe reinsurance premium expense due to the utilization of certain of the catastrophe reinsurance coverages. Of this $27.7 million, $13.0 million ($12.4 million for the personal lines segment and $0.6 million for the commercial lines segment) was attributable to the additional reinsurance coverages purchased referred to above. This recognition of reinstatement and accelerated reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          Net Investment Income Net investment income approximated $17.0 million for the three months ended September 30, 2005 and $10.9 million for the same period of 2004. Total investments grew to $1,833.1 million at September 30, 2005 from $1,372.8 million at September 30, 2004. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio was 4.1 years and 4.0 years at September 30, 2005 and September 30, 2004, respectively. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.8% at September 30, 2005, compared to 4.6% at September 30, 2004. Net investment income was reduced by $0.5 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 8).
          The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was (0.16)% and 2.91% for the three months ended September 30, 2005 and 2004, respectively, and was similar to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of (0.39)% and 2.70% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio compared to the index.
          Net Realized Investment Gain: Net realized investment gains were $1.1 million for the three months ended September 30, 2005 and $0.3 million for the same period in 2004. The Company realized net investment gains of $0.1 million and $1.1 million from the sale of fixed maturity and equity securities, respectively, for the three months ended September 30, 2005, and $0 million and $0.1 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
          The Company realized net investment gains of $2.1 million and $3.9 million from the sale of fixed maturity and equity securities, respectively, for the three months ended September 30, 2004, and $3.5 million and $2.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
          Other Income: Other income approximated $0.6 million for the three months ended September 30, 2005 and $0.7 million for the same period of 2004. Other income primarily consists of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses decreased $5.9 million (-4.0%) to $141.9 million for the three months ended September 30, 2005 from $147.8 million for the same period of 2004 and the loss ratio decreased to 58.0% in 2005 from 78.7% in 2004. This decrease in net loss and loss adjustment expenses incurred was primarily due to:
•	A $21.4 million reduction in hurricane catastrophe losses incurred. During the three months ended September 30, 2005, the Company incurred $17.0 million of net loss and loss adjustment expenses related to Hurricanes Dennis, Katrina and Rita. For the three months ended September 30, 2004, the Company incurred $38.4 million of net loss and loss adjustment expenses related to hurricanes Charley, Frances, Ivan and Jeanne.

•	Reserve actions taken during the three months ended September 30, 2005, whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were decreased by $7.3 million vs. reserve actions taken during the three months ended September 30, 2004 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2003 and prior were increased by $25.1 million. Changes in the estimated net unpaid loss and loss adjustment expenses during the three months ended September 30, 2005 by accident year are as follows:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Net Basis
(In millions)	increase (decrease)
Accident Year 2004	$(8.2)
Accident Year 2003	2.1
Accident Year 2002	(1.1)
Accident Years 2001 and prior	(0.1)

Total	$(7.3)

The decrease in estimated net unpaid loss and loss adjustment expenses for accident year 2004 was principally due to a lower net loss estimate for commercial package policies as a result of better than expected claim frequency and professional liability policies due to better than expected case incurred loss development.
These decreases in the net loss and loss adjustment expenses incurred were partially offset by the growth in net earned premiums.
Based upon the current catastrophe loss estimates, recoveries for Hurricane Frances are approaching the limit of the Company’s catastrophe reinsurance program. Catastrophe reinsurance recoveries available to the Company for development on Hurricane Frances beyond current estimates are 100% for approximately the next $1.0 million of additional increase in catastrophe losses, and 34% of the next $50.0 million of additional increase in catastrophe losses. Because of the interaction of the Florida Hurricane Catastrophe Fund (FHCF) and the Company’s open market reinsurance program, development on Hurricane Charley would reduce the coverage limit available from the FHCF for Hurricane Frances. Also, since the hurricane losses currently exceed the aggregate $80.0 million coverage limit available on the $40.0 million excess $50.0 million coverage loss layer of the Company’s catastrophe reinsurance program, each dollar of additional development on Hurricane Charley in this layer would diminish coverage available for Hurricane Jeanne losses and result in approximately an additional $.085 of losses being retained by the Company.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $10.7 million (18.8%) to $67.5 million for the three months ended September 30, 2005 from $56.9 million for the same period of 2004 and the expense ratio decreased to 27.6% in 2005 from 30.2% in 2004. The increase in acquisition costs and other underwriting expenses was due primarily to:
•	The growth in net earned premiums

•	A $3.5 million net charge during the three months ended September 30, 2005 for an insurance related assessment from Citizens Property Insurance Corporation (“Citizens”), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market.

Citizens reported incurred losses from the hurricanes that struck Florida in the third quarter of 2004 and a deficit for the 2004 plan year. During the three months ended September 30, 2005, the Board of Governors of Citizens authorized the levying of a regular assessment, and the Florida Office of Insurance Regulation also approved the assessment. Based on the Company’s market share, the Company was assessed and paid $11.9 million in Citizens assessments during the three months ended September 30, 2005. This assessment may be recouped through future insurance policy surcharges to Florida insureds. These recoupments will be recorded in the consolidated financial statements as thre related premiums are written. Additionally, the Company recognized and paid an additional $0.6 million related to this Citizens assessment pursuant to a quota share reinsurance agreement whereby the Company assumed a 50% participation from an unaffiliated Florida insurer.

Of the $12.5 million in total payments related to the Citizens assessment, $9.0 million is recoverable from certain of the Company’s catastrophe reinsurers under its 2004 catastrophe reinsurance program, resulting in a

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
$3.5 million net assessment expense being recognized during the three months ended September 30, 2005. Any recoupment of the Citizens assessment through future policy surcharges will be allocated between the Company and its catastrophe reinsurers.

•	A $16.5 million decrease in acquisition costs and other underwriting expenses due to an automobile excess liability customer’s decision to self insure business previously written by the Company (See Premiums). During the three months ended September 30, 2005 the Company incurred $0.2 million in acquisition and underwriting expenses vs. $16.7 million during the same period in 2004 for the automobile excess liability product. Net earned premiums for this product were $0.3 million for the three months ended September 30, 2005 vs. $25.6 million for the same period of 2004.

•	A $14.2 million decrease in ceding commission earned pursuant to quota share agreements (See Premiums). During the three months ended September 30, 2005, the Company earned $3.9 million in ceding commissions vs. $18.1 million during the same period of 2004. Ceded earned premiums pursuant to these quota share agreements were $7.8 million for the three months ended September 30, 2005 vs. $30.7 million for the same period of 2004.
          Other Operating Expenses: Other operating expenses increased $3.4 million to $5.1 million for the three months ended September 30, 2005 from $1.7 million for the same period of 2004. The increase in the level of expenses is primarily due to the overall growth of the business, offset in part by reduced commissions paid on brokered personal lines business (see Other Income).
          Income Tax Expense: The Company’s effective tax rate for the three months ended September 30, 2005 and 2004 was 28.2% and (68.2)%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Investments
The Company’s investment objectives are the realization of relatively high levels of after-tax net investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet the Company’s cash requirements as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues. As of September 30, 2005, approximately 89.1% and 8.0% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 84.9% and 7.3%, respectively, at December 31, 2004.
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $113.7 million, $281.0 million and $187.7 million, respectively, as of September 30, 2005, and $96.0 million, $229.6 million and $62.6 million, respectively, as of December 31, 2004. The asset backed, mortgage pass-through, and collateralized mortgage obligation investments are amortizing securities possessing desirable prepayment risk and/or extension profiles.
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery of fair value. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.1 million and $1.0 million, respectively, for the three months ended September 30, 2005 and 2004, and $0.3 million and $1.0 million, respectively, for the nine months ended September 30, 2005 and 2004. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions.
The Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”). Pursuant to this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million and $4.7 million for the three months ended September 30, 2005 and 2004, respectively, and $0 million and $7.3 million for the nine months ended September 30, 2005 and 2004, respectively. These non-cash realized investment losses were from investments primarily in collateralized bond obligations which were impacted by non investment grade default rates in recent years that were higher than historic averages and from investments in other asset backed securities which experienced extension of cash flows on the underlying collateral.
The Company’s fixed maturity portfolio amounted to $1,670.8 million and $1,229.7 million, as of September 30, 2005 and December 31, 2004, respectively, of which 99.9% and 99.3% of the portfolio as of September 30, 2005 and December 31, 2004, respectively, was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $18.3 million and $4.9 million as of September 30, 2005 and December 31, 2004, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $6.7 million and $1.3 million as of September 30, 2005 and December 31, 2004, respectively. The remaining unrealized losses are attributable largely to market price changes due to interest rate increases since the investments were purchased, and are not considered to be other than temporary impairments, given the ability and intent to hold the securities to recovery. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF.
The following table identifies the period of time securities with an unrealized loss at September 30, 2005 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 1.6% and 20.2%, respectively, of the total estimated fair value, or 1.7% and 16.7%, respectively, of the total gross unrealized loss included in the table below. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period in which such determination was made.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Gross Unrealized Losses
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$2.4	$2.6	$5.0	$1.0	$6.0
4 – 6 months	0.5	0.3	0.8	0.7	1.5
7 – 9 months	2.7	1.3	4.0	1.9	5.9
10 – 12 months	2.6	1.1	3.7	—	3.7
13 – 18 months	2.7	0.8	3.5	—	3.5
19 – 24 months	0.6	—	0.6	—	0.6
> 24 months	0.1	0.6	0.7	—	0.7

Total Gross Unrealized Losses	$11.6	$6.7	$18.3	$3.6	$21.9

Estimated fair value of securities with a gross unrealized loss	$777.3	$515.1	$1,292.4	$46.5	$1,338.9

Based upon the Company’s impairment evaluation as of September 30, 2005, it was concluded that the remaining unrealized losses in the table above are not other than temporary.
For the three months ended September 30, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.2 million and $0.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $6.3 million and $7.2 million, respectively. For the three months ended September 30, 2004, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.4 million and $0.3 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.1 million and $0.9 million, respectively.
For the nine months ended September 30, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.5 million and $3.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $26.9 million and $38.6 million, respectively. For the nine months ended September 30, 2004, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $0.7 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $27.2 million and $4.8 million, respectively.
$1.2 million of the $3.5 million gross loss on the sale of equity securities for the nine months ended September 30, 2005 was the result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. This $1.2 million realized gross loss was in addition to the previously reported $1.4 million impairment loss recognized during the three months ended December 31, 2004 upon the Company’s initial decision to change three of its common stock investment managers and no longer hold the securities to recovery. The remaining gross loss on the sale of fixed maturity and equity securities resulted from the decision to sell securities based upon an assessment of economic conditions and ongoing portfolio management objectives of attempting to maximize the Company’s after-tax net investment income.
Liquidity and Capital Resources
     For the nine months ended September 30, 2005, the Company’s investments experienced unrealized investment depreciation of $19.8 million, net of the related deferred tax benefit of $10.7 million. At September 30,

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
2005, the Company had total investments with a carrying value of $1,833.1 million, of which 91.1% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The collateralized mortgage, mortgage pass-through, and asset backed securities consist of amortizing securities possessing favorable pre-payment and/or extension risk profiles. The remaining 8.9% of the Company’s total investments consisted primarily of publicly traded common stock securities.
          The Company produced net cash from operations of $317.9 million and $257.7 million for the nine months ended September 30, 2005 and 2004, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the nine months ended September 30, 2005 was primarily generated from premium growth during the current year due to increases in the number of policies written and, to a lesser extent, price increases realized on renewal business. Net loss and loss expense payments were $217.2 million and $201.6 million, respectively, for the nine months ended September 30, 2005 and 2004. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.
          Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At September 30, 2005 the insurance subsidiaries’ unused borrowing capacity was $383.5 million. The remaining borrowing capacity provides an immediately available line of credit. Due to declining interest rate spreads, the Company prepaid all outstanding Federal Home Loan Bank loans during the first quarter of 2005.
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
          The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of September 30, 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands). The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
Investments	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
Total Fixed Maturities Available For Sale	$1,670,815	200 bp decrease	$1,796,534	7.5%	10.4%
		100 bp decrease	$1,737,497	4.0%	5.5%
		50 bp decrease	$1,705,111	2.0%	2.8%
		50 bp increase	$1,635,843	(2.1)%	(2.9)%
		100 bp increase	$1,600,881	(4.2)%	(5.8)%
		200 bp increase	$1,532,688	(8.3)%	(11.4)%

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The Company’s purchases of its common stock during the third quarter of 2005 are shown in the following table:

				(c) Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares That
				Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number		(b) Average	Announced	Under the
	of Shares		Price Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
July 1 – July 31	1,336	(1)	$59.79	—	—
					$45,000,000 (2)

August 1 – August 31	368	(1)	$57.67	—	—
					$45,000,000 (2)

September 1 – September 30	747	(1)	$48.58	—	—
					$45,000,000 (2)
Total

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounted to $75.3 million, of which $30.3 million has been utilized.
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

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date November 8, 2005	James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 8, 2005	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary, Treasurer
and Chief Financial Officer (Principal
Financial and Accounting Officer)