Form 10-K
period 2005-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2006-03-14
CIK 909109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 0-22280
PHILADELPHIA CONSOLIDATED HOLDING CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2202671

(State or other jurisdiction of	(IRS Employer Identification No )
incorporation or organization)

One Bala Plaza, Suite 100
Bala Cynwyd, Pennsylvania	19004

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 617-7900
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
YES: ☑ NO: ☐
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
YES: ☐ NO: ☑
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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer: ☑           Accelerated Filer: ☐           Non-accelerated Filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES: ☐ NO: ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 6, 2006 as reported on the NASDAQ National Market System, was $1,187,545,580. Shares of Common Stock held by each executive officer and director and by each person who is known by the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 6, 2006, Registrant had outstanding 69,777,852 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the definitive Proxy Statement for Registrant’s 2006 Annual Meeting of Shareholders to be held April 26, 2006 are incorporated by reference in Part III.

PART I
Item 1. BUSINESS
GENERAL
     As used in this Annual Report on Form 10-K, (i) “Philadelphia Insurance” refers to Philadelphia Consolidated Holding Corp., (ii) the “Company”, “we”, “us”, and “our” refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the “Insurance Subsidiaries” refers to Philadelphia Indemnity Insurance Company (“PIIC”), Philadelphia Insurance Company (“PIC”), Mobile USA Insurance Company (“MUSA”) and Liberty American Insurance Company (“LAIC”), collectively; (iv) “MIA” refers to Maguire Insurance Agency, Inc., a captive underwriting manager; (v) “LAIS” refers to Liberty American Insurance Services, Inc., a managing general agency; (vi) “Premium Finance” refers to Liberty American Premium Finance Company; and (vii) “PCHC Investment” refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984 as an insurance holding company. Liberty American Insurance Group, Inc., a Delaware insurance holding company, and its subsidiaries MUSA, LAIC, LAIS and Premium Finance, are sometimes referred to herein collectively as “Liberty”.
The Company’s core strategy consists of three major principles:
•	Adhering to an underwriting philosophy aimed at consistently generating underwriting profits through sound risk selection and pricing discipline.

•	Distributing products through a “mixed” marketing platform, combining direct policyholder prospecting with an extensive network of independent agents and a subset of this network, known as “preferred agents”, with whom the Company has established special distribution arrangements.

•	Seeking to create value-added coverage and service features not found in typical property and casualty policies that the Company believes differentiates and enhances the marketability and appeal of its products relative to its competitors.
     During 2005, the Company continued its growth through adherence to its core principles of profitable underwriting, mixed marketing and specialization. 2005 gross written premiums increased 8.0% to $1,264.9 million. Premium growth was primarily attributable to the Company capitalizing on continuing turmoil in the property and casualty market, as well as better “brand” recognition with agents and brokers, its A+ (“Superior”) A.M. Best Company rating (for PIIC and for PIC), differentiated policy forms and the introduction of a number of new products. The Company’s GAAP basis combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 78.6%, which was substantially lower than the combined ratio of the property and casualty industry as a whole. The Company’s combined ratio is inclusive of $24.7 million in net catastrophe losses ($126.8 million gross catastrophe losses) it experienced from the four hurricanes which made landfall in Florida and the southern United States during 2005. During 2005 total assets increased to $2.9 billion, and shareholders’ equity increased to $816.5 million.
INDUSTRY TRENDS
     The industry appears to have rebounded during 2004 and 2005 from the contraction of capacity caused by significant losses that resulted from the increased frequency of catastrophe events. The 2005 Florida and southern United States hurricanes, although significant, have not appeared to alter this trend. Industry loss ratios have improved to a level that has caused increased competition. Despite improved industry loss ratios, the current low interest rate environment limiting the investment income realized by insurance companies has mitigated the severity of price declines historically experienced by the industry in past transitions from hard markets to soft markets.
BUSINESS OVERVIEW AND STRATEGY
     The Company designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. The Company targets markets and niches with specialized areas of demand, designing innovative policy features. The Company believes this approach allows it to compete on coverage and customized solutions, rather than just price. Insurance products are distributed through a diverse multi-channel delivery system centered around the Company’s production underwriting organization. A select group of 146 “preferred agents” and a broader network of approximately 9,500 independent agents supplement the production underwriting organization, which consisted of 318 professionals located in 38 regional and field offices across the United States as of December 31, 2005.
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
     The Company also writes select classes of professional liability and management liability products, as well as personal property and casualty products for the homeowners’ and manufactured housing markets.
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
     The Company maintains a local presence to more effectively serve its producer (independent agents and brokers) and customer base, operating through 13 regional offices and 25 field offices throughout the country, which report to the regional offices. These offices are staffed with marketers, field underwriters, accounts receivable and, in some cases, claim personnel, who interact closely with home office management in making key decisions. This approach allows the Company to adapt its marketing and underwriting strategies to local conditions and build value-added relationships with its customers and producers.
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
Business Segments
     The Company’s operations are classified into three reportable business segments:
•	The Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile and specialty property and inland marine insurance products;

•	The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional liability and management liability insurance products; and

•	The Personal Lines Underwriting Group, which has underwriting responsibility for personal property and casualty insurance products for the homeowners’ and manufactured housing markets, principally in Florida.
     The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the gross written premiums for each of the Company’s business segments and the relative percentages that such premiums represented.

	For the Years Ended December 31,
	2005		2004		2003
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
			(dollars in thousands)
Commercial Lines	$960,344	75.9%	$874,018	74.6%	$662,339	73.1%
Specialty Lines	205,306	16.2	184,419	15.7	154,105	17.0
Personal Lines	99,265	7.9	112,880	9.7	89,549	9.9

Total	$1,264,915	100.0%	$1,171,317	100.0%	$905,993	100.0%

Commercial Lines:
     Commercial Package: The Company has provided commercial multi-peril package policies to targeted niche markets for over 17 years. The primary customers for these policies include:

•	non-profit organizations;

•	social service agencies;

•	sports and recreation centers;

•	homeowners’ and condominium associations;

•	private, vocational and specialty schools;

•	religious organizations;

•	camp operators;

•	day care facilities;

•	mental health facilities;

•	amateur sports associations;

•	bowling centers;

•	golf clubs; and

•	public entity.
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
     Commercial Automobile and Commercial Excess: The Company has provided primary, excess, contingent, interim and garage liability; physical damage; and property to targeted markets for over 40 years. The primary customers for these policies include:
•	rental car companies;

•	leasing companies;

•	banks; and

•	credit unions.
     Specialty Property & Inland Marine: The Company has provided property and inland marine coverage to targeted markets for the past 6 years. The primary customers for these policies include:
•	shopping centers;

•	business parks;

•	medical facilities;

•	hotels and motels; and

•	new commercial construction (inland marine).
Specialty Lines:
     The Company has provided management liability (directors and officers (D&O) liability, employment practices liability, fiduciary liability, kidnap and ransom, work place violence and internet liability) and errors and omissions (professional) to targeted classes of business for approximately 15 years. The professional and excess liability products provide errors and omissions coverage primarily for:
•	lawyers;

•	accountants;

•	miscellaneous (marketing, management, computer, marriage/family counseling) consultants.
Management and excess liability products are offered to:
•	non-profit (501(c)(3) companies); and

•	for-profit smaller public and private companies
Personal Lines:
     The Company entered the personal lines property and casualty business through the acquisition of Liberty American Insurance Group, Inc. (“Liberty”) in 1999. This personal lines platform produces and underwrites specialized homeowners’ and manufactured housing property and casualty business in Florida. Liberty also produces and services federal flood insurance under the National Flood Insurance Program for both personal and commercial policyholders. Liberty began producing and servicing a personal umbrella policy near the end of 2005.
Homeowners type products are offered to:
•	single family homes, primarily built after 1995;

•	mobile homes, primarily built after 1995;

•	condominiums; and

•	rental dwellings.
Geographic Distribution
     The following table provides the geographic distribution of direct earned premiums for all reportable business segments of the Company for the year ended December 31, 2005. No other state accounted for more than 2% of total direct earned premiums for the year ended December 31, 2005.
(Dollars in thousands)

State	Direct Earned Premiums	Percent of Total
Florida	$186,043	16.0%
California	136,051	11.7
New York	119,049	10.3
Pennsylvania	60,993	5.3
Texas	59,786	5.1
New Jersey	51,408	4.4
Massachusetts	50,646	4.4
Illinois	41,830	3.6
Ohio	35,357	3.0
Minnesota	24,972	2.2
Michigan	24,805	2.1
Missouri	23,312	2.0
Other	347,032	29.9

Total Direct Earned Premiums	$1,161,284	100.0%

See Note 19 to the Company’s financial statements included with this Form 10-K for information concerning the revenues, net income and assets of the Company’s business segments.
Underwriting and Pricing
     The Company’s business segments are organized around its three underwriting divisions: Commercial Lines, Specialty Lines, and Personal Lines. Each underwriting division’s responsibilities include pricing, managing the risk selection process, and monitoring loss ratios by product.
     The Company attempts to adhere to conservative underwriting and pricing practices. The Company’s underwriting strategy is detailed in a document which is signed by each underwriting professional. Written underwriting guidelines are maintained and updated regularly for all classes of business underwritten and adherence to these underwriting guidelines is maintained through underwriting audits conducted by the Company. Product pricing levels are monitored utilizing a system which measures the aggregate price level of a book of business. This system assists management and underwriters in promptly recognizing and responding to price deterioration. When necessary, the Company re-underwrites, sharply curtails or discontinues a product deemed to present unacceptable risks.
     The Commercial Lines Underwriting Group has underwriting responsibility for the Company’s commercial multi-peril package, commercial automobile and large property and inland marine products. The Group currently consists of 82 home office and 62 regional office underwriters who are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines home office underwriting unit is responsible for underwriting, auditing, servicing renewal business, and authorizing quotes for new business which are in excess of the regional office underwriters limits. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance for new business. The commercial lines underwriting group is under the immediate direction of the Senior Vice President of Commercial Lines who reports directly to the Chief Underwriting Officer. Overall management responsibility for the book of business resides in the home office with the senior underwriting officers. The Company believes that its ability to deliver excellent service and build long lasting relationships is enhanced through its organizational structure.
     The Specialty Lines Underwriting Group has the underwriting responsibility for the errors and omissions and management liability products. The Group consists of 27 home office underwriters and underwriter trainees and 38 regional underwriters. These underwriters and underwriter trainees are supported by underwriting assistants and other policy administration personnel. The home office underwriting unit is responsible for underwriting, auditing and servicing renewal business, as well as an authority referral for the regional office underwriters for quoting new business. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance of new business. The Specialty Lines Group is managed by a Vice President who reports directly to the Chief Underwriting Officer.
     The Personal Lines Underwriting Group is located in Pinellas Park, Florida. The underwriting staff consists of four professionals and several support positions who are under the direction of the Personal Lines Underwriting Vice President. Much of the underwriting function is automated through internet accessed rating software. Underwriting guidelines are embedded within this software which prohibit binding of accounts if a risk does not meet the underwriting guidelines. The Company has a proactive exposure distribution management system in place to aid in portfolio optimization. The risk portfolio is managed at a zip code level through the use of in-house software and external modeling tools. The Company selectively inspects the properties for its preferred homeowners program and manufactured homes on private property product.
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
Reinsurance
     The Company has entered into various reinsurance agreements for the purpose of limiting loss exposure and managing capacity constraints as described below:
     The Company’s casualty excess of loss reinsurance agreement (“Excess Treaty”) provides that the Company bears: the first $1.0 million primary layer of liability on each occurrence and the first $1.0 million layer of liability on umbrella risks for policies where the Company provides the first $1.0 million primary layer of coverage. Casualty, fidelity, professional liability and fiduciary liability risks in excess of $1.0 million up to $11.0 million are reinsured under the Excess Treaty. As of January 2006, the reinsurers participating on the Excess Treaty are ACE Property and Casualty Insurance Co., Allied World Assurance Company Ltd., Everest Reinsurance Company, GE Reinsurance Corporation and Liberty Mutual Insurance Company, with a pro rata participation of 22%, 20%, 19%, 20% and 19%, respectively. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for each casualty risk in excess of $11.0 million.
     The Company’s property excess of loss reinsurance treaty provides that the Company bears the first $2.0 million of loss on each risk, with its reinsurers bearing losses up to $50.0 million on each risk. General Reinsurance Corporation provides limits of $8.0 million in excess of $2.0 million. Reinsurers that are rated at least “A” (Excellent) by A.M. Best Company provide limits of $40.0 million in excess of $10.0 million. In addition, the Company has automatic facultative excess of loss reinsurance with General Reinsurance Corporation for each property loss in excess of $50.0 million up to $100.0 million. To mitigate potential exposures to losses arising from terrorist acts, the Company has purchased per risk reinsurance coverage for terrorism with a $48.0 million aggregate policy limit for 2005. Under this reinsurance coverage, the Company bears the first $2.0 million layer of loss on each risk and coverage.
     The Company purchases property catastrophe reinsurance covering both its commercial and personal lines catastrophe losses. The Company’s primary catastrophe reinsurance program provides coverage for a one year period with a June 1 renewal date. For its personal lines catastrophe losses, the Company’s reinsurance coverage is approximately $288.1 million in excess of the Company’s $3.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (the “FHCF”) provides on an aggregate basis for Mobile USA Insurance Company and Liberty American Insurance Company 90% coverage for approximately $118.4 million in excess $31.6 million. The FHCF arrangement inures to the benefit of the Company’s open-market catastrophe program. The coverage provided by the open-market catastrophe program (large reinsurers that are rated at least “A-” (Excellent) by

A.M. Best Company) includes one mandatory reinstatement, but the FHCF coverage does not reinstate. Since the FHCF coverage cannot be reinstated, the Company’s open-market program is structured such that catastrophe reinsurance coverage excess of the FHCF coverage will “drop down” and fill in any portion of the FHCF coverage which has been utilized. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss for its personal lines business, the 100 year storm event is estimated at $235.3 million, and the 250 year storm event is estimated at $358.3 million. These loss estimates were calculated using the personal lines in-force exposures as of September 30, 2005.
     For its commercial lines catastrophe losses, the Company’s catastrophe reinsurance coverage is $95.0 million in excess of the Company’s $5.0 million per occurrence retention. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss for its commercial lines business, the 100 year storm event is estimated at $79.9 million and the 250 year storm event is estimated at $119.1 million. These loss estimates were calculated using the commercial lines inforce exposures as of December 31, 2004.
     The Company has purchased reinstatement premium protection reinsurance contracts, effective June 1, 2005, which pay 100% of the reinstatement premium for the one mandatory reinstatement which the Company becomes liable to pay as a result of loss occurrences exceeding $7.0 million and $5.0 million for its personal and commercial lines open-market catastrophe reinsurance programs, respectively.
     The Company also has an excess casualty reinsurance agreement which provides an additional $18.0 million of coverage excess of a $2.0 million Company retention for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits. An errors and omissions insurance policy provides an additional $10.0 million of coverage with respect to these exposures.
     The Company seeks to limit the risk of a reinsurer’s default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company. Second, the Company seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. Finally, the Company typically does not write casualty policies in excess of $11.0 million or property policies in excess of $50.0 million. Although the Company purchases reinsurance to limit its loss exposure by transferring certain large risks to its reinsurers, reinsurance does not relieve the Company of its liability to policyholders. The Company regularly assesses its reinsurance needs and seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve increases in retentions, modifications in premium rates, changes in reinsurers and other matters.
     The following table sets forth the ten largest reinsurers in terms of reinsurance receivables, net of collateral the Company is holding from such reinsurers, as of December 31, 2005:
(In thousands)

	Unsecured
	Reinsurance
Reinsurer	Receivables		% of Total	AM Best Rating
National Flood Insurance Program	$43,850		15.1%	Not Rated-Voluntary Pool
Liberty Mutual Insurance Company	38,177		13.2%	A
Florida Hurricane Catastrophe Fund	27,347		9.4%	Not Rated-Mandatory Pool
American Re-Insurance Company	23,418		8.1%	A
Swiss Reinsurance America Corporation	20,801		7.2%	A+
ACE Property & Casualty Insurance Company	20,503		7.1%	A+
Converium Reinsurance (NA) Inc.	18,765		6.5%	B-
General Reinsurance Corporation	17,804		6.1%	A++
Lloyds of London	12,946		4.5%	A
CUMIS Insurance Society Inc.	8,834		3.0%	A
All Other Reinsurers	57,275		19.8%	—

Total Unsecured Reinsurance Receivables	$289,720	(1)	100.0%

(1)	This amount differs by $106.5 million from the reinsurance receivables of $396.2 million as reported in the consolidated financial statements as of December 31, 2005 due to collateral held by the Company from its reinsurers reflected in this table.

Marketing and Distribution
     Proactive risk selection based on sound underwriting criteria and relationship selling in clearly defined target markets continues to be the foundation of the Company’s marketing plan. Within this framework, the Company’s marketing effort is designed to promote a systematic and disciplined approach to developing business which is anticipated to be profitable.
     The Company distributes its products through its production underwriting organization, an extensive network of approximately 9,500 independent brokers and its “preferred agent” program. The Company’s most important distribution channel is its production underwriting organization. Although the Company has always written business directly, the production underwriting organization was established by the Company to stimulate new sales through independent agents. The production underwriting organization is currently comprised of 318 professionals located in 38 offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this direct prospecting, relationships with approximately 9,500 brokers have been formed, either because the broker has a preexisting relationship with the insured or has sought the Company’s expertise in one of its specialty products. This mixed marketing concept provides the Company with the flexibility to respond to changing market conditions and, when appropriate, shift its emphasis to different product lines to take advantage of opportunities as they arise. In addition, the production underwriting organization’s ability to gather market intelligence enables the rapid identification of soft markets and redeployment to firmer markets, from a product line or geographic perspective. The Company believes that its mixed marketing platform provides a competitive edge, not only in stable market conditions.
     The Company’s preferred agent program, in which business relationships are formed with brokers specializing in certain of the Company’s business niches, consisted of 146 preferred agents at year-end 2005. Preferred agents are identified by the Company based on productivity and loss experience, and receive additional benefits from the Company in exchange for meeting defined production and profitability criteria.
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
Product Development
     The Company continually evaluates new product opportunities, consistent with its strategic focus on selected market niches. Direct contacts between the Company’s field and home office personnel, preferred agents and its customers have produced a number of new product ideas. All new product ideas are presented to the Product Development Committee for consideration. Such Committee, currently composed of the Company’s President and members of senior management, meets regularly to review the feasibility of products from a variety of perspectives, including profitability, underwriting risk, marketing and distribution, reinsurance, long-term viability and consistency with the Company’s culture and philosophy. For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel (e.g., a limited number of selected production underwriters), an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products may involve lower retentions than customarily utilized. After a new product is approved for test marketing, the Company monitors its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, the Company either moves to improve results by initiating adjustments or abandons the product.
Claims Management and Administration
     In accordance with its emphasis on underwriting profitability, the Company actively manages claims under its policies in an effort to investigate reported incidents at an early stage, service insureds and reduce fraud. Claim files are regularly audited by claims supervisors in an attempt to ensure that claims are being processed properly and that case reserves are being set at appropriate levels.
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
     As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in societal attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management’s estimates and judgments. As new data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. The Insurance Subsidiaries’ internal actuary provides the Companies with an annual Statement of Actuarial Opinion for the statutory filings with regulators.
     The following table sets forth for the years indicated a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses.

	As of and For the Years Ended December 31,
(In Thousands)	2005	2004	2003
Unpaid loss and loss adjustment expenses at beginning of year	$996,667	$627,086	$445,548
Less: reinsurance receivables	324,948	145,591	85,837

Net unpaid loss and loss adjustment expenses at beginning of year	671,719	481,495	359,711

Provision for losses and loss adjustment expenses for current year claims	533,906	440,989	314,609
Increase (Decrease) in estimated ultimate losses and loss adjustment expenses for prior year claims	(29,900)	35,126	44,568

Total incurred losses and loss adjustment expenses	504,006	476,115	359,177

Loss and loss adjustment expense payments for claims attributable to:
Current year	110,496	107,129	69,905
Prior years (1)	124,234	178,762	167,488

Total payments	234,730	285,891	237,393

Net unpaid loss and loss adjustment expenses at end of year	940,995	671,719	481,495
Plus: reinsurance receivables	304,768	324,948	145,591

Unpaid loss and loss adjustment expenses at end of year	$1,245,763	$996,667	$627,086

(1)	During the year ended December 31, 2005, net loss and loss adjustment expense payments for claims attributable to prior years are lower by $64.3 million than they otherwise would have been due to the Company’s commutation of its 2003 Whole Account Net Quota Share Reinsurance Agreement (See Note 10 to the Company’s Consolidated Financial Statements included with this Form 10-K).

     During 2005 the Company increased/(decreased) its estimated total net ultimate losses and loss adjustment expenses for prior accident years by the following amounts:
(In millions)

	Net Basis
	increase (decrease)
	Professional	Commercial	Commercial
	Liability	Package	Auto
Accident Year	Coverages	Coverages	Coverages	Other	Total
2004	$(7.6)	$(12.7)	$(4.3)	$0.4	$(24.2)
2003	$(2.4)	$3.5	$(0.5)	$1.0	$1.6
2002	$(2.0)	$(0.6)	$(3.4)	$(1.0)	$(7.0)
2001 & Prior	$(0.7)	$1.9	$(0.9)	$(0.6)	$(0.3)

Calendar Year	$(12.7)	$(7.9)	$(9.1)	$(0.2)	$(29.9)

     The changes in the net estimated total ultimate losses and loss adjustment expenses for prior accident years during 2005 were primarily attributable to the following:
- -	For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower net loss estimates for: commercial package policies as a result of better than expected claim frequency and professional liability coverages due to better than expected case incurred development.

- -	For accident year 2002, the decrease in estimated net unpaid loss and loss adjustment expenses and prior was principally due to decreased loss estimates across most commercial and specialty lines of business due to better than expected case incurred loss development.
     During 2004, the Company increased its estimated total gross and net ultimate losses and loss adjustment expenses, primarily for accident years 1997 through 2002, and decreased its estimated total gross and net ultimate losses and loss adjustment expenses for accident year 2003. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:
- -	The increase for accident years 1997 through 2002 is principally attributable to case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile coverages in the commercial lines segment. The decrease for accident year 2003 is principally attributable to better than expected claim frequency, primarily for general liability and commercial automobile coverages in the commercial lines segment.
     During 2003, the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:
- -	The Company increased the estimated gross and net loss for unreported claims incurred and related claim adjustment expenses on residual value polices issued during the years 1998 through 2002 by $38.8 million. The residual value policies provide coverage guaranteeing the value of a leased automobile at the lease termination, which can be up to five years from lease inception. The increase in the estimated gross and net loss was a result of:
•	Adverse trends further deteriorating in both claims frequency and severity for leases expiring in 2003. During the second quarter of 2003, the Company engaged a consulting firm to aid in evaluating the ultimate potential loss exposure under these policies. Based upon the study and subsequent evaluation by the Company, the Company changed its assumptions relating to future frequency and severity of losses, and increased the estimate for unpaid loss and loss adjustment expenses by $33.0 million. The Company primarily attributes this deterioration to the following factors that led to a softening of prices in the used car market subsequent to the September 11, 2001 terrorist attacks: prolonged 0% new car financing rates and other incentives which increased new car sales and the volume of trade-ins and daily rental units being sold into the market earlier and in greater numbers than expected, further adding to the oversupply of used cars and the overall uncertain economic conditions.

•	The Company entering into an agreement with U.S. Bank, N.A. d/b/a Firstar Bank (“Firstar”) relating to residual value insurance policies purchased by Firstar from the Company. Under the terms of the agreement, the Company paid Firstar $27.5 million in satisfaction of any and all claims made or which could have been made by Firstar under the residual value policies. The Company increased the gross and net reserves for loss and loss adjustment expenses from $21.7 million to $27.5 million pursuant to this agreement.
- -	The Company increased its estimate for unpaid loss and loss adjustment expenses for non-residual value policies by $43.5 million ($30.8 million net of reinsurance recoverables), primarily for accident years 1999 to 2001, and decreased its estimate of the unpaid loss and loss adjustment expenses for such policies by $30.6 million ($25.0 million net of reinsurance recoverables) for the 2002 accident year. The increase in accident years 1999 to 2001 is principally attributable to:
•	$19.6 million ($13.7 million net of reinsurance recoverables) of development in claims made professional liability products as a result of case reserves developing greater than anticipated from the year-end 2002 ultimate loss estimate; $18.1 million ($11.1 million net of reinsurance recoverables) of development in the automobile and general liability coverages for commercial package products due to the frequency and severity of the losses developing beyond the underlying pricing assumptions; and $5.8 million ($6.0 million net of reinsurance recoverables) of development in the commercial automobile excess liability insurance and GAP commercial automobile products due to losses developing beyond the underlying pricing assumptions.
- -	The decrease in unpaid loss and loss adjustment expenses in accident year 2002 was principally attributable to:
•	$4.2 million ($4.7 million net of reinsurance recoverables) and $26.4 million ($20.3 million net of reinsurance recoverables) of favorable development in professional liability products and commercial package products, respectively, due to favorable loss experience as a result of favorable product pricing.
     The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1995 through 2005. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate may change as more information becomes known about the frequency and severity of claims for individual years.

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
						(Dollars in Thousands)
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES, AS STATED	$68,246	$85,723	$108,928	$136,237	$161,353	$195,464	$250,134	$359,711	$481,496	$671,719	$940,995

Cumulative Paid as of:
1 year later	15,214	22,292	26,870	43,769	60,922	70,757	99,325	167,489	178,762	124,234
2 years later	31,410	38,848	56,488	84,048	109,092	131,649	211,851	291,325	258,186
3 years later	40,637	52,108	80,206	115,900	144,435	213,286	277,783	356,743
4 years later	47,994	63,738	95,047	131,062	201,779	247,298	314,042
5 years later	51,806	69,116	99,755	151,753	217,677	267,966
6 years later	53,198	70,779	106,915	158,158	225,737
7 years later	53,701	73,939	110,194	160,499
8 years later	55,541	74,496	111,102
9 years later	55,517	75,156
10 years later	55,638

Unpaid Loss and Loss Adjustment Expenses re-estimated as of End of Year:
1 year later	67,281	84,007	105,758	135,983	163,896	208,899	277,733	404,279	516,622	641,819
2 years later	66,061	81,503	103,513	138,245	177,782	232,582	334,802	473,680	510,916
3 years later	63,872	76,348	104,712	146,679	196,735	274,166	361,052	466,413
4 years later	59,085	73,992	109,061	151,077	228,082	283,619	360,791
5 years later	56,673	75,672	107,796	163,657	230,391	285,563
6 years later	55,861	74,645	110,845	164,272	233,206
7 years later	55,439	75,272	111,582	163,416
8 years later	55,606	74,982	111,827
9 years later	55,552	75,221
10 years later	55,718

Cumulative Redundancy (Deficiency):
Dollars	$12,528	$10,502	$(2,899)	$(27,179)	$(71,853)	$(90,099)	$(110,657)	$(106,702)	$(29,420)	$29,900
Percentage	18.4%	12.3%	(2.7)%	(20.0)%	(44.5)%	(46.1)%	(44.2)%	(29.7%)	(6.1%)	4.5%

(1)	Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $304,768, $324,948, $145,591, $85,837, $52,599, $42,030, $26,710, $16,120, $13,502, $10,919 and $9,440, at December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, and 1995, respectively.

(2)	1998 Unpaid Loss and Loss Adjustment Expenses, as stated, adjusted to include $1,207 unpaid loss and loss adjustment expenses for Mobile USA Insurance Company as of acquisition date.

(3)	The Company maintains its historical loss records net of reinsurance, and therefore is unable to conform the presentation of this table to the financial statements.
     The cumulative redundancy (deficiency) represents the aggregate change in the reserve estimated over all prior years, and does not present accident year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.
     The unpaid loss and loss adjustment expense of the Insurance Subsidiaries, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company’s financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance, whereas under GAAP these amounts are reported without giving effect to reinsurance. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote (1) above for amounts). There is no effect on net income or shareholders’ equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

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

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Loss Ratio	51.8%	61.5%	63.1%	63.5%	60.7%
Expense Ratio	26.3%	27.2%	27.2%	28.0%	31.2%

Combined Ratio	78.1%	88.7%	90.3%	91.5%	91.9%

Industry Statutory Combined Ratio, after Policyholders’ Dividends	102.0%	98.1%	100.2%	107.3%	115.7%

	(1)	(2)	(2)	(2)	(2)

(1)	Source: A.M. Best Company “Review/Preview” January 2006 (Estimated 2005).

(2)	Source: A.M. Best Company “Review/Preview” January 2006
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
     The following table sets forth, for the periods indicated, net written premiums to surplus as regards policyholders for the Insurance Subsidiaries (statutory basis):

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Net Written Premiums	$1,107,460	$919,152	$601,253	$523,962	$333,817
Surplus as Regards Policyholders	$691,038	$503,657	$415,900	$312,626	$280,960
Premium to Surplus Ratio	1.6 to 1.0	1.8 to 1.0	1.5 to 1.0	1.7 to 1.0	1.2 to 1.0
Investments
     The Company’s investment objectives are the realization of relatively high levels of after-tax net investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet the Company’s cash requirements, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments.
     At December 31, 2005, the Company had total investments with a carrying value of $1,935.0 million. As of this date, 91.0% of the Company’s total investments were fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, asset backed securities, mortgage pass-through securities and collateralized mortgage obligations, with a weighted average credit quality of “AAA”. The remaining 9.0% of the Company’s total investments consisted primarily of publicly-traded common stocks.

     The following table sets forth information concerning the composition of the Company’s total investments at December 31, 2005:

		Estimated		Percent of
		Market	Carrying	Carrying
	Amortized Cost	Value	Value	Value
		(Dollars in Thousands)
Fixed Maturities:
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$62,311	$61,713	$61,713	3.2
Obligations of States and Political Subdivisions	821,456	819,635	819,635	42.3
Corporate and Bank Debt Securities	246,918	241,210	241,210	12.5
Asset Backed Securities	138,292	137,827	137,827	7.1
Mortgage Pass-Through Securities	282,256	276,936	276,936	14.3
Collateralized Mortgage Obligations	226,982	224,209	224,209	11.6

Total Fixed Maturities	1,778,215	1,761,530	1,761,530	91.0%
Equity Securities	160,926	173,455	173,455	9.0

Total Investments	$1,939,141	$1,934,985	$1,934,985	100.0%

     At December 31, 2005, 99.97% of the Insurance Subsidiaries’ fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated “1” (“highest quality”) or “2” (“high quality”) by the NAIC.
     The cost and estimated market value of fixed maturity securities at December 31, 2005, by remaining original contractual maturity, is set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

	Amortized	Estimated
	Cost	Market Value
	(Dollars in Thousands)
Due in one year or less	$109,860	$109,002
Due after one year through five years	272,048	267,600
Due after five years through ten years	345,173	341,737
Due after ten years	403,604	404,219
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	647,530	638,972

Total	$1,778,215	$1,761,530

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

     The regulations and any actions taken by the state insurance departments may affect the cost or demand for the Company’s products and may present impediments to obtaining rate increases or taking other actions to increase profitability. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Company does not have the requisite licenses and approvals, or does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend the Company from carrying on some or all of its activities. In light of several recent significant property and casualty insurance company insolvencies, it is possible that assessments paid to state guaranty funds may increase. Because the Insurance Subsidiaries are domiciled in Pennsylvania and Florida, the Pennsylvania Department of Insurance and the Florida Office of Insurance Regulation have primary authority over the Company.
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
     Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under Pennsylvania and Florida insurance laws. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $442.8 million at December 31, 2005. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $162.0 million of dividends in 2006 without obtaining prior approval from the Pennsylvania Insurance Department or the Florida Office of Insurance Regulation. During 2005, the insurance subsidiaries did not pay any dividends.
     The National Association of Insurance Commissioners: In addition to state-imposed insurance laws and regulations, the Insurance Subsidiaries are subject to Statutory Accounting Principles (“SAP”) as codified by the NAIC in the “Accounting Practices and Procedures Manual” which was adopted by the Pennsylvania Insurance Department and Florida Office of Insurance Regulation effective January 1, 2001. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These model laws and regulations generally are not directly applicable to an insurance company unless and until they are adopted by applicable state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC’s state regulatory accreditation program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are “accredited” by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network, and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC’s initiatives have taken on a greater level of practical importance in recent years. The NAIC has accredited both Pennsylvania and Florida under the NAIC Financial Regulation Standards.

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
     Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer’s domiciliary insurance department, and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders’ surplus of each of the Insurance Subsidiaries at December 31, 2005 is in excess of the minimum prescribed risk-based capital requirements.
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
     The federal Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Insurance Extension Act of 2005 (collectively the “Act”) established a temporary federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined in the Act. The Terrorism Insurance Program (the “Program”) requires all commercial property and casualty insurers licensed in the United States to participate. The Program provides that in the event of a terrorist attack, as defined, resulting in insurance industry losses exceeding $5 million, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses through December 31, 2006, and 85% of covered losses between January 1, 2007 and December 31, 2007, up to $100 billion. However, if a terrorist attack occurs after March 31, 2006, the government will provide funding only if aggregate industry losses between January 1, 2006 and December 31, 2006 exceed $50 million, or if such losses between January 1, 2007 and December 31, 2007 exceed $100 million. Each insurance company is subject to a deductible based upon a percentage of the previous year’s direct earned premium, with the percentage increasing each year. The Program requires that insurers notify in-force commercial policyholders by February 24, 2003 that coverage for terrorism acts is provided and the cost for this coverage. It also requires notices to be given at certain specified times to insureds to which policies are issued after the date of the Act’s enactment. Policyholders have the option to accept or decline the coverage, or negotiate other terms. Property and casualty insurers, including the Company, are required to offer this coverage at each subsequent renewal even if the policyholder elected to exclude this coverage in the previous policy period. The Program became effective upon enactment and runs through December 31, 2007. With the signing of the Act, all previously approved exclusions for terrorism in any contract for property and casualty insurance in force as of November 26, 2002 are excluded. However, an insurer may reinstate a preexisting provision in a contract for property and casualty insurance that is in force on the date of enactment and that excludes coverage for an act of terrorism only:
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

     The current business climate remains competitive from a solicitation standpoint. The Company will “walk away”, if necessary, from writing business that does not meet established underwriting standards and pricing guidelines. Management believes, however, that the Company’s mixed marketing strategy is a strength in that it provides the flexibility to quickly deploy the marketing efforts of the Company’s direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the mixed marketing strategy, the Company’s production underwriters have established relationships with approximately 9,500 brokers, thus facilitating a regular flow of submissions.
Employees
     As of February 20, 2006, the Company had 1,072 full-time employees and 35 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company’s relations with its employees are generally excellent.
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
Item 1A. RISK FACTORS
If our insurance company subsidiaries are unable to pay dividends or make loans to us due to government regulations that apply to insurance companies or for any reason, we may not be able to continue our normal business operations.
     We are a holding company. Our principal assets currently consist of all or substantially all of the equity interests of our subsidiaries listed below:
•	Philadelphia Indemnity Insurance Company;

•	Philadelphia Insurance Company;

•	Maguire Insurance Agency, Inc.;

•	PCHC Investment Corp., a Delaware investment corporation;

•	Liberty American Insurance Group, Inc., an insurance holding company;

•	Mobile USA Insurance Company;

•	Liberty American Insurance Company;

•	Liberty American Insurance Services, Inc.; and

•	Liberty American Premium Finance Company.
     Philadelphia Indemnity Insurance Company, Philadelphia Insurance Company, Mobile USA Insurance Company, Inc. and Liberty American Insurance Company are our insurance company subsidiaries and are licensed to issue insurance policies. Maguire Insurance Agency, Inc. is an underwriting manager and Liberty American Insurance Services, Inc. is an insurance agency that markets, underwrites and services homeowners insurance and mobile homeowners policies.
     Our primary sources of funds are dividends and payments from our subsidiaries that we receive under tax allocation agreements. Government regulations that apply to insurance companies restrict the ability of our insurance company subsidiaries to pay dividends and make loans to us. The accumulated profits of these subsidiaries from which dividends may be paid totaled $442.8 million at December 31, 2005. Of this amount, these insurance company subsidiaries may pay a total of approximately $162.0 million of dividends in 2006 without obtaining prior approval from the department of insurance for the states in which they are domiciled. Further, creditors of any of our subsidiaries will have the right to be paid in full the amounts they are owed if a subsidiary liquidates its assets or undergoes a reorganization or other similar transaction before we will have the right to receive any distribution of assets from the subsidiary, unless we also are recognized as a creditor of the subsidiary. If we are unable to receive distributions from our subsidiaries, we may not be able to continue our normal business operations.
If A.M. Best downgrades the ratings of our insurance company subsidiaries, we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline, reducing our sales and earnings.
     A.M. Best Company rates Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company “A+” (Superior). According to A.M. Best Company, companies rated “A+” (Superior) have, on balance, superior financial strength, operating performance and market profile, when compared to the standards established by the A.M. Best Company, and have a very strong ability to meet their ongoing obligations to policyholders. We believe that the rating assigned by A.M. Best Company is an important factor in marketing our products. If the agency downgrades our ratings in the future, it is likely that:
•	we would not be able to compete as effectively with our competitors; and

•	our ability to sell insurance policies could decline.
     If that happens, our sales and earnings would decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors more relevant to policyholders than investors.
     If our reserves for losses and costs related to adjustment of losses are not adequate, we would have to increase our reserves, which would result in reductions in net income and policyholders’ surplus and could result in a downgrading of the rating of our insurance company subsidiaries.
     We establish reserves for losses and costs related to the adjustment of losses under the insurance policies we write. We determine the amount of these reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. While we believe that our reserves are adequate, we base these reserves on assumptions about future events. The following factors may have a substantial impact on our future loss experience:
•	the amounts of claims settlements;

•	legislative activity; and

•	changes in inflation and economic conditions.
     Actual losses and the costs we incur related to the adjustment of losses under insurance policies may be different from the amount of reserves we establish. If the actual amount of losses and costs related to the adjustment of losses under insurance policies exceed the amount we have reserved for these losses and costs related to the adjustment of losses, we would be required to increase our reserves. When we increase reserves, our income before income taxes for the period will decrease by a corresponding amount. In addition, increasing reserves causes a reduction in policyholders’ surplus and could cause a downgrading of the rating of our insurance company subsidiaries. This in turn could hurt our ability to sell insurance policies.
If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
     As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries, especially catastrophe risks. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite, especially risks related to catastrophes.

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.
     We transfer some of the risk we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us, it does not relieve us of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected.
Claims related to catastrophic events could result in catastrophe losses.
     It is possible that a catastrophic event could greatly increase claims under the insurance policies we write. This, in turn, could result in losses for one or more of our insurance company subsidiaries. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions and may include terrorist events.
     We generally try to reduce our exposure to catastrophe losses through underwriting and the purchase of catastrophe reinsurance. But, reinsurance may not be sufficient to cover our actual losses. In addition, a number of states from time to time have passed legislation that has had the effect of limiting the ability of insurers to manage risk, such as legislation prohibiting an insurer from withdrawing from catastrophe-prone areas. If we are unable to maintain adequate reinsurance or to withdraw from areas where we experience or expect significant catastrophe-related claims, we could experience significant losses.
We are subject to possible assessments from state insurance facilities and state guaranty funds.
     We are subject to assessments from various state guaranty funds and state insurance facilities, including Florida Citizens Property Insurance Corporation, the Mississippi Windstorm Underwriting Association, the Alabama Insurance Underwriting Association, and the Texas Windstorm Insurance Association. The ultimate impact of Hurricanes Katrina, Rita and Wilma on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated by these facilities. They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting our results of operations. These facilities are generally designed so that the ultimate cost is borne by policyholders.
     We and other insurance companies writing residential property policies in Florida must participate in the Florida Hurricane Catastrophe Fund, which potentially reimburses companies for their qualifying losses at various participating percentages above required retention levels subject to maximum reimbursement amounts. We currently have reimbursement recoverable balances from the Florida Hurricane Catastrophe Fund for the 2004 and 2005 hurricane losses in Florida. If the Florida Hurricane Catastrophe Fund does not have sufficient funds to pay its ultimate reimbursement obligations to us and other participating insurance companies, it has the authority to issue bonds. Such bonds are funded by assessments on generally all property and casualty premiums in Florida. By law, these assessments are the obligation of insurance policyholders which insurance companies must collect. Companies are required to collect the Florida Hurricane Catastrophe Fund assessments directly from residential property policyholders and remit them to the Florida Hurricane Catastrophe Fund as they are collected.
     Our exposure to assessments and the availability of policyholder recoupments or premium rate increases related to these assessments may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in our financial statements for the same fiscal period due to the ultimate timing of when the assessments are accrued and when the related recoupments are accrued or when related premium rate increases are earned, as well as the possibility of policies not being renewed in subsequent years.
Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.
     The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:
•	rising levels of actual costs that are not known by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurer’s liability develop; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.
     The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. The property casualty insurance industry historically is cyclical in nature. These fluctuations in demand and competition could produce underwriting results that would have a negative impact on our results of operations and financial condition.
We face significant competitive pressures in our business that could cause demand for our products to fall and adversely affect our profitability.
     We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices. In addition, a number of new, proposed or potential legislative or industry developments could further increase competition in our industry. New competition from these developments could cause the demand for our products to fall, which could adversely affect our profitability.
Because we are heavily regulated by the states in which we operate, we may be limited in the way we operate.
     We are subject to extensive supervision and regulation in the states in which we operate. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:
•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies.
     The regulations or the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.
The outcome of industry-wide investigations into finite risk reinsurance products and contingent commission arrangements could adversely affect our business and results of operations
     Various regulatory authorities, including the SEC and a number of state attorneys-general, have initiated investigations and lawsuits relating to finite risk reinsurance arrangements entered into by insurance companies with reinsurers and the payment of so-called “contingent commissions” by insurance companies. Finite-risk reinsurance is a form of reinsurance in which, among other things, there is limited risk transferred to the reinsurer. See below for a description of contingent commission arrangements.

     As previously reported in the Form 8-K we filed with the SEC on June 17, 2005, we received a subpoena on June 15, 2005 from the SEC requesting documents and other information regarding any non-traditional insurance arrangements, including finite risk reinsurance, we entered into with General Re Corporation and its affiliates. We supplied the requested documents to the SEC in response to the subpoena in August 2005.
     Various regulatory agencies, including the office of the New York Attorney General, have conducted investigations and initiated lawsuits concerning contingent commission arrangements and the extent to which these arrangements have been disclosed to purchasers of insurance. These arrangements involve payments by insurance companies to brokers and agents of additional incentive commissions if they place business with the insurance company exceeding certain levels of profitability and/or volume. Some of these regulators have indicated that the brokers and agents should have disclosed these arrangements to their customers. We have approximately 150 preferred agents to which we pay additional commissions based on the profitability and volume of business they place with us. Our preferred agent arrangements, and similar arrangements which have been entered into by many other insurance companies, have been in place for many years. We and many other property and casualty insurance companies domiciled in Pennsylvania received a request in November 2004 from the Pennsylvania Insurance Department to supply the Department with information concerning contingent commission arrangements. We supplied the requested information to the Department in December 2004.
     We cannot predict the effect, if any, of these investigations, or any proceedings which may result from these investigations, on our future operations, the insurance industry in general, or changes, if any, which may be made to any laws or regulations. The outcome of these matters could adversely affect our business and results of operations.
Because our investment portfolio is made up of primarily fixed income securities, our investment income could suffer as a result of fluctuations in interest rates.
     We currently maintain and intend to continue to maintain an investment portfolio made up of primarily fixed income securities. The fair value of these securities can fluctuate depending on changes in interest rates. Generally, the fair market value of these investments increases or decreases in an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in fixed income securities will generally increase or decrease with interest rates. Changes in interest rates may result in fluctuations in the income derived from, and the valuation of, our fixed income investments, which could have an adverse effect on our results of operations and financial condition.
Provisions of the Pennsylvania business corporation law, our articles of incorporation and the insurance laws of Pennsylvania, Florida and other states may discourage takeover attempts.
     The Pennsylvania Business Corporation Law contains “anti-takeover” provisions. We have opted out of most of these provisions. However, Subchapter F of Chapter 25 of the Business Corporation Law applies to us and may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in shareholders receiving a premium over market price for their shares. Subchapter F of the Business Corporation Law prohibits certain “business combinations” between an “interested shareholder” and a corporation, unless the corporation’s board of directors gives prior approval and certain other conditions are satisfied, or there is an available exemption. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An “interested shareholder,” in general, is a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.
     In addition, our Articles of Incorporation allow the Board of Directors to issue one or more classes or series of preferred stock with voting rights, preferences and other privileges as the Board may determine. The issuance of preferred shares could adversely affect the holders of our common stock and could prevent, delay or defer a change of control.
     We are also subject to the laws of various states, like Pennsylvania and Florida, governing insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, 5% to 10% or more of the outstanding voting securities of Philadelphia Consolidated or our insurance subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management and whether competition in that state would be reduced. These laws may delay or prevent a takeover of Philadelphia Consolidated or our insurance company subsidiaries.

We have a large shareholder whose interests may diverge from those of our other shareholders.
     Mr. James J. Maguire, the Chairman of our Board of Directors, and his wife beneficially own approximately 21% of our issued and outstanding common stock. Other members of Mr. Maguire’s immediate family beneficially own approximately an additional 2% of our issued and outstanding common stock (the immediate family beneficial ownership for this purpose excludes beneficial ownership which is attributable to both Mr. James J. Maguire and his wife and immediate family members). Such beneficial ownership is calculated pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Consequently, Mr. Maguire will be in a position to strongly influence the outcome of substantially all corporate actions requiring shareholder approval, including mergers involving us, sales of all or substantially all of our assets, and the adoption of certain amendments to our Articles of Incorporation. In so acting, Mr. Maguire may have interests different than, or adverse to, those of the rest of our shareholders.
Item 1B. UNRESOLVED STAFF COMMENTS
None
Item 2. PROPERTIES
The Company leases certain office space at One Bala Plaza, Bala Cynwyd, PA which serves as its headquarters location, and also leases 38 offices for its field marketing organization.
Item 3. LEGAL PROCEEDINGS
Philadelphia Insurance received a subpoena on June 15, 2005 from the SEC requesting documents and other information regarding any non-traditional insurance arrangements, including finite risk reinsurance, we entered into with General Re Corporation and its affiliates.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
OF EQUITY SECURITIES
(a) The Company’s common stock, no par value, trades on The Nasdaq Stock Market under the symbol “PHLY”. As of February 22, 2006, there were 671 holders of record and 12,741 beneficial shareholders of the Company’s common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

	2005 (1)		2004 (1)
Quarter	High	Low	High	Low
First	26.700	21.767	20.453	15.233
Second	29.277	24.453	20.250	17.537
Third	28.967	25.307	20.097	17.467
Fourth	34.133	27.250	22.953	16.323

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

The Company did not declare cash dividends on its common stock in 2005 or 2004, and currently intends to retain its earnings to enhance future growth. Any future payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions and legal and regulatory restrictions.

As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company’s insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Item 7.-Liquidity and Capital Resources and Note 2 to the Consolidated Financial Statements).

(b)	During the three years ended December 31, 2005, the Company did not sell any of its securities which were not registered under the Securities Act of 1933.

(c)	The Company’s purchases of its common stock during the fourth quarter of 2005 are shown in the following table:

				(c) Total Number of
				Shares Purchased as	(d) Approximate Dollar
	(a) Total Number			Part of Publicly	Value of Shares That May
	of Shares		(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)		Paid per Share (1)	Programs	the Plans or Programs
October 1 — October 31	20,175	(2)	$19.243	—	$45,000,000 (3)
November 1 — November 30	351	(2)	$19.223	—	$45,000,000 (3)
December 1 — December 31	7,293	(2)	$21.120	—	$45,000,000 (3)

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon an employee’s termination.

(3)	The Company’s total stock purchase authorization which was publicly announced in August 1998, amounts to $75.3 million, of which $30.3 million has been utilized.

Item 6. SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	(In Thousands, Except Share and Per Share Data)
	2005	2004	2003	2002	2001
Operations and Comprehensive Income Statement Data:
Gross Written Premiums	$1,264,915	$1,171,317	$905,993	$663,739	$473,565
Gross Earned Premiums	1,165,296	1,062,057	789,498	555,485	421,063
Net Written Premiums	1,110,771	914,532	602,300	519,707	337,281
Net Earned Premiums	976,647	770,248	574,518	417,722	299,557
Net Investment Income	63,709	43,490	38,806	37,516	32,426
Net Realized Investment Gain (Loss)	9,609	761	794	(3,371)	3,357
Other Income	1,464	4,357	5,519	911	587

Total Revenue	1,051,429	818,856	619,637	452,778	335,927

Net Loss and Loss Adjustment Expenses	504,006	476,115	359,177	267,433	179,655
Acquisition Costs and Other Underwriting Expenses	263,759	214,369	162,912	129,918	97,020
Other Operating Expenses	17,124	9,439	7,822	6,372	6,841
Goodwill Impairment Loss (1)	25,724	—	—	—	—

Total Losses and Expenses	810,613	699,923	529,911	403,723	283,516

Minority Interest:
Distributions on Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust (2)	—	—	—	—	2,749

Income Before Income Taxes	240,816	118,933	89,726	49,055	49,662
Total Income Tax Expense	84,128	35,250	27,539	15,302	16,851

Net Income	$156,688	$83,683	$62,187	$33,753	$32,811

Weighted-Average Common Shares Outstanding (3)	68,551,572	66,464,460	65,726,364	64,833,159	49,585,803
Weighted-Average Share Equivalents Outstanding (3)	4,533,807	3,456,099	2,254,800	2,047,146	1,968,225

Weighted-Average Shares and Share Equivalents Outstanding (3)	73,085,379	69,920,559	67,981,164	66,880,305	51,554,028

Basic Earnings Per Share (3)	$2.29	$1.26	$0.95	$0.52	$0.66

Diluted Earnings Per Share (3)	$2.14	$1.20	$0.91	$0.50	$0.64

Cash Dividends Per Share	$—	$—	$—	$—	$—

Year End Financial Position:
Total Investments and Cash and Cash Equivalents	$2,009,370	$1,623,647	$1,245,994	$950,861	$723,318
Total Assets	2,927,826	2,485,656	1,870,941	1,358,334	1,019,974
Unpaid Loss and Loss Adjustment Expenses	1,245,763	996,667	627,086	445,548	302,733
Total Shareholders’ Equity	816,496	644,157	545,646	477,823	430,944
Common Shares Outstanding (3)	69,266,016	66,821,751	66,022,656	65,606,631	64,529,169

Insurance Operating Ratios (Statutory Basis):
Net Loss and Loss Adjustment Expenses to Net Earned Premiums	51.8%	61.5%	63.1%	63.5%	60.7%
Underwriting Expenses to Net Written Premiums	26.3%	27.2%	27.2%	28.0%	31.2%

Combined Ratio	78.1%	88.7%	90.3%	91.5%	91.9%

	A+	A+	A+	A+	A+
A.M. Best Rating (4)	(Superior)	(Superior)	(Superior)	(Superior)	(Superior)

(1)	During the fourth quarter of 2005, the Company recorded a $25.7 million impairment charge related to the write-down of goodwill arising from the acquisition of the Company’s personal lines segment. This loss, which was the same on a pre-tax and after-tax basis, was a result of the Company’s annual evaluation of the carrying value of goodwill. The write-down was determined by comparing the fair value of the Company’s personal lines segment and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down resulted from changes in business assumptions primarily due to the following: the unprecedented hurricane activity and associated catastrophe losses experienced in 2004 and 2005; the uncertainty of 2006 catastrophe reinsurance renewal rates; the decision to change the personal lines segment business model to discontinue writing the mobile homeowners business and target new construction homeowners business; and the disruption in the Florida marketplace.

(2)	Amount represents cash distributions related to Trust Originated Preferred Securities that were issued on May 5, 1998.

(3)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(4)	As of September 30, 2004, the Company’s four insurance subsidiaries were rated A+ (Superior) by A.M. Best Company. Effective October 1, 2004, the Company’s four insurance subsidiaries entered into a new intercompany reinsurance pooling arrangement. Two of the Company’s insurance subsidiaries, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company, entered into an intercompany reinsurance pooling arrangement which includes substantially all the Company’s commercial and specialty lines business. The Company’s two other insurance subsidiaries, Mobile USA Insurance Company and Liberty American Insurance Company, also entered into an intercompany reinsurance pooling arrangement which substantially includes all the Company’s personal lines segment business. As a result of this arrangement, A.M. Best Company assigned an A- (Excellent) rating to these two companies. The rating of Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company remained at A+.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Overview
     The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select markets or niches by offering differentiated products through multiple distribution channels. The Company’s operations are classified into three reportable business segments which are organized around its three underwriting divisions: The Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile and specialty property and inland marine insurance products; The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional and management liability insurance products; and The Personal Lines Group, which has responsibility for personal property and casualty insurance products for the homeowners and manufactured housing markets. The Company operates solely within the United States through its 13 regional and 25 field offices.
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
     During 2005, revenue growth from the sale of commercial and personal property and casualty policies was impacted by the following items:
•	Increased premium rate competition for specialty lines segment products and for the specialty property product;

•	Several products within the commercial and specialty lines segments were identified that did not meet predetermined standards for profitability and were culled resulting in approximately a $20.8 million reduction in gross written premiums;

•	The product mix shift in personal lines was substantially completed resulting in a $44.9 million reduction in mobile homeowners gross written premium and a $25.7 million increase in the newer construction homeowners gross written premiums;

•	The decisions by an automobile leasing customer and an automobile excess liability customer to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by approximately $78.0 million.

•	Introduction of a number of new products, many of which were within the existing sports and fitness market niche in the commercial lines segment.
     Notwithstanding the adverse impact of certain of the above items, gross written premium growth remained strong across the Company’s commercial and specialty lines business segment. The Company believes its mixed marketing platform for its product distribution and the creation of value added features not typically found in property and casualty products contribute to generating premium growth above industry averages. Written premium information for the Company’s business segments for the years ended December 31, 2005 and 2004 is as follows:

	Commercial	Specialty	Personal
($’s in millions)	Lines	Lines	Lines	Total
2005 Gross Written Premium	$960.3	$205.3	$99.3	$1,264.9
2004 Gross Written Premium	$874.0	$184.4	$112.9	$1,171.3
Percentage Increase (Decrease)	9.9%	11.3%	(12.0)%	8.0%
     The Company also generates revenue from its investment portfolio, which approximated $1.9 billion at December 31, 2005, and generated $68.1 million in gross pre-tax investment income during 2005. The Company utilizes external independent professional investment managers with the objective of realizing relatively high levels of investment income while generating competitive after-tax total rates of return within duration and credit quality targets.
     Hurricanes Dennis, Katrina, Rita and Wilma caused catastrophic losses during 2005, and the Company also suffered catastrophe losses from a number of hurricanes during 2004. These catastrophe losses, as noted in the table below, impacted both the Company’s personal and commercial lines segments. Loss estimates may still change in the future due in part to the number of claims which have not yet been completely remediated or for which the property covered by the claim has not been repaired.
     Under the Company’s catastrophe reinsurance programs in place for these hurricanes, the Company had a $3.5 million pre-tax per occurrence loss retention for its personal lines catastrophe losses and a $5.0 million pre-tax per occurrence loss retention for its commercial lines catastrophe losses. Under the loss occurrence provisions of the Company’s commercial lines catastrophe reinsurance program, Hurricane Katrina was treated as two separate loss occurrences. As a result, the Company estimates it has retained a $5.7 million loss. The Company’s net loss retention by hurricane is summarized in the table below:

Date of Event:	7/10/05	8/25/05 &	9/24/05	10/24/05
		8/29/05
Hurricane:	Dennis	Katrina	Rita	Wilma	Total
			(In millions)
Net Loss and Loss Adjustment Expense Estimates:
Personal Lines Segment	$3.5	$2.0	$—	$3.5	$9.0
Commercial Lines Segment	—	5.7	5.0	5.0	15.7

Total	$3.5	$7.7	$5.0	$8.5	$24.7

     The 2005 calendar year also included $29.9 million of favorable development on prior accident years net loss and loss adjustment expense. The favorable net loss and loss adjustment expense development occurred primarily in the commercial and specialty lines segment in accident years 2004 and 2002. This favorable development is primarily attributed to better than expected claim frequency for commercial package business and better than expected case incurred development for professional liability business for accident year 2004. For accident year 2002, the favorable development resulted from decreased loss estimates across most commercial and specialty lines of business due to better than expected case incurred loss development. The following table illustrates the 2005 calendar year and accident year loss ratios by segment.

	Commercial	Specialty	Personal	Weighted
	Lines	Lines	Lines	Average
2005 calendar year net loss and loss adjustment expense ratio	48.3%	61.9%	74.3%	51.6%
2005 accident year net loss and loss adjustment expense ratio	50.4%	70.2%	75.2%	54.7%
     The Company recorded a $25.7 million impairment charge related to the write down of the entire amount of goodwill arising from the acquisition of its personal lines segment based upon its annual impairment test. The write down was a result of changes to the personal lines segment business plan due to various factors, including, among others: the forecasted weather pattern of increased hurricane activity and the disruption in the Florida marketplace due to the 2004 and 2005 hurricane activity.
     The Company believes its core strategy of adhering to an underwriting philosophy of sound risk selection and pricing discipline enables the Company to produce loss ratios well below industry averages. The Company monitors certain measures of growth and profitability of each business unit including but not limited to: number of policies written, renewal retention ratios, new business production, pricing, risk selection and loss ratios. Other key financial metrics that are regularly monitored in evaluating financial condition and operating performance include, but are not limited to: level of expenses, investment performance, return on equity, cash flow and capital leverage.
     The following is a comparison of selected Statement of Operations and Comprehensive Income data:
(In millions)

	For the years ended December 31,
	2005	2004	2003
Total Revenue	$1,051.4	$818.9	$619.6
Total Losses and Expenses	$810.6	$699.9	$529.9
Net Income	$156.7	$83.7	$62.2

Certain Critical Accounting Estimates and Judgments
•	Investments
- -	Fair values

The carrying amount for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s total investments include $3.4 million in securities for which there is no readily available independent market price.

- -	Other than temporary impairment, excluding interests in securitized assets

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery. The amount of any write down is included in earnings as a realized loss in the period the impairment arose (see Investments). Gross unrealized losses for investments excluding interests in securitized assets at December 31, 2005 were $16.8 million.

- -	Impairment recognition for investments in securitized assets

The Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Pursuant to this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose (see Investments). Gross unrealized losses for investments in securitized assets at December 31, 2005 were $9.7 million.

There are certain risks and uncertainties inherent in the Company’s impairment methodology including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any underlying collateral values and changes in accounting, tax and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer.
•	Liability for Unpaid Loss and Loss Adjustment Expenses:
The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the liability for property and casualty unpaid loss and loss adjustment expenses is a complex and imprecise process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have been reported to the Company and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based on management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns, and consideration of other factors such as legal, social, and economic developments. These estimates are reviewed regularly and any adjustments resulting therefrom are made in the accounting period in which the adjustment arose.

The table below classifies as of December 31, 2005 the components of the reserve for gross losses and loss expenses (“loss” or “losses”) with respect to major lines of business:
(In Thousands)

	As of December 31, 2005
	Case	IBNR	Total
Gross loss reserves by line of business:

Commercial Lines Segment:
Commercial Package — General Liability	$138,660	$266,023	$404,683
Commercial Package — Auto	59,020	98,533	157,553
Commercial Package — Property	92,026	47,235	139,261
Automobile Rental — Supplemental Liability	18,391	19,161	37,552
Automobile Rental — Other	11,650	39,876	51,526
Program Umbrella	41,275	15,337	56,612
Other	4,442	7,580	12,022

	365,464	493,745	859,209

Specialty Lines Segment:
Professional Liability Errors & Omissions	51,222	106,411	157,633
Professional Liability Directors & Officers	38,625	68,855	107,480
Professional Liability Excess	20,792	20,860	41,652

	110,639	196,126	306,765

Personal Lines Segment:
Personal Lines	51,936	27,853	79,789

	51,936	27,853	79,789

TOTAL	$528,039	$717,724	$1,245,763

     The most significant actuarial assumptions used in determining the Company’s loss reserves are:
•	Ultimate losses are determinable by extrapolation of claim emergence and settlement patterns observed in the past (via loss development factor selection) that can reasonably be expected to persist into the future.

This assumption implies that historical claim reporting, handling, and settlement patterns are predictive of future activity and can thus be utilized to forecast ultimate liabilities on unpaid claims. Since the many factors that influence claim activity can change over time and are often difficult to isolate or quantify, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. Key objectives in developing estimates of ultimate losses are to identify aberrations and systemic changes occurring within historical experience and to adjust for them so that the future can be projected on a more reliable basis. Various diagnostic tools are employed, (e.g., ratios of claims paid-to-claims reported and analyses of average claim costs by age of development), and close communication is maintained among the Company’s actuarial, claims and underwriting departments to continually monitor and assess the validity of this assumption.

In general, this assumption is considered fully valid across the Company’s lines of business for older, more mature accident years. Most claims in these years have been reported, fully adjusted and settled, and any remaining unpaid claims are not anticipated to result in incurred loss activity at levels significant enough to cause material deviation in ultimate losses as projected by generally accepted actuarial methods that rely upon this assumption.

Loss reserve indications from generally accepted actuarial methods that rely upon this assumption are utilized where this assumption is considered fully valid. Where this assumption is considered to have less than full validity, those indications receive partial or no weight.

•	Ultimate loss ratios (ultimate losses divided by earned premiums) in the current and most recent accident years can be projected from ultimate loss ratios of prior years after adjusting for factors such as trends and pricing changes, to the extent that those factors can be quantified.

This assumption implies consistency in the loss ratio, after adjusting for inflationary factors and other trends that may be affecting losses and/or premiums. Generally accepted actuarial methods employing this expected loss ratio assumption are used to supplement loss reserve indications from standard loss development methods where the validity of the first assumption discussed is incomplete. While this assumption is also subject to validity constraints, it is generally considered to have higher reliability than the first assumption discussed for the current and more recently completed accident years, as changes in rates and pricing can be monitored and loss trends can be derived or inferred from both internal and external sources.
The Company’s methodology is to employ several generally accepted actuarial methods to determine loss reserves, each of which has its own strengths and weaknesses. These methods generally fall into one of the categories described below, or they are hybrids of one or more of them (e.g., Bornhuetter-Ferguson method which blends development and expected methods). The predictive accuracy of any of these methods may vary by line of business, age of development, and credibility of underlying historical experience data. Loss development methods tend to be more accurate where claims data are relatively stable and for older accident years within most lines of business. Expected loss methods and hybrid methods can be more appropriate for more recent accident years. Adjusted historical loss development methods are employed where volatile claims data can be largely attributed to discernable events, such as changes in claim handling procedures. Accordingly, more or less weight is placed on a particular method based on the facts and circumstances at the time the actuarially determined loss reserve estimates are made.
•	Historical paid loss development methods:

These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as claim settlement patterns, inflation, or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods that use incurred losses in situations where there are significant changes in how case reserves are established by claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses, because cumulative loss payments can take much longer to converge on the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•	Historical incurred loss development methods:

These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, these methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established or material changes in the underlying loss exposures and/or circumstances which may lead to a claim being reported, using incurred loss data to project ultimate losses can be less reliable than other methods.

•	Expected loss ratio methods:

These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, such as rate changes and trends affecting the frequency and/or severity of claims, and are multiplied by the total amount of premiums earned during a given accident period to calculate ultimate losses incurred during that same period. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tailed lines of business, when little or no paid or incurred loss information is available, and in new or growing lines of business where historical information may lack predictive accuracy or otherwise not be representative of current loss exposures. Where expected loss ratio methods are employed, one or more of several traditional and accepted actuarial estimation methods are used to select expected loss ratios, including: loss ratios from mature years adjusted for trends in pricing and claim costs; permissible loss ratios underlying current rate levels; and projections of industry loss ratios in similar lines.

•	Adjusted historical paid and incurred loss development methods:

These methods take traditional historical paid and incurred loss development methods and adjust them for the estimated impact of recent changes, such as inflation, changes in coverage and/or demographics of the line of business, the speed of claim payments, or the adequacy of case reserves. During periods of significant change, adjusted historical paid and incurred loss development methods are often more reliable methods of predicting ultimate losses provided the actuaries can reasonably quantify the impact of each change.

•	Frequency/Severity Methods:

These methods combine estimates of ultimate claim counts and estimates of per claim ultimate loss severities to yield estimates of ultimate losses. Ultimate claim counts (frequency) are typically estimated using expected ratios of claims to a selected base (e.g., exposures or policy counts), with the expected ratios being based on historically observed experience. Adjustments for trends affecting claim occurrence or affecting the value of the base are also typically made. Ultimate loss severity estimates are typically based on historically observed per claim average losses and are adjusted for trends affecting the size of claims, most notably inflation. The Company uses this method only in the case of its residual value product.
Each of the generally accepted actuarial methods employed generates discrete point estimates of ultimate loss by line of business, by accident year. While the estimates are often similar across methods, a diverse array of estimates may be generated, particularly for current and recently completed accident years of longer-tailed lines and lines of business experiencing growth. Often the outlying point estimates among these diverse results can be dismissed as unreasonable because either the key assumptions of the method generating those outliers are violated or the underlying data feeding that method are too “thin” for meaningful results. The remaining indications generally form a reasonable range of point estimates from which informed judgment is utilized to select the actuarially determined estimate.
For most lines of business, given the high level of case reserve adequacy observed in recent calendar periods and the consistent claim reserving practices employed by the Company’s claim staff, loss reserves for older accident years are generally set in accordance with ultimate projections from incurred loss development methods. Projections from paid loss development methods may be selected for these older accident years where very few claims remain open and case reserves held for those claims are low relative to observed historical average severities of similar claims. For two Specialty Lines professional liability products (Corporate Directors and Officers and Lawyers Errors and Omissions), changes in claims handling occurred within the past several years that may invalidate the assumptions underlying the standard incurred loss development method. For these products, indications from adjusted historical incurred loss development methods were utilized in place of the standard method in forming the actuarially determined estimate, as the adjustments made attempt to re-state historical experience as it might have appeared had current claim handling practices been in place throughout.
Data for the current accident year are often too limited to provide fully reliable indications using standard loss development methods due to the delays in reporting claims and the limited time that has elapsed for adjusting the known claims. For longer-tail coverages and lines experiencing exposure growth, data may be somewhat limited in the more recently completed accident years, as well, for similar reasons. In such situations, ultimate loss is assessed by weighting results from standard paid and incurred loss development methods, with results from expected loss ratio and hybrid methods. The judgmental weights assigned are based upon the partial validity that can be attributed to the traditional methods, given the stability of underlying claim activity and exposures, with the complement of that partial validity given to the indications from expected loss ratio methods. The actuarially determined estimates by line of business are often based upon a weighted average of these results.
The Company has a loss reserve review committee consisting of the most senior members of actuarial, corporate, claims, underwriting and financial management. This committee meets monthly to review and discuss the various monthly and quarterly actuarial analyses which are performed, as well as to discuss any other factors or trends that may influence the Company’s claims activity. Generally, loss reserves are recorded in accordance with the actuarially determined estimates by line. However, based upon review performed by the loss reserve committee, the committee may make a “management adjustment” to an actuarially determined estimate for a line of business if, in the committee’s collective judgment, factors affecting ultimate losses in a line have not been fully captured or considered by actuarial methods. This may be the case with newer product lines, lines that are growing, and/or lines which may be exposed to claims with latent emergence patterns that extend beyond the credible historical period that the Company has experienced to date. Any such “management adjustment” is documented and reported to the Company’s audit committee. The Company’s loss reserve committee did not establish a management adjustment as of December 31, 2005. Accordingly, the loss reserves recorded in the financial statements as of December 31, 2005 are equal to the actuarially determined estimate for each line of business.
Due to numerous factors including, but not limited to, trends affecting loss development factors and pricing adequacy, the Company’s key actuarial assumptions may change. Approximately 87% of the Company’s loss reserves are for accident years 2003 through 2005. These accident years are also the period where changes, if any, to the factors underlying the actuarial assumptions would be most likely to occur. The quantification referred to in the next paragraph of the impact that changes to the actuarial assumptions could have are stated without any adjustment for reinsurance and before the effects of taxes.
•	Changes may occur in the actuarial assumption that ultimate losses are determinable by extrapolation of claim emergence and settlement patterns observed in the past (via loss development factor selection) that can reasonably be expected to persist into the future. Changes may also occur in the actuarial assumption that ultimate loss ratios in the current and most recent accident years can be projected from ultimate loss ratios of prior years. A 5% increase or decrease to the actuarially selected loss development factors and expected loss ratios, in the aggregate, as applicable to all lines of business in accident years 2003 to 2005, would increase or decrease the actuarially determined loss reserve estimate by approximately $69.0 million. The results of aggregate changes in the loss development factors and expected loss ratios are approximately linear over reasonable ranges. A 1% increase or decrease in the loss development factors and expected loss ratios, in the aggregate, would have impacts equal to approximately 20% of the impacts stated above.
•	Reinsurance Receivables:
Reinsurance receivables from reinsurers under reinsurance contracts are subject to estimation. Reinsurance receivables may prove uncollectible if reinsurers are unable or unwilling to perform under the Company’s reinsurance contracts due to, but not limited to, such factors as the reinsurers’ financial condition or coverage disputes. Reinsurance receivables are reported net of an allowance for estimated uncollectible reinsurance receivables. The allowance is based upon the Company’s regular review of amounts outstanding, length of collection period, changes in reinsurer credit standing and other relevant factors. Reinsurance receivables at December 31, 2005 amounted to $336.7 million, and the allowance for estimated uncollectible reinsurance receivables amounted to $1.0 million.
•	Goodwill
The carrying amount of goodwill is subject, at a minimum, to an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). This annual test is performed at December 31 of each year or more frequently if events or circumstance change that require the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires the evaluation of the fair value of each reporting unit to its carrying value, including the goodwill, and recording of an impairment charge if the carrying amount of the reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value is based on management’s best estimate, which includes valuation techniques such as discounted cash flows, market multiples and comparable transactions. Based upon the Company’s annual impairment test as of December 31, 2005, the Company recorded a $25.7 million impairment charge related to the write-down of the entire amount of goodwill arising from the acquisition of the Company’s personal lines segment.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements (as that term is defined in Item 303(a) (4) of Regulation S-K) that have or are reasonably likely to have a current or, as of December 31, 2005, future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors as of December 31, 2005.

RESULTS OF OPERATIONS
(2005 versus 2004)
Premiums: Premium information for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Gross Written Premiums	$960.3	$205.3	$99.3	$1,264.9
2004 Gross Written Premiums	$874.0	$184.4	$112.9	$1,171.3
Percentage Increase (Decrease)	9.9%	11.3%	(12.0)%	8.0%
2005 Gross Earned Premiums	$873.8	$194.3	$97.2	$1,165.3
2004 Gross Earned Premiums	$788.6	$170.2	$103.3	$1,062.1
Percentage Increase (Decrease)	10.8%	14.2%	(5.9)%	9.7%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	The introduction of a number of new Sports and Fitness niche products.

•	In-force policy counts as of December 31, 2005 versus December 31, 2004 have increased 10.0% and 18.8% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 1.3%, and 17.9% for the specialty and personal lines segments, respectively. Realized rates on renewal business decreased 0.2% for the commercial lines segment.
This growth was offset in part by:
•	Liberty American Insurance Group, Inc.’s planned shift in product mix of reducing mobile homeowners product policies and increasing homeowners product policies. As a result, mobile homeowners gross written premium decreased $44.9 million and homeowners gross written premium increased $25.7 million.
•	In-force policy counts for the personal lines segment decreased 3.8%, resulting from a decrease in the in-force counts for the mobile homeowners product of 70.9% and an increase in in-force policy counts for the homeowners product of 54.7%, as a result of the planned shift in product mix noted above.
•	The decisions by an automobile leasing customer and an automobile excess liability customer to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by approximately $78.0 million.
•	Re-underwriting the lawyers’ errors and omissions, professional liability excess and program umbrella books of business, resulting in gross written premiums for the specialty lines segment being reduced by $10.9 million, $4.3 million and $5.6 million, respectively.
•	Increased pricing competition for specialty lines segment products and for the specialty property product (commercial lines segment).

The respective net written premiums, and net earned premiums for commercial lines, specialty lines and personal lines segments for the year ended December 31, 2005 vs. December 31, 2004 were as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2005 Net Written Premiums	$904.7	$159.1	$47.0	$1,110.8
2004 Net Written Premiums	$720.6	$154.1	$39.8	$914.5
Percentage Increase	25.5%	3.2%	18.1%	21.5%
2005 Net Earned Premiums	$778.4	$151.7	$46.5	$976.6
2004 Net Earned Premiums	$614.1	$134.1	$22.0	$770.2
Percentage Increase	26.8%	13.1%	111.4%	26.8%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	A reduction in the Company’s net liability cession percentage under its quota share reinsurance agreements, as follows:
•	The Company ceded 22% of its net written and earned premiums and loss and loss adjustment expenses for policies effective April 1, 2003 through December 31, 2003 and 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies becoming effective during 2004. During the years ended December 31, 2005 and 2004, the Company ceded $(0.5) million ($0.2 million for the commercial lines segment and $(0.7) million for the specialty lines segment) and $94.5 million ($77.8 million for the commercial lines segment, $16.9 million for the specialty lines segment, and $(0.2) million for the personal lines segment) of net written premiums, respectively, and $43.7 million ($36.5 million for the commercial lines segment, $7.1 million for the specialty lines segment and $0.1 million for the personal lines segment) and $132.5 million ($103.6 million for the commercial lines segment, $23.4 million for the specialty lines segment, and $5.5 million for the personal lines segment) of net earned premiums, respectively.

•	On December 31, 2004, the Company terminated a quota share reinsurance agreement under which it ceded 15% of its mobile homeowners and homeowners business (personal lines segment). Upon termination, the Company increased its unearned premium reserve and net written premium by $5.7 million.
•	As a result of the January 1, 2005 casualty excess of loss treaty renewal, the reinsurance costs by product charged by the reinsurers are at a different level than that charged under the prior treaty to reflect their view of expected treaty experience. Accordingly, the specialty lines segment product reinsurance costs were increased, and the commercial lines segment product reinsurance costs were decreased.
•	Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $4.0 million ($3.4 million for the commercial lines segment and $0.6 million for the specialty lines segment) and $15.6 million ($13.0 million for the commercial lines segment, $2.0 million for the specialty lines segment, and $0.5 million for the personal lines segment) for the years ended December 31, 2005 and 2004, respectively. The profit commissions reduced ceded written and earned premiums and increased net written and earned premiums.
•	Certain of the Company’s reinsurance contracts have reinstatement provisions under which the Company must pay additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the years ended December 31, 2005 and 2004, the Company accrued $3.7 million ($1.6 million for the commercial lines segment and $2.1 million for the specialty lines segment) and $1.1 million ($0.8 million for the commercial lines segment and $0.3 million for the specialty lines segment), respectively, of reinstatement reinsurance premium under its casualty excess of loss reinsurance treaty, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.
•	A reduction in accelerated, reinstatement and additional reinsurance premium costs related to the Company’s catastrophe reinsurance coverages:

•	During the year ended December 31, 2005, the Company experienced catastrophe losses attributable to Hurricanes Dennis, Katrina, Rita and Wilma. These multiple hurricane events resulted in the recognition of reinstatement and accelerated catastrophe reinsurance premium expense of $3.9 million ($0.6 million for the Commercial Lines Segment and $3.3 million for the Personal Lines Segment) during the year ended December 31, 2005 due to the utilization of certain of the catastrophe reinsurance coverages. This recognition of reinstatement and accelerated reinsurance premium expense increased ceded written and earned premiums and reduced net written and earned premiums.

•	During the year ended December 31, 2004, the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne. Due to these multiple hurricane events, the Company purchased additional catastrophe reinsurance coverages (which provided coverage from the inception date of the coverage through May 31, 2005) to supplement its original reinsurance programs. The estimated aggregate pre-tax cost of these additional catastrophe reinsurance coverages is $22.9 million. Additionally, these multiple hurricane events resulted in accelerating the recognition of $26.0 million (Commercial Lines Segment ($2.2 million), and Personal Lines Segment ($23.8 million)) catastrophe reinsurance premium expense during 2004 due to the utilization of certain of the catastrophe reinsurance coverages. Of this $26.0 million, $10.3 million was attributable to the additional reinsurance coverages referred to above. This acceleration of reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.
     Net Investment Income: Net investment income approximated $63.7 million in 2005 and $43.5 million in 2004. Total investments grew to $1,935.0 million at December 31, 2005 from $1,428.2 million at December 31, 2004. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities. The Company’s average duration of its fixed income portfolio was 4.0 years and 4.1 years at December 31, 2005 and December 31, 2004, respectively. The Company’s taxable equivalent book yield on its fixed income holdings approximated 4.8% at December 31, 2005, compared to 4.7% at December 31, 2004. The Company’s expectation is that the fixed income security taxable equivalent book yield for funds invested during 2006 will approximate 5.25% to 5.75%. This range is based on current interest rates and a continuation of the Company’s asset allocation between taxable and tax-exempt fixed income securities. Net investment income was reduced by $1.5 million and $4.9 million for the years ended December 31, 2005 and 2004, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 10 to the Company’s consolidated financial statements included with this Form 10-K).
     The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 2.34% and 4.05% for the years ended December 31, 2005 and 2004, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 2.01% and 3.76% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
     Net Realized Investment Gain: Net realized investment gains were $9.6 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively. The Company realized net investment gains of $3.5 million and $11.5 million from the sale of fixed maturity and equity securities, respectively, for the year ended December 31, 2005, and $0 million and $2.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $11.5 million net realized gains from the sale of equity securities included approximately $11.0 million of net realized gains as a result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. Net realized investment gains from the sale of fixed maturity and equity securities was also reduced by $3.2 million due to the recognized loss arising from the change in fair value of a cash flow hedge entered into by the Company for which the forecasted transaction did not occur (see Note 6 to the Company’s consolidated financial statements included with this Form 10-K).
     The Company realized net investment gains of $4.2 million and $6.4 million from the sale of fixed maturity and equity securities, respectively, for the year ended December 31, 2004, and $6.1 million and $3.7 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. $1.4 million of the $3.7 million non-cash realized investment losses is due to a December 2004 decision to change certain of the Company’s common stock investment managers. As a result of this decision, the Company wrote down certain common stock securities since there was no longer an intent to hold the securities to recovery.
     Other Income: Other income approximated $1.5 million and $4.4 million for the years ended December 31, 2005 and 2004, respectively. Other income consists primarily of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business. The decrease in other income is due primarily to reduced commissions earned on brokered personal lines business resulting from the termination of certain brokering agreements during 2004.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $27.9 million (5.9%) to $504.0 million for the year ended December 31, 2005 from $476.1 million for the same period of 2004, and the loss ratio decreased to 51.6% in 2005 from 61.8% in 2004.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.
•	A $41.5 million reduction in ceded loss and loss adjustment expenses pursuant to quota share agreement (See Premiums). Ceded loss and loss adjustment expenses pursuant to this quota share agreement for the year ended December 31, 2005 were $18.3 million vs. $59.8 million for the same period during 2004.
This increase to the loss and loss adjustment expenses incurred was offset in part by:
•	A $22.0 million reduction in hurricane catastrophe losses incurred. During the year ended December 31, 2005, the Company incurred $24.7 million of net loss and loss adjustment expenses related to Hurricanes Dennis, Katrina, Rita and Wilma. During the year ended December 31, 2004, the Company incurred $46.7 million of net loss and loss adjustment expenses related to Hurricanes Charley, Frances, Ivan and Jeanne.
•	Reserve actions taken during the year ended December 31, 2005 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were decreased by $29.9 million vs. reserve actions taken during the year ended December 31, 2004 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2003 and prior were increased by $35.1 million. Changes in the estimated net unpaid loss and loss adjustment expenses during the year ended December 31, 2005 by accident year were as follows:

Net Basis
increase (decrease)
(in millions)
Accident Year 2004	$(24.2)
Accident Year 2003	1.6
Accident Year 2002	(7.0)
Accident Years 2001 and prior	(0.3)

Total	$(29.9)

     The decrease in estimated net loss and loss adjustment expenses was principally due to a lower loss estimate for commercial package policies for the 2004 accident year as a result of better than expected claim frequency, and a lower loss estimate for professional liability policies for the 2004 accident year due to better than expected case incurred development.
     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $49.4 million (23.0%) to $263.8 million for the year ended December 31, 2005 from $214.4 million for the same period of 2004, and the expense ratio decreased to 27.0% in 2005 from 27.8% in 2004. The increase in acquisition costs and other underwriting expenses was due primarily to:
•	The growth in net earned premiums
•	A $5.9 million net charge during 2005 for assessments from Citizens Property Insurance Corporation (“Citizens”). Citizens was established by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market.

Citizens reported incurred losses from the hurricanes that struck Florida during 2004 and a deficit for the 2004 plan year. During 2005, the Board of Governors of Citizens authorized the levying of a regular assessment, and the Florida Office of Insurance Regulation also approved the assessment. Based on the Company’s market share, the Company was assessed and paid $11.9 million in Citizens assessments during 2005. This assessment may be recouped through future insurance policy surcharges to Florida insureds. These surcharges will be recorded in the consolidated financial statements as the related premiums are written.

The Company also recognized and paid an additional $0.6 million related to this Citizens assessment pursuant to a quota share reinsurance agreement whereby the Company assumed a 50% participation from an unaffiliated Florida insurer.

Of the $12.5 million in total payments related to the Citizens assessment during 2005, $8.6 million is recoverable from certain of the Company’s catastrophe reinsurers under its 2004 catastrophe reinsurance program and from one of the Company’s quota share reinsurers, resulting in a $3.9 million net assessment expense being recognized during 2005 for Citizens assessments paid during 2005. Any recoupment of the Citizens assessment through future policy surcharges will be allocated between the Company and its reinsurers.

During the fourth quarter of 2005, Citizens announced that it was projecting the maximum ten percent regular assessment allowed under Florida law plus an additional emergency assessment of approximately one percent to be assessed during 2006 due to the hurricanes that struck Florida in 2005. As of December 31, 2005, the Company has accrued $12.4 million for the Company’s estimated share of the projected regular assessment. Of this amount, $10.4 million is recoverable from certain of the Company’s catastrophe reinsurers under its 2005 catastrophe reinsurance program and from one of the Company’s quota share reinsurers, resulting in a $2.0 million net assessment expense being recognized during 2005 for Citizens assessments accrued as of December 31, 2005. Companies are required to collect any emergency assessments from residential property policyholders and remit them to Citizens as they are collected, therefore, the Company has not recorded a liability related to the projected emergency assessment.

The following table summarizes the impact to the Company of Citizens assessments recognized during 2005:
(In Millions)

	Gross of	Reinsurance	Net Expense
	Reinsurance	Receivables	Recognized
Assessments paid during 2005	$12.5	$(8.6)	$3.9
Assessments accrued as of December 31, 2005	12.4	(10.4)	2.0

Total	$24.9	$(19.0)	$5.9

These increases in acquisition costs and other underwriting expenses were partially offset by:
•	A $42.5 million decrease in acquisition costs and other underwriting expenses due to an automobile excess liability customer’s decision to self insure business previously written by the Company (see Premiums). During the year ended December 31, 2005, the Company incurred $9.0 million in acquisition and underwriting expenses vs. $51.5 million during the same period in 2004 for the automobile excess liability product. Net earned premiums for this product were $13.8 million for the year ended December 31, 2005 vs. $71.3 million for the same period of 2004.
•	A $40.2 million decrease in ceding commission earned pursuant to quota share agreements (see Premiums). During the year ended December 31, 2005, the Company earned $21.3 million in ceding commissions vs. $61.5 million during the same period of 2004. Ceded earned premiums pursuant to these quota share agreements were $43.7 million for the year ended December 31, 2005 vs. $132.5 million for the same period of 2004.
     Other Operating Expenses: Other operating expenses increased $7.7 million to $17.1 million for the year ended December 31, 2005 from $9.4 million for the same period of 2004. $2.0 million of the increase results from a bonus accrual under the terms of an employment agreement with the Company’s founder and Chairman. The remaining increase in the level of expenses is primarily due to the overall growth of the business, offset in part by reduced commissions paid on brokered personal lines business (see Other Income).
     Goodwill Impairment Loss: During the fourth quarter of 2005, the Company recorded a $25.7 million impairment charge related to the write-down of goodwill arising from the acquisition of the Company’s personal lines segment. This loss, which was the same on a pre-tax and after-tax basis, was a result of the Company’s annual evaluation of the carrying value of goodwill. The write-down was determined by comparing the fair value of the Company’s personal lines segment and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down resulted from changes in business assumptions primarily due to the following: the unprecedented hurricane activity and associated catastrophe losses experienced in 2004 and 2005; the uncertainty of 2006 catastrophe reinsurance renewal rates; the forecasted weather pattern of increased hurricane activity; the decision to change the personal lines segment business model to discontinue writing the mobile homeowners business and target new construction homeowners business; and the disruption in the Florida marketplace.

     Income Tax Expense: The Company’s effective tax rate for the years ended December 31, 2005 and 2004 was 34.9% and 29.6%, respectively. The effective rate for 2005 differed from the 35% statutory rate principally due to investments in tax-exempt securities, offset by the non-deductible goodwill impairment loss. The effective tax rate for 2004 differed from the 35% statutory rate principally due to investments in tax-exempt securities.
RESULTS OF OPERATIONS
(2004 versus 2003)
     Premiums: Premium information relating to the Company’s business segments is as follows (dollars in millions):

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
Investments
The Company’s investment objectives are the realization of relatively high levels of after-tax net investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet the Company’s cash requirements, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of December 31, 2005 approximately 90.1% and 8.1% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 84.9% and 7.3%, respectively, at December 31, 2004.
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $138.3 million, $282.3 million and $227.0 million, respectively, as of December 31, 2005 and $96.0 million, $229.6 million and $62.6 million, respectively, as of December 31, 2004.
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery. The amount of any writedown is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.2 million and $2.5 million for the years ended December 31, 2005 and 2004, respectively. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions, except as noted in the following paragraph.
During 2004 the Company’s Investment Committee (The “Committee”) engaged an investment consulting firm under a full service retainer relationship. The Committee initially directed the investment firm to review the Company’s common stock portfolio and managers with respect to style, diversification and performance. Based upon the results of this review and recommendations of the investment firm, the Committee conducted an investment manager search for a large cap growth and large cap value manager. Upon conclusion of the interview process the Committee decided, in December 2004, to change three of its current common stock managers and engaged a new large cap growth and large cap value manager. As a result of this decision, $1.4 million in non-cash investment losses was realized in the fourth quarter of 2004 due to writing down certain common stock securities, for which there was no longer an intent to hold such securities to recovery of cost.
The Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”). Pursuant to this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million and $7.3 million for the years ended December 31, 2005 and 2004, respectively. These non-cash realized investment losses recognized in 2004 were from investments primarily in collateralized bond obligations which were impacted by recent years’ non investment grade default rates that were higher than historic averages and from investments in other asset backed securities which experienced extension of cash flows on the underlying collateral.
The Company’s fixed maturity portfolio amounted to $1,761.5 million and $1,299.7 million, as of December 31, 2005 and December 31, 2004, respectively, of which 99.9% and 99.3% of the portfolio as of December 31, 2005 and December 31, 2004, respectively, was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $23.5 million and $4.9 million as of December 31, 2005 and December 31, 2004, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $9.7 million and $1.3 million as of December 31, 2005 and December 31, 2004, respectively. The remaining unrealized losses are attributable largely to market price changes due to interest rate increases, since the investments were purchased, and are not considered to be other than temporary impairments, given the ability and intent to hold the securities to recovery. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF.
The following table identifies the period of time securities with an unrealized loss at December 31, 2005 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 1.5% and 19.4%, respectively, of the total estimated fair value, or 2.2% and 20.9%, respectively, of the total gross unrealized loss included in the table below. As mentioned above, there are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Gross Unrealized Losses as of December 31, 2005
	(in millions)
	Fixed Maturities
	Available for Sale
	Excluding Interests
Continuous time in	in Securitized	Interests in	Fixed Maturities
Unrealized loss position	Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$0.1	$0.3	$0.4	$1.6	$2.0
>3 – 6 months	3.2	4.4	7.6	0.7	8.3
>6 – 9 months	0.6	0.4	1.0	0.7	1.7
>9 – 12 months	3.4	1.6	5.0	—	5.0
>12 – 18 months	3.2	1.7	4.9	—	4.9
>18 – 24 months	3.2	0.6	3.8	—	3.8
> 24 months	0.1	0.7	0.8	—	0.8

Total Gross Unrealized Losses	$13.8	$9.7	$23.5	$3.0	$26.5

Estimated fair value of securities with a gross unrealized loss	$766.9	$555.7	$1,322.6	$38.7	$1,361.3

Based upon the Company’s impairment evaluation as of December 31, 2005, it was concluded that the remaining unrealized losses in the table above are not other than temporary.
During 2005 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.9 million and $5.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $63.6 million and $56.5 million, respectively. During 2004 the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $1.9 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $30.7 million and $7.5 million, respectively.
$1.2 million of the $5.5 million gross loss on the sale of equity securities for the year ended December 31, 2005 was the result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. This $1.2 million realized gross loss was in addition to the previously reported $1.4 million impairment loss recognized during the three months ended December 31, 2004 upon the Company’s initial decision to change three of its common stock investment managers and no longer hold the securities to recovery. The remaining gross loss on the sale of fixed maturity and equity securities resulted from the decision to sell securities based upon an assessment of economic conditions and ongoing portfolio management objectives of attempting to maximize the Company’s after-tax net investment income.
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
The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of December 31, 2005 and 2004. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.
(Dollars in Thousands)

			Estimated
		Hypothetical	Fair Value after
		Change in	Hypothetical	Hypothetical Percentage
		Interest	Changes in	Increase (Decrease) in
	Estimated	Rates (bp=basis	Interest		Shareholders’
	Fair Value	points)	Rates	Fair Value	Equity
December 31, 2005
Investments
Total Fixed Maturities Available For Sale	$1,761,530	200 bp decrease	$1,894,692	7.6%	10.6%
		100 bp decrease	$1,831,630	4.0%	5.6%
		50 bp decrease	$1,797,245	2.0%	2.8%
		50 bp increase	$1,725,460	(2.1)%	(2.9)%
		100 bp increase	$1,689,499	(4.1)%	(5.7)%
		200 bp increase	$1,620,123	(8.0)%	(11.3)%

December 31, 2004
Investments
Total Fixed Maturities Available For Sale	$1,299,704	200 bp decrease	$1,397,335	7.5%	9.9%
		100 bp decrease	$1,350,997	4.0%	5.2%
		50 bp decrease	$1,326,263	2.0%	2.7%
		50 bp increase	$1,272,549	(2.1)%	(2.7)%
		100 bp increase	$1,245,506	(4.2)%	(5.5)%
		200 bp increase	$1,192,788	(8.2)%	(10.8)%
LIQUIDITY AND CAPITAL RESOURCES
Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of its subsidiaries. PCHC’s primary sources of funds are dividends from its subsidiaries, and payments received pursuant to tax allocation agreements with the Insurance Subsidiaries and proceeds from the issuance of shares pursuant to the Company’s Stock Purchase and Performance Based Compensation Plans. For the year ended December 31, 2005, payments to PCHC pursuant to such tax allocation agreements totaled $77.0 million. The payment of dividends to PCHC from the insurance subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits or policyholders’ surplus of the insurance subsidiaries from which dividends may be paid totaled $442.7 million at December 31, 2005. Of this amount, the insurance subsidiaries are entitled to pay a total of approximately $162.0 million of dividends in 2006 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida (see Business Regulation). No dividends were paid during 2005. During 2005, PCHC contributed $27.0 million to the surplus of PIIC. During 2005, there were no stock repurchases under the stock repurchase authorization. At December 31, 2005, the remaining stock repurchase authorization is $45.0 million.

The Company produced net cash from operations of $430.7 million in 2005, $390.5 million in 2004 and $298.5 million in 2003. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. Cash from operations in 2005 was primarily generated from strong premium growth during such year due to increases in the number of policies written and price increases realized on renewal business. Net loss and loss expense payments were $234.7 million in 2005, $285.9 million in 2004, and $237.4 million in 2003. Net cash from operations also included cash provided from tax savings from the issuance of shares pursuant to stock based compensation plans amounting to $7.0 million, $1.0 million and $0.9 million for 2005, 2004 and 2003, respectively. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.
During 2005, the Company experienced catastrophe losses attributable to Hurricanes Dennis, Katrina, Rita and Wilma. The catastrophe losses primarily impacted the Company’s personal lines segment and, to a lesser extent, its commercial lines segment. The gross catastrophe loss and loss adjustment expense estimates as a result of these hurricanes was $72.6 million for the personal lines segment and $54.2 million for the commercial lines segment. Loss estimates may still change in the future due in part to the number of claims which have not yet been completely remediated or for which the property covered by the claim has not been repaired. Under the Company’s catastrophe reinsurance programs in place at the time of these hurricane events, the Company had a $3.5 million pre-tax per occurrence loss retention for its personal lines catastrophe losses and a $5.0 million pre-tax per occurrence loss retention for its commercial lines catastrophe losses. The Company estimates its net aggregate retention losses for the four hurricane events is $24.7 million.
The Company used $2.8 million of net cash from financing activities during 2005. Cash provided from financing activities consisted of $23.7 million from the Company’s stock purchase plans; $11.4 million in proceeds from Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings; $4.6 million from the exercise of stock options issued under the Company’s performance based compensation plan and $2.3 million from the collection of notes receivable associated with the Company’s employee stock purchase plans. Cash used by financing activities consisted of $44.8 million of repayments of FHLB loans.
Two of the Company’s insurance subsidiaries are members of the FHLB. A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. The Company prepaid outstanding FHLB loans during the first quarter of 2005. At December 31, 2005 the insurance subsidiaries’ unused borrowing capacity was $391.2 million. The borrowing capacity will provide an immediately available line of credit.
In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and managing capacity constraints. Reinsurance contracts do not relieve the Company from its obligations to policyholders. To reduce the potential for a write-off of amounts due from reinsurers, the Company evaluates the financial condition of its reinsurers, principally contracts with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company, regularly monitors its reinsurance receivables and attempts to collect the obligations of its reinsurers on a timely basis. At December 31, 2005, approximately 89.7% of the Company’s reinsurance receivables are either with reinsurers rated “A” (Excellent) or better by A.M. Best Company or are fully collateralized. Approximately $18.8 million of the Company’s reinsurance receivable balances at December 31, 2005 are with Converium Reinsurance North American Inc. (“CRNA”). During the third quarter of 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff. Of the $18.8 million of reinsurance receivable balances with CRNA, $1.8 million are for receivables on paid losses and $17.0 million are for receivables on case reserves and IBNR. The Company is monitoring CRNA’s ability to pay claims, and at this time, believes that the amounts with CRNA will be collectible.
Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 2005, the investment and cash balances in such trust accounts totaled approximately $1.7 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2005, the balance on deposit for the benefit of such policyholders totaled approximately $15.1 million.
The Insurance Subsidiaries, which operate under intercompany reinsurance pooling agreements, must have certain levels of surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (the “NAIC”) suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders’ surplus was 1.6-to-1.0 and 1.8-to-1.0 for 2005 and 2004, respectively.
The NAIC’s risk-based capital method is designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2005, PIIC, PIC, MUSA and LAIC exceeded their minimum risk-based capital requirements of $239.0 million, $12.4 million, $7.2 million and $6.1 million, respectively, by 149%, 268%, 237% and 318%, respectively.
CONTRACTUAL OBLIGATIONS
The Company has certain contractual obligations and commitments as of December 31, 2005 which are summarized below:

	Payments Due by Period
	(in thousands)
		Less than			More Than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Gross Loss and Loss Adjustment Expense Reserves (1)	$1,245,763	$501,253	$473,273	$197,926	$73,311
Reinsurance Premiums Payable Under Terms of Reinsurance Contracts (2)	67,608	67,608	—	—	—
Operating Leases	13,014	4,330	7,325	892	467
Other Long-Term Contractual Commitments (3,5)	3,688	2,744	444	200	300

Total (4)	$1,330,073	$575,935	$481,042	$199,018	$74,078

(1)	Although there is typically no minimum contractual commitment with insurance contracts, the cash flows displayed in the table above represent the Company’s best estimate as to amount and timing of such.

(2)	Represents payments based on estimated subject earned premiums under certain reinsurance contracts.

(3)	Represents open commitments under certain limited partnership agreements, information technology development agreements, and corporate sponsorship agreements.

(4)	As of December 31, 2005, the Company has recorded a $2.0 million liability for a bonus amount due to the Company’s founder and Chairman under the terms of his employment agreement with the Company. This payment is due to be paid six months after the date of the termination of his employment with the Company. Since his date of termination is uncertain, this payment has been excluded from the above table.

(5)	The Company anticipates that it will acquire in 2006, pursuant to the terms of a Purchase Agreement entered into in 2005, policy renewals, customer lists and other assets relating to an insurance program developed by an insurance brokerage company. The purchase price is (a) $1,500,000, of which $1,000,000 has already been paid to the seller as a deposit, and the $500,000 balance will be paid at closing under the Purchase Agreement, plus (b) an additional amount payable in four installments. The first installment will be equal to the excess of (a) 25% of the Specified Amount (as that term is hereinafter defined) over (b) $500,000, and is payable within a specified period of time after closing. The next three installments are each in the amount of 25% of the Specified Amount, and are payable on the first through third anniversaries, respectively, of the Date on which the first installment is payable. The Specified Amount is the amount of the gross written annual premiums of the policies in force (with certain exceptions) relating to the insurance program referred to above. Each of the installment payments is subject to increase or decrease, based on a formula contained in the Purchase Agreement.
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
FORWARD-LOOKING INFORMATION
Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company’s business, and the other matters referred to above include, but are not limited to: (i) changes in the business environment in which the Company operates, including inflation and interest rates; (ii) changes in taxes, governmental laws, and regulations; (iii) competitive product and pricing activity; (iv) difficulties of managing growth profitably; (v) claims development and the adequacy of the Company’s liability for unpaid loss and loss adjustment expenses; (vi) severity of natural disasters and other catastrophe losses; (vii) adequacy of reinsurance coverage which may be obtained by the Company; (viii) ability and willingness of the Company’s reinsurers to pay; (ix) future terrorist attacks; (x) the outcome of the Securities and Exchange Commission’s industry-wide investigation relating to the use of non-traditional insurance products, including finite risk reinsurance arrangements; and (xi) the outcome of industry-wide investigations being conducted by various insurance departments, attorneys-general and other authorities relating to the use of contingent commission arrangements. The Company does not intend to publicly update any forward looking statement, except as may be required by law.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of December 31, 2005 and 2004. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.
(Dollars in Thousands)

			Estimated
		Hypothetical	Fair Value after
		Change in	Hypothetical	Hypothetical Percentage
		Interest	Changes in	Increase (Decrease) in
	Estimated	Rates (bp=basis	Interest		Shareholders’
	Fair Value	points)	Rates	Fair Value	Equity
December 31, 2005
Investments
Total Fixed Maturities Available For Sale	$1,761,530	200 bp decrease	$1,894,692	7.6%	10.6%
		100 bp decrease	$1,831,630	4.0%	5.6%
		50 bp decrease	$1,797,245	2.0%	2.8%
		50 bp increase	$1,725,460	(2.1)%	(2.9)%
		100 bp increase	$1,689,499	(4.1)%	(5.7)%
		200 bp increase	$1,620,123	(8.0)%	(11.3)%

December 31, 2004
Investments
Total Fixed Maturities Available For Sale	$1,299,704	200 bp decrease	$1,397,335	7.5%	9.9%
		100 bp decrease	$1,350,997	4.0%	5.2%
		50 bp decrease	$1,326,263	2.0%	2.7%
		50 bp increase	$1,272,549	(2.1)%	(2.7)%
		100 bp increase	$1,245,506	(4.2)%	(5.5)%
		200 bp increase	$1,192,788	(8.2)%	(10.8)%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Philadelphia Consolidated Holding Corp. and Subsidiaries
Index to Financial Statements and Schedules

Financial Statements		Page
Report of Independent Registered Public Accounting Firm		50
Consolidated Balance Sheets — As of December 31, 2005 and 2004		52
Consolidated Statements of Operations and Comprehensive Income — For the Years Ended December 31, 2005, 2004 and 2003		53
Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2005, 2004 and 2003		54
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2005, 2004, and 2003		55

Notes to Consolidated Financial Statements		56-77

Financial Statement Schedules:

Schedule
I	Summary of Investments -	S-1

	Other Than Investments in Related Parties As of December 31, 2005

II	Condensed Financial Information of Registrant As of December 31, 2005 and 2004 and For Each of the Three Years in the Period Ended December 31, 2005	S-2—S-4

III	Supplementary Insurance Information As of and For the Years Ended December 31, 2005, 2004 and 2003	S-5

IV	Reinsurance For the Years ended December 31, 2005, 2004 and 2003	S-6

VI	Supplementary Information Concerning Property-Casualty Insurance Operations As of and For the Years Ended December 31, 2005, 2004 and 2003	S-7

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders Of Philadelphia Consolidated Holding Corp.:
We have completed integrated audits of Philadelphia Consolidated Holding Corp. and Subsidiaries’ 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
March 10, 2006

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of December 31,
	2005	2004
ASSETS
Investments:
Fixed Maturities Available for Sale at Market (Amortized Cost $1,778,215 and $1,287,094)	$1,761,530	$1,299,704
Equity Securities at Market (Cost $160,926 and $110,601)	173,455	128,447

Total Investments	1,934,985	1,428,151
Cash and Cash Equivalents	74,385	195,496
Accrued Investment Income	18,095	13,475
Premiums Receivable	286,778	229,502
Prepaid Reinsurance Premiums and Reinsurance Receivables	396,248	429,850
Deferred Income Taxes	31,893	14,396
Deferred Acquisition Costs	129,486	91,647
Property and Equipment, Net	23,886	21,281
Goodwill	—	25,724
Other Assets	32,070	36,134

Total Assets	$2,927,826	$2,485,656

LIABILITIES and SHAREHOLDERS’ EQUITY
Policy Liabilities and Accruals:
Unpaid Loss and Loss Adjustment Expenses	$1,245,763	$996,667
Unearned Premiums	631,468	531,849

Total Policy Liabilities and Accruals	1,877,231	1,528,516
Funds Held Payable to Reinsurer	39,221	131,119
Loans Payable	—	33,406
Premiums Payable	58,839	48,111
Other Liabilities	136,039	100,347

Total Liabilities	2,111,330	1,841,499

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 69,266,016 and 66,821,751
Shares Issued and Outstanding	336,277	292,856
Notes Receivable from Shareholders	(7,217)	(5,465)
Restricted Stock Deferred Compensation Cost	(3,520)	—
Accumulated Other Comprehensive Income (Loss)	(2,702)	19,796
Retained Earnings	493,658	336,970

Total Shareholders’ Equity	816,496	644,157

Total Liabilities and Shareholders’ Equity	$2,927,826	$2,485,656

Share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006, see Note 20.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Years Ended December 31,
	2005	2004	2003
Revenue:
Net Earned Premiums	$976,647	$770,248	$574,518
Net Investment Income	63,709	43,490	38,806
Net Realized Investment Gain	9,609	761	794
Other Income	1,464	4,357	5,519

Total Revenue	1,051,429	818,856	619,637

Losses and Expenses:
Loss and Loss Adjustment Expenses	711,706	1,232,645	469,547
Net Reinsurance Recoveries	(207,700)	(756,530)	(110,370)

Net Loss and Loss Adjustment Expenses	504,006	476,115	359,177
Acquisition Costs and Other Underwriting Expenses	263,759	214,369	162,912
Other Operating Expenses	17,124	9,439	7,822
Goodwill Impairment Loss	25,724	—	—

Total Losses and Expenses	810,613	699,923	529,911

Income Before Income Taxes	240,816	118,933	89,726

Income Tax Expense (Benefit):
Current	89,510	33,158	38,430
Deferred	(5,382)	2,092	(10,891)

Total Income Tax Expense	84,128	35,250	27,539

Net Income	$156,688	$83,683	$62,187

Other Comprehensive Income (Loss), Net of Tax:
Holding Gain (Loss) Arising during Year	$(16,252)	$3,576	$1,046
Reclassification Adjustment	(6,246)	(495)	(516)

Other Comprehensive Income (Loss)	(22,498)	3,081	530

Comprehensive Income	$134,190	$86,764	$62,717

Per Average Share Data:
Basic Earnings Per Share	$2.29	$1.26	$0.95

Diluted Earnings Per Share	$2.14	$1.20	$0.91

Weighted-Average Common Shares Outstanding	68,551,572	66,464,460	65,726,364
Weighted-Average Share Equivalents Outstanding	4,533,807	3,456,099	2,254,800

Weighted-Average Shares and Share Equivalents Outstanding	73,085,379	69,920,559	67,981,164

Share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006, see Note 20.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended December 31,
	2005	2004	2003
Common Shares:
Balance at Beginning of Year	66,821,751	66,022,656	65,606,631
Issuance of Shares Pursuant to Stock Purchase Plans, net	1,589,406	597,345	116,400
Issuance of Shares Pursuant to Stock based Compensation Plans	854,859	201,750	299,625

Balance at End of Year	69,266,016	66,821,751	66,022,656

Treasury Shares:
Balance at Beginning of Year	—	—	—
Issuance of Shares Pursuant to Stock based Compensation Plans	—	—	(19,500)
Issuance of Shares Pursuant to Stock Purchase Plans, net	—	—	(10,500)
Shares Repurchased Pursuant to Authorization	—	—	30,000

Balance at End of Year	—	—	—

Common Stock:
Balance at Beginning of Year	$292,856	$281,088	$276,945
Issuance of Shares Pursuant to Stock Purchase Plans	27,817	9,585	1,291
Issuance of Shares Pursuant to Stock based Compensation Plans	15,459	2,183	2,852
Other	145	—	—

Balance at End of Year	336,277	292,856	281,088

Notes Receivable from Shareholders:
Balance at Beginning of Year	(5,465)	(5,444)	(6,407)
Notes Receivable Issued Pursuant to Employee Stock Purchase Plans	(4,095)	(2,326)	(1,065)
Collection of Notes Receivable	2,343	2,305	2,028

Balance at End of Year	(7,217)	(5,465)	(5,444)

Restricted Stock Deferred Compensation Cost:
Balance at Beginning of Year	—	—	—
Deferred Compensation Cost Pursuant to Issuance of Restricted Stock	(3,926)	—	—
Amortization of Deferred Compensation Cost	406	—	—

Balance at End of Year	(3,520)	—	—

Accumulated Other Comprehensive Income (Loss), Net of Deferred Income Taxes:
Balance at Beginning of Year	19,796	16,715	16,185
Other Comprehensive Income (Loss), Net of Taxes	(22,498)	3,081	530

Balance at End of Year	(2,702)	19,796	16,715

Retained Earnings:
Balance at Beginning of Year	336,970	253,287	191,100
Net Income	156,688	83,683	62,187

Balance at End of Year	493,658	336,970	253,287

Common Stock Held in Treasury:
Balance at Beginning of Year	—	—	—
Common Shares Repurchased	—	—	(300)
Exercise of Employee Stock Options	—	—	94
Issuance of Shares Pursuant to Stock Purchase Plans	—	—	206

Balance at End of Year	—	—	—

Total Shareholders’ Equity	$816,496	$644,157	$545,646

Share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006, see Note 20.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income	$156,688	$83,683	$62,187
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized Investment Gain	(9,609)	(761)	(794)
Amortization of Investment Premiums, Net of Discount	11,707	9,175	5,432
Depreciation	4,798	3,494	2,665
Amortization of Stock Based Compensation Costs	551	—	—
Deferred Income Tax Expense (Benefit)	(5,382)	2,092	(10,891)
Change in Premiums Receivable	(57,276)	(49,993)	(49,502)
Change in Prepaid Reinsurance Premiums and Reinsurance Receivables, Net of Funds Held Payable to Reinsurer	(58,296)	(116,585)	(30,794)
Change in Other Receivables	(4,620)	(2,467)	(2,437)
Change in Deferred Acquisition Costs	(37,839)	(35,359)	4,984
Goodwill Impairment Loss	25,724	—	—
Change in Income Taxes Payable	13,202	(8,563)	513
Change in Other Assets	(909)	(6,392)	(14,721)
Change in Unpaid Loss and Loss Adjustment Expenses	249,096	369,581	181,538
Change in Unearned Premiums	99,619	109,260	116,496
Change in Other Liabilities	36,338	32,341	32,958
Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	6,952	1,031	889

Net Cash Provided by Operating Activities	430,744	390,537	298,523

Cash Flows from Investing Activities:
Proceeds from Sales of Investments in Fixed Maturities	185,576	198,442	184,082
Proceeds from Maturity of Investments in Fixed Maturities	200,615	195,317	202,284
Proceeds from Sales of Investments in Equity Securities	160,158	43,734	23,992
Cost of Fixed Maturities Acquired	(883,560)	(622,238)	(628,879)
Cost of Equity Securities Acquired	(201,333)	(71,924)	(54,956)
Settlement of Cash Flow Hedge	(3,148)	—	—
Purchase of Property and Equipment, Net	(7,403)	(7,954)	(6,692)

Net Cash Used for Investing Activities	(549,095)	(264,623)	(280,169)

Cash Flows from Financing Activities:
Proceeds from Loans Payable	11,381	76,104	62,340
Repayments on Loans Payable	(44,787)	(91,180)	(52,971)
Proceeds from Exercise of Employee Stock Options	4,582	1,151	2,057
Proceeds from Collection of Notes Receivable	2,343	2,305	2,028
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	23,721	7,260	432
Cost of Common Stock Repurchased	—	—	(300)

Net Cash Provided (Used) by Financing Activities	(2,760)	(4,360)	13,586

Net Increase (Decrease) in Cash and Cash Equivalents	(121,111)	121,554	31,940
Cash and Cash Equivalents at Beginning of Year	195,496	73,942	42,002

Cash and Cash Equivalents at End of Year	$74,385	$195,496	$73,942

Cash Paid During the Year for:
Income Taxes	$73,903	$41,442	$36,319
Interest	165	639	638
Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plans in Exchange for Notes Receivable	$4,095	$2,326	$1,065
     The accompanying notes are an integral part of the consolidated financial statements.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
1. General Information and Significant Accounting Policies
Philadelphia Consolidated Holding Corp. (“Philadelphia Insurance”), and its subsidiaries (collectively the “Company”) doing business as Philadelphia Insurance Companies, include four property and casualty insurance companies, Philadelphia Indemnity Insurance Company (“PIIC”) and Philadelphia Insurance Company (“PIC”), which are domiciled in Pennsylvania; and Mobile USA Insurance Company (“MUSA”) and Liberty American Insurance Company (“LAIC”), which are domiciled in Florida (collectively the “Insurance Subsidiaries”); an underwriting manager, Maguire Insurance Agency, Inc.; a managing general agency, Liberty American Insurance Services, Inc.; a premium finance company, Liberty American Premium Finance Company; and an investment subsidiary, PCHC Investment Corp. The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select target industries or niches including, among others, nonprofit organizations; the health, fitness and wellness industry; select classes of professional liability; the rental car industry; automobile leasing industry; and personal property and casualty insurance products for the homeowners and manufactured housing markets. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager and managing general agency.
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
The carrying amount for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. For mortgage and asset-backed securities (“structured securities”) of high credit quality, changes in expected cash flows are recognized using the retrospective method. For structured securities where the possibility of credit loss is other than remote, changes in expected cash flows are recognized on the prospective method over the remaining life of the securities. Cash flow assumptions for structured securities are obtained from broker dealer survey values or internal estimates consistent with the current interest rate and economic environments. These assumptions represent the Company’s best estimate of the amount and timing of estimated principal and interest cash flows based on current information and events that a market participant would use in determining the current fair value of the security. The Company’s total investments include $3.4 million in securities for which there is no readily available independent market price.
The decision to purchase or sell investments is based on management’s assessment of various factors such as foreseeable economic conditions, including current interest rates and the interest rate risk, and the liquidity and capital positions of the Company.
Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for asset backed, mortgage pass-through and collateralized mortgage obligation securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain asset backed, mortgage pass-through and collateralized mortgage obligation security repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Asset backed, mortgage pass-through and collateralized mortgage obligation securities, on a cost basis, amounted to $138.3 million, $282.3 million and $227.0 million, respectively, at December 31, 2005 and $96.0 million, $229.6 million and $62.6 million, respectively, at December 31, 2004.

Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders’ equity, net of applicable deferred income taxes.
Realized investment gains and losses are calculated on the specific identification basis and recorded as income when the securities are sold.
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.2 million, $2.5 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Pursuant to this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the years ended December 31, 2005, 2004 and 2003 were $0 million, $7.3 million, and $9.3 million, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.
The Company held no derivative financial instruments, nor embedded financial derivatives, as of December 31, 2005 and 2004.
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
Goodwill impairment testing requires the evaluation of the fair value of each reporting unit to its carrying value, including the goodwill, and an impairment charge is recorded if the carrying amount of the reporting unit exceeds its estimated fair value. As a result of the impairment analysis, the Company recorded a $25.7 million impairment charge during the fourth quarter of 2005 related to the write-down of goodwill arising from the acquisition of the Company’s personal lines segment. (See Note 8)
(f) Liability for Unpaid Loss and Loss Adjustment Expenses
The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other factors such as legal, social, and economic developments. These adjustments are reviewed regularly and any adjustments therefrom are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2005, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.
(g) Premiums
Premiums are generally earned on a pro rata basis over the terms of the policies. Premiums applicable to the unexpired terms of the policies in-force are reported as unearned premiums. The Company records an allowance for doubtful accounts for premiums receivable balances estimated to be uncollectible. At December 31, 2005 and 2004, the allowance for doubtful accounts amounted to $0.8 million and $0.6 million, respectively.
(h) Reinsurance Ceded
In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. At December 31, 2005 and 2004, the allowance for uncollectible reinsurance amounted to $1.0 million. Amounts for reinsurance assets and liabilities are reported gross.
(i) Assessments
The Insurance Subsidiaries are subject to state guaranty fund assessments, which provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies, and other assessments from state insurance facilities. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expense for guaranty fund and other state insurance facility assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimatable.
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
(k) Earnings Per Share
Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. Basic and diluted earnings per share and share equivalents outstanding have been retroactively restated to reflect the increased number of common shares resulting from a three-for-one stock split that was announced in February 2006 and distributed to shareholders on March 1, 2006. A total of 46,504,434 additional shares were issued as a result of the stock split. The par value of the Company’s stock remained unchanged.

(l) Comprehensive Income
Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the year was $(8.8) million, $1.9 million and $0.6 million in 2005, 2004 and 2003, respectively. The related tax effect of Reclassification Adjustments was $(3.4) million, $(0.3) million, and $(0.3) million in 2005, 2004 and 2003, respectively.
(m) Stock Based Compensation Plans
In December 2004, the FASB revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement. The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R. The effect of this ruling is to delay the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the accounting provisions of SFAS 123R will become effective for the Company’s financial statements beginning in 2006.
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

	2005	2004	2003
Net Income As Reported	$156,688	$83,683	$62,187
Assumed Stock Compensation Cost	6,354	4,107	3,029

Pro Forma Net Income	$150,334	$79,576	$59,158

Diluted Earnings Per Average Common Share as Reported (1)	$2.14	$1.20	$0.91

Pro Forma Diluted Earnings Per Average Common Share (1)	$2.06	$1.14	$0.87

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
(n) New Accounting Pronouncements
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
On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for the adoption of SFAS 123R. Under SFAS 123R, public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows public companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company intends to adopt the provisions of SFAS 123R effective January 1, 2006.
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
Financial Information: The combined statutory capital and surplus of the Insurance Subsidiaries as of December 31, 2005 and 2004 was $691.0 million and $503.7 million, respectively. Combined statutory net income for the years ended December 31, 2005, 2004 and 2003 was $155.5 million, $48.2 million, and $49.9 million, respectively. The Company made capital contributions of $27.0 million and $9.5 million to the Insurance Subsidiaries for the years ended December 31, 2005 and 2004, respectively.
Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which the Insurance Subsidiaries may pay to Philadelphia Insurance during 2006 without prior approval is $162.0 million. There were no dividends paid for the years ended December 31, 2005 or 2004.
Risk-Based Capital: Risk-based capital is a method developed by the National Association of Insurance Commissioners (“NAIC”) designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2005, PIIC, PIC, MUSA and LAIC exceeded their minimum risk-based capital requirement of $239.0 million, $12.4 million, $7.2 million and $6.1 million, respectively, by 149%, 268%, 237% and 318%, respectively.

3. Investments
     The Company invests primarily in investment grade fixed maturities which possessed a weighted average quality of AAA at December 31, 2005. In addition, 99.97% of the Insurance Subsidiaries’ fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated “1” (“highest quality”) or “2” (“high quality”) by the NAIC at December 31, 2005. The cost, gross unrealized gains and losses and estimated market value of investments as of December 31, 2005 and 2004 are as follows (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost (1)	Gains	Losses	Value (2)
December 31, 2005
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$62,311	$48	$646	$61,713
Obligations of States and Political Subdivisions	821,456	5,046	6,867	819,635
Corporate and Bank Debt Securities	246,918	555	6,263	241,210
Asset Backed Securities	138,292	728	1,193	137,827
Mortgage Pass-Through Securities	282,256	201	5,521	276,936
Collateralized Mortgage Obligations	226,982	189	2,962	224,209

Total Fixed Maturities Available for Sale	1,778,215	6,767	23,452	1,761,530

Equity Securities	160,926	15,541	3,012	173,455

Total Investments	$1,939,141	$22,308	$26,464	$1,934,985

December 31, 2004
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$62,929	$172	$432	$62,669
Obligations of States and Political Subdivisions	617,464	10,575	1,447	626,592
Corporate and Bank Debt Securities	218,434	2,580	1,745	219,269
Asset Backed Securities	96,029	1,460	433	97,056
Mortgage Pass-Through Securities	229,623	2,470	483	231,610
Collateralized Mortgage Obligations	62,615	310	417	62,508

Total Fixed Maturities Available for Sale	1,287,094	17,567	4,957	1,299,704

Equity Securities	110,601	18,216	370	128,447

Total Investments	$1,397,695	$35,783	$5,327	$1,428,151

(1)	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to cost; and an ability and intent to hold the security to recovery. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.2 million, $2.5 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions, except for as noted in the following paragraph.

Additionally, the Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”). Pursuant to this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0 million, $7.3 million and $9.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. These non-cash realized investment losses were from investments primarily in collateralized bond obligations which were impacted by recent years’ non investment grade default rates that were higher than historic averages and from investments in other asset backed securities which experienced extension of cash flows on the underlying collateral.
The following table identifies the period of time securities with an unrealized loss at December 31, 2005 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 1.5% and 19.4%, respectively, of the total estimated fair value, or 2.2% and 20.9%, respectively, of the total gross unrealized loss included in the table below. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	As of December 31, 2005
(In Thousands)	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities:
Available for Sale:
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$10,968	$141	$47,030	$505	$57,998	$646
Obligations of States and Political Subdivisions	391,586	4,732	107,099	2,135	498,685	6,867
Corporate and Bank Debt Securities	84,848	2,367	125,359	3,896	210,207	6,263
Asset Backed Securities	75,151	648	20,029	545	95,180	1,193
Mortgage Pass-Through Securities	202,901	3,661	61,399	1,860	264,300	5,521
Collateralized Mortgage Obligations	175,397	2,387	20,865	575	196,262	2,962

Total Fixed Maturities Available for Sale	940,851	13,936	381,781	9,516	1,322,632	23,452
Equity Securities	38,709	3,012	—	—	38,709	3,012

Total Investments	$979,560	$16,948	$381,781	$9,516	$1,361,341	$26,464

Based upon the Company’s impairment evaluation as of December 31, 2005, it was concluded that the remaining unrealized losses in the table above are not other than temporary.
During 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.9 million and $5.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $63.6 million and $56.5 million, respectively. During 2004, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $1.9 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $30.7 million and $7.5 million, respectively. During 2003, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $0.8 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.1 million and $4.4 million, respectively. The decision to sell these securities was based upon management’s assessment of economic conditions.
The Company had no debt or equity investments in a single issuer totaling in excess of 10% of shareholders’ equity at December 31, 2005.
The cost and estimated market value of fixed maturity securities at December 31, 2005, by remaining contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)

		Estimated
	Amortized	Market
	Cost (1)	Value (2)
Due in One Year or Less	$109,860	$109,002
Due After One Year Through Five Years	272,048	267,600
Due After Five Years through Ten Years	345,173	341,737
Due After Ten Years	403,604	404,219
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	647,530	638,972

	$1,778,215	$1,761,530

(1)	Original cost adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.
The sources of net investment income for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands):

	2005	2004	2003
Fixed Maturities	$61,550	$47,739	$41,393
Equity Securities	2,585	2,046	1,373
Cash and Cash Equivalents	3,943	1,443	656

Total Investment Income	68,078	51,228	43,422
Funds Held Interest Credit	(1,486)	(4,853)	(2,318)
Investment Expense	(2,883)	(2,885)	(2,298)

Net Investment Income	$63,709	$43,490	$38,806

There was one remaining non-income producing fixed maturity security in the investment portfolio as of December 31, 2005.
Realized pre-tax investment gains (losses) for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands):

	2005	2004	2003
Fixed Maturities
Gross Realized Gains	$4,454	$5,472	$7,832
Gross Realized Losses	(931)	(7,437)	(4,718)

Net Fixed Maturities Gain (Loss)	3,523	(1,965)	3,114

Equity Securities
Gross Realized Gains	17,040	8,340	4,903
Gross Realized Losses	(7,806)	(5,614)	(7,223)

Net Equity Securities Gain (Loss)	9,234	2,726	(2,320)

Cash Flow Hedge Realized Loss	(3,148)	—	—

Total Net Realized Investment Gain	$9,609	$761	$794

4. Restricted Assets
The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. The carrying value of the securities on deposit was $15.1 million and $15.3 million as of December 31, 2005 and 2004, respectively.
Additionally, the Insurance Subsidiaries had investments, principally Mortgage Pass-Through securities, which collateralized the borrowings from the Federal Home Loan Bank of Pittsburgh, see Note 11. The carrying value of these investments was $0 million and $46.8 million as of December 31, 2005 and 2004, respectively.
PIIC and PIC are required to hold a certain minimum amount of Federal Home Loan Bank of Pittsburgh common stock as a requirement of membership in the Federal Home Loan Bank of Pittsburgh. The required minimum amount of common stock is based on the amount of PIIC’s and PIC’s outstanding borrowings plus the unused maximum borrowing capacity, as defined by the Federal

Home Loan Bank of Pittsburgh. At December 31, 2005 and 2004, the carrying value of Federal Home Loan Bank of Pittsburgh common stock was $0.3 million and $1.8 million, respectively.
5. Trust Accounts
The Company maintains investments in trust accounts under certain reinsurance agreements with unrelated insurance companies. These investments collateralize the Company’s obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income, resulting from investment of these assets are distributed to the Company on a monthly basis. At December 31, 2005 and 2004, the carrying values of these trust fund investments were $1.7 million.
The Company’s share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.
6. Derivatives
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
Subsequent to the purchase of the cash flow hedge, the Company decided against the issuance of a debt offering. As a result, the cash flow hedge became an ineffective hedge and the change in fair value of the hedge was reported as a component of earnings immediately. The cash flow hedge settled on May 9, 2005. For the year ended December 31, 2005, the Company has recorded the change in fair value of $3.2 million as a reduction to net realized investment gain. The Company does not hold any other derivative instruments.
7. Property and Equipment
The following table summarizes property and equipment at December 31, 2005 and 2004 (dollars in thousands):

	December 31,		Estimated Useful
	2005	2004	Lives (Years)
Furniture, Fixtures and Automobiles	$7,072	$6,027	5
Computer Software	22,446	19,625	5
Computer Hardware and Telephone Equipment	14,603	11,475	5
Land and Building	3,635	3,602	40
Leasehold Improvements	2,686	2,344	3 -12

	50,442	43,073
Accumulated Depreciation and Amortization	(26,556)	(21,792)

Property and Equipment	$23,886	$21,281

     At December 31, 2005, costs incurred for Property and Equipment not yet placed in service was $1.3 million. Amortization of computer software was $2.6 million, $2.1 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense, excluding amortization of computer software, was $2.1 million, $1.3 million and $1.4 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

8. Goodwill
During the fourth quarter of 2005, the Company recorded a $25.7 million impairment charge related to the write-down of goodwill arising from the acquisition of the Company’s personal lines segment. This loss, which was the same on a pre-tax and after-tax basis, was a result of the Company’s annual evaluation of the carrying value of goodwill. The write-down was determined by comparing the fair value of the Company’s personal lines segment and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down resulted from changes in business assumptions primarily due to the following: the unprecedented hurricane activity and associated catastrophe losses experienced in 2004 and 2005; the uncertainty of 2006 catastrophe reinsurance renewal rates; the forecasted weather pattern of increased hurricane activity; the decision to change the personal lines segment business model to discontinue writing the mobile homeowners business and target new construction homeowners business; and the disruption in the Florida marketplace.
9. Liability for Unpaid Loss and Loss Adjustment Expenses
The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated.
Net loss and loss adjustment expenses:
(In Thousands)

	As of and For the Years Ended December 31,
	2005	2004	2003
Unpaid loss and loss adjustment expenses at beginning of year	$996,667	$627,086	$445,548
Less: reinsurance receivables	324,948	145,591	85,837

Net unpaid loss and loss adjustment expenses at beginning of year	671,719	481,495	359,711

Provision for losses and loss adjustment expenses for current year claims	533,906	440,989	314,609
Increase (Decrease) in estimated ultimate losses and loss adjustment expenses for prior year claims	(29,900)	35,126	44,568

Total incurred losses and loss adjustment expenses	504,006	476,115	359,177

Loss and loss adjustment expense payments for claims attributable to:
Current year	110,496	107,129	69,905
Prior years (1)	124,234	178,762	167,488

Total payments	234,730	285,891	237,393

Net unpaid loss and loss adjustment expenses at end of year	940,995	671,719	481,495
Plus: reinsurance receivables	304,768	324,948	145,591

Unpaid loss and loss adjustment expenses at end of year	$1,245,763	$996,667	$627,086

(1)	During the year ended December 31, 2005, net loss and loss adjustment expense payments for claims attributable to prior years are lower by $64.3 million than they otherwise would have been due to the Company’s commutation of its 2003 Whole Account Net Quota Share Reinsurance Agreement (See Note 10).
During 2005, the Company decreased its estimated total net ultimate losses and loss adjustment expenses for prior accident years by the following amounts:
(In millions)

	Net Basis
	increase (decrease)
	Professional	Commercial
	Liability	Package	Commercial
Accident Year	Coverages	Coverages	Auto Coverages	Other	Total
2004	$(7.6)	$(12.7)	$(4.3)	$0.4	$(24.2)
2003	$(2.4)	$3.5	$(0.5)	$1.0	$1.6
2002	$(2.0)	$(0.6)	$(3.4)	$(1.0)	$(7.0)
2001 & Prior	$(0.7)	$1.9	$(0.9)	$(0.6)	$(0.3)

Calendar Year	$(12.7)	$(7.9)	$(9.1)	$(0.2)	$(29.9)

The changes in the net ultimate losses and loss adjustment expenses for prior accident years during 2005 was primarily attributable to the following:

- -	For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower net loss estimates for: commercial package policies as a result of better than expected claim frequency and professional liability coverages due to better than expected case incurred development.

- -	For accident years 2002, the decrease in estimated net unpaid loss and loss adjustment expenses and prior was principally due to decreased loss estimates across most commercial and specialty lines of business due to better than expected case incurred loss development.
During 2004, the Company increased its estimated total gross and net ultimate losses and loss adjustment expenses, primarily for accident years 1997 through 2002, and decreased its estimated total gross and net ultimate losses and loss adjustment expenses for accident year 2003. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:
- -	The increase for accident years 1997 through 2002 is principally attributable to case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile coverages in the commercial lines segment. The decrease for accident year 2003 is principally attributable to better than expected claim frequency, primarily for general liability and commercial automobile coverages in the commercial lines segment.
During 2003, the Company increased the liability for unpaid loss and loss adjustment expenses by $51.7 million ($44.6 million net of reinsurance recoverables), primarily for accident years 1997 through 2001. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:
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
Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and For the	As of and For the
	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Funds Held Payable to Reinsurer Balance at Beginning of Period	$131,119	$110,011

Net Written Premiums Ceded	(316)	94,474
Reinsurer Expense Allowance	11	(3,318)
Provisional Commission	(6,722)	(48,971)
Paid Loss and Loss Adjustment Expenses	(8,451)	(25,585)
Interest Credit	1,486	4,853
Commutation	(77,906)	—
Other	—	(345)

Subtotal Activity	(91,898)	21,108

Funds Held Payable to Reinsurer Balance at End of Period	$39,221	$131,119

The Company has also accrued a profit commission receivable, which is recorded in Other Assets, based upon the experience of the underlying business ceded to this reinsurance agreement, in the amounts of $7.0 million and $16.7 million as of December 31, 2005 and 2004, respectively. The profit commission reduces ceded written and earned premiums and increases net written and earned premiums.
11. Loans Payable
The Company had aggregate borrowings of $0 million and $33.4 million as of December 31, 2005 and 2004, respectively, from the Federal Home Loan Bank of Pittsburgh (“FHLB”). Any outstanding borrowings bear interest at adjusted LIBOR and mature twelve months or less from inception. The proceeds from any outstanding borrowings are invested in asset backed and collateralized mortgage obligation securities to achieve a positive spread between the rate of interest on these securities and the borrowing rates. Due to declining spreads, the Company prepaid all outstanding FHLB loans during the first quarter of 2005.

12. Income Taxes
The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred Income Tax Assets:
Unearned Premium	$40,161	$30,862
Loss Reserve Discounting	32,587	27,376
State Insurance Related Assessments	4,233	1,382
Net Realized Investment Losses	1,603	1,855
Deferred Compensation	1,577	616
Unrealized Depreciation of Securities	1,455	—
Other Assets	185	85

Total Deferred Income Tax Assets	81,801	62,176

Deferred Income Tax Liabilities:
Deferred Acquisition Costs	45,320	32,077
Unrealized Appreciation of Securities	—	10,660
Property and Equipment Basis	2,492	1,919
Net Investment Income	1,035	1,074
Other Liabilities	1,061	2,050

Total Deferred Income Tax Liabilities	49,908	47,780

Net Deferred Income Tax Asset	$31,893	$14,396

Based on the Company’s federal tax loss and capital loss carryback availability, expected levels of future pre-tax financial statement income and federal taxable income, the Company believes that it is more likely than not that the existing deductible temporary differences will reverse during periods in which net federal taxable income is generated or have adequate federal carryback availability. As a result, no valuation allowance is recognized for deferred income tax assets as of December 31, 2005 or 2004.
The following table summarizes the differences between the Company’s effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

	Amount of Tax	Percent
For the year ended December 31, 2005:
Federal Tax at Statutory Rate	$84,286	35%
Non-deductible Goodwill Impairment Loss	9,003	4
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(8,616)	(4)
Other, Net	(545)	—

Income Tax Expense	$84,128	35%

For the year ended December 31, 2004:
Federal Tax at Statutory Rate	$41,627	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(6,439)	(5)
Other, Net	62	—

Income Tax Expense	$35,250	30%

For the year ended December 31, 2003:
Federal Tax at Statutory Rate	$31,404	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(4,522)	(5)
Other, Net	657	1

Income Tax Expense	$27,539	31%

Philadelphia Insurance has entered into tax sharing agreements with each of its subsidiaries. Under the terms of these agreements, the income tax provision is computed as if each subsidiary were filing a separate federal income tax return, including adjustments for the income tax effects of net operating losses and other special tax attributes, regardless of whether those attributes are utilized in the Company’s consolidated federal income tax return. As of December 31, 2005, included in Other Liabilities in the Consolidated Balance Sheets were income taxes payable amounting to $7.8 million. As of December 31, 2004, included in Other Assets in the Consolidated Balance Sheets were income taxes recoverable amounting to $5.4 million.

13. Shareholders’ Equity
Basic and diluted earnings per share are calculated as follows (dollars and share data in thousands, except per share data):

	As of and For the Years Ended
	December 31,
	2005	2004	2003
Weighted-Average Common Shares Outstanding (1)	68,551	66,465	65,726
Weighted-Average Share Equivalents Outstanding (1)	4,534	3,456	2,255

Weighted-Average Shares and Share Equivalents Outstanding (1)	73,085	69,921	67,981

Net Income	$156,688	$83,683	$62,187

Basic Earnings Per Share (1)	$2.29	$1.26	$0.95

Diluted Earnings Per Share (1)	$2.14	$1.20	$0.91

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The number of weighted share equivalents which are anti-dilutive, and therefore, not included in the weighted-average share equivalents outstanding calculation amounted to 372, 72 and 8,190 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
The Company’s shareholders, at the 2005 Annual Meeting of Shareholders, approved the adoption of the Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) as an amendment and restatement of the stock option plan (formerly known as Philadelphia Consolidated Holding Corp. Stock Option Plan) as means for the provision of incentives and awards to those employees and members of the Board (“participants”) largely responsible for the long term success to the Company.
The adoption of the amendment and restatement of the plan, among other things, allows for the provision of the incentive awards and increased the maximum number of shares of the Company’s common stock which may be subject to stock options, Stock Appreciation Rights (“SARS”), and awards granted under the Plan to 18,750,000 (restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006), and permits (but does not require) the grant of restricted stock awards under conditions meeting the “performance based” compensation requirements of Section 162(m) of the Internal Revenue Code. The maximum number of shares includes all shares previously available for grants under the stock option plan prior to the adoption of this Amended and Restated Plan. As of December 31, 2005, 5,631,210 shares of common stock remain reserved for future issuance pursuant to stock options, SARS and awards granted under the Plan. As of December 31, 2005, stock options and restricted stock awards have been granted to employees pursuant to the Plan.
Under the Plan, the Company may grant stock options and other equity based awards to employees and members of the Board. During 2005 the Company granted stock options and restricted stock awards to certain employees. Stock options are granted for the purchase of common stock at a price not less than the fair market value on the grant date. Stock options are primarily exercisable after the expiration of five years following the grant date and expire ten years following the grant date. Stock options are generally forfeited by participants who terminate employment prior to vesting.
Compensation expense for restricted stock awards is recognized ratably over the vesting period (“Restriction Period”). Stock subject to restricted stock awards granted during 2005 generally become free of the risk of forfeiture (i.e., become vested) after the expiration of five years following the grant date (the applicable Restriction Period). Generally, if a participant terminates employment prior to the expiration of the Restriction Period, the award will lapse and all shares of common stock still subject to the restriction shall be forfeited.
The following table presents certain information regarding stock option plan transactions.

	As of and For the Years Ended December 31,
	2005 (1)		2004 (1)		2003 (1)
		Exercise Price		Exercise Price		Exercise Price
	Options	Per Option(2)	Options	Per Option(2)	Options	Per Option(2)
Outstanding at beginning of year	7,931,100	$10.86	6,704,100	$9.18	5,670,225	$8.27
Granted	1,485,000	$23.34	1,440,750	$17.70	1,452,000	$12.20
Exercised	(854,859)	$5.36	(201,750)	$5.71	(319,125)	$6.45
Canceled	(77,250)	$17.58	(12,000)	$14.97	(99,000)	$10.23

Outstanding at end of year	8,483,991	$13.54	7,931,100	$10.86	6,704,100	$9.18

Exercisable at end of year	1,474,491		1,363,350		969,600
Weighted-average fair value of options granted during the year (2)		$9.40		$6.21		$3.76
The following table presents certain information regarding stock options outstanding at December 31, 2005.

	Outstanding	Exercise Price	Remaining		Exercise Price
	At December	Per	Contractual Life	Exercisable at	Per
Range of Exercise Prices	31, 2005	Option(2)	(Years)(2)	December 31, 2005	Option(2)
$2.83 to $5.00	856,398	$3.92	2.2	856,398	$3.92
$5.60 to $7.67	291,693	$7.37	3.8	291,693	$7.37
$7.83 to $11.17	2,271,900	$9.38	5.8	200,400	$9.89
$11.42 to $14.16	1,981,500	$12.97	6.9	126,000	12.83
$15.33 to $19.14	1,615,500	$17.40	8.2	—	$—
$22.62 to $28.30	1,467,000	$23.35	9.2	—	—

	8,483,991	$13.54		1,474,491	$6.18

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	Weighted Average.

(3)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.
The following table presents information regarding restricted stock award transactions:

		Weighted Average
	Restricted Stock	Grant Date Fair
	Shares (1)	Value (1)
Unvested at beginning of year	—	—
Granted (2)	145,140	$27.74
Vested	—	—
Forfeited	(3,675)	$27.52

Unvested at end of year	141,465	$27.75

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	Initial grant of restricted stock awards pursuant to the Plan occurred during 2005
The Company has established the following stock purchase plans (all share and purchase rights granted amounts have been restated to reflect a three-for-one split of the Company’s common stock which was distributed on March 1, 2006):
Employee Stock Purchase Plan (the “Stock Purchase Plan”): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan as amended is 3,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 217,806 and 139,998 shares in 2005 and 2004, respectively. The weighted-average fair value of those purchase rights granted in 2005 and 2004 was $4.13 and $2.79, respectively.
The Nonqualified Employee Stock Purchase Plan (the “Nonqualified Stock Plan”): The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 3,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company issued 1,263,600 and 390,822 shares in 2005 and 2004, respectively. The weighted-average fair value of those purchase rights granted in 2005 and 2004 was $4.03 and $2.79, respectively.
Directors Stock Purchase Plan (“Directors Plan”): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 150,000. Non-employee Directors, during monthly offering periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 8,883 and 15,627 shares in 2005 and 2004, respectively. The weighted-average fair value of those purchase rights granted in 2005 and 2004 was $3.90 and $2.81, respectively.
Preferred Agents Stock Purchase Plan (“Preferred Agents Plan”): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 600,000. Eligible Preferred Agents during designated offering periods may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Preferred Agents Plan, the Company issued 62,997 shares in 2004. The weighted-average fair value of those purchase rights granted in 2004 was $2.79. There were no shares issued under the Preferred Agent Plan during 2005.
The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	2005	2004	2003
Expected Stock Volatility	33.9%	28.3%	23.2%
Risk-Free Interest Rate	3.8%	3.8%	3.1%
Expected Option Life (Years)	6.0	6.0	6.0
Expected Dividends	0.0%	0.0%	0.0%
14. Stock Repurchase Authorization
During the three years ended December 31, 2005, the Company repurchased 30,000 shares for approximately $0.3 million under its stock repurchase authorization. At December 31, 2005, $45.0 million remains under a $75.3 million stock purchase authorization.
15. Reinsurance
In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders. The loss and loss adjustment expense reserves ceded under such arrangements were $304.8 million and $324.9 million as of December 31, 2005 and 2004, respectively.
The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance receivables (excluding amounts ceded to voluntary and mandatory pool mechanisms) that are with companies rated “A” (Excellent) or better by A.M. Best Company or are fully collateralized was 89.7% and 95.8% as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the reinsurers listed in the table below. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and unearned premium less reinsurance receivables secured by collateral.

	As of December 31, 2005
	Unsecured Reinsurance
(In millions)	Receivables	A.M. Best Ratings
National Flood Insurance Program	$43.9	Not Rated - Voluntary Pool
Liberty Mutual Insurance Company	38.2	A
Florida Hurricane Catastrophe Fund	27.3	Not Rated - Mandatory Pool

	$109.4

Approximately $18.8 million of the Company’s reinsurance receivable balances at December 31, 2005 are with Converium Reinsurance North American Inc. (“CRNA”). During 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff. Of the $18.8 million of reinsurance receivable balances with CRNA, $1.8 million are receivables on paid losses, and $17.0 million are for receivables on unpaid loss and loss adjustment expenses. The Company is monitoring CRNA’s ability to pay claims, and at this time, believes that the amounts receivable from CRNA will be collectible.
The effect of reinsurance on premiums written and earned is as follows (in thousands):

	Written	Earned
For the Year Ended December 31, 2005
Direct Business	$1,260,693	$1,161,284
Reinsurance Assumed	4,222	4,012
Reinsurance Ceded	154,144	188,649

Net Premiums	$1,110,771	$976,647

Percentage Assumed of Net	0.4%	0.4%

For the Year Ended December 31, 2004:
Direct Business	$1,166,966	$1,055,152
Reinsurance Assumed	4,351	6,905
Reinsurance Ceded	256,785	291,809

Net Premiums	$914,532	$770,248

Percentage Assumed of Net	0.5%	0.9%

For the Year Ended December 31, 2003:
Direct Business	$898,170	$784,445
Reinsurance Assumed	7,823	5,053
Reinsurance Ceded	303,693	214,980

Net Premiums	$602,300	$574,518

Percentage Assumed of Net	1.3%	0.9%

16. Compensation Plans
The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 75% of the participant’s pre-tax contribution, subject to a maximum of 6% of the participant’s eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company’s contribution upon completion of four years of service. The Company’s total contributions to the plan were $1.3 million, $1.2 million and $0.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.
The Company sponsors an unfunded nonqualified key employee deferred compensation plan. Under the plan, deferred compensation benefits are provided through deferrals of base salary and bonus compensation (“Employee Deferrals”) and discretionary contributions by the Company (“Employer Contributions”) for a select group of management and highly compensated employees of the Company and its subsidiaries. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s interest in the portion of his or her plan deferral account that is attributable to Employee Deferrals are fully vested at all times. That portion of a participant’s plan deferral account attributable to Employer Contributions generally will vest over the course of a five year period beginning on the last day of the first year after the plan year for which the Employer Contribution was made. The amounts in each participant’s plan deferral account represent an obligation of the Company to pay the participant at some time in the future. The Company had a deferred compensation obligation pursuant to the plan amounting to $4.7 million and $3.2 million as of December 31, 2005 and 2004, respectively.
The Company also sponsors an unfunded nonqualified executive deferred compensation plan. Under the plan, deferred compensation benefits are provided by the Company through deferrals of base salary and bonus compensation for management and highly compensated executives designated by the Board of Directors. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s benefit under the plan is the amount of such participant’s plan deferral amount. The Company had a deferred compensation obligation pursuant to the plan amounting to $3.6 million and $1.1 million as of December 31, 2005 and 2004, respectively.
17. Commitments and Contingencies
The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company also is not involved in any pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.
Operating Leases:
The Company currently leases office space to serve as its headquarters location and 38 field offices for its production underwriters. In addition, the Company leases certain computer equipment and licenses certain computer software. Rental expense for operating leases was $5.1 million, $4.0 million and $3.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.
The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 were as follows (in thousands):
Year Ending December 31:

2006	$4,330
2007	4,020
2008	2,056
2009	1,249
2010 and Thereafter	1,359

Total Minimum Payments Required	$13,014

Open Commitments:
At December 31, 2005 the Company has open commitments of $3.7 million under certain limited partnership, information technology and corporate sponsorship agreements.
State Insurance Guaranty Funds:
As of December 31, 2005 and 2004, included in Other Liabilities in the Consolidated Balance Sheets were $12.8 million and $12.4 million, respectively, of liabilities for state guaranty funds. As of December 31, 2005 and 2004, included in Other Assets in the Consolidated Balance Sheets were $0.1 million and $0.4 million, respectively, of related assets for premium tax offsets or policy surcharges, The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.
State insurance facility assessments:
The Company continually monitors developments with respect to state insurance facilities. The Company is required to participate in various state insurance facilities that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of the Company’s participation, it may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

Among other state insurance facilities, the Company is subject to assessments from Florida Citizens Property Insurance Corporation (“Florida Citizens”), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens, at the discretion and direction of its Board of Governors (“Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. An insurer may recoup a regular assessment through a surcharge to policyholders. If a deficit remains after the regular assessment, Florida Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to Florida Citizens as collected. In addition, Florida Citizens may issue bonds to further fund a deficit. Participating companies are obligated to purchase any unsold bonds issued by Florida Citizens.
Florida Citizens reported a deficit for the 2004 plan year. During 2005, the Company paid its portion of the assessment totaling $12.5 million, of which $8.6 million is recoverable from certain of the Company’s reinsurers, resulting in a $3.9 million net assessment expense being recognized during 2005 for Citizen’s amounts assessed and paid during 2005. Any recoupments of the Citizens assessment through future policy surcharges will be allocated between the Company and its reinsurers. Recoupments are recorded as the related premiums are written.
Florida Citizens also reported losses from Hurricane Wilma in 2005, which followed the deficit for the 2004 plan year. Florida Citizens announced that a future assessment as a result of Citizens’ current financial deficit is both probable and can be reasonably estimated. As of December 31, 2005, the Company has accrued its estimated assessment of $12.4 million, which represents its portion of the maximum regular assessment available to Citizens. Of this amount, $10.4 million is recoverable from certain of the Company’s reinsurers, resulting in a $2.0 million net assessment expense being recognized during 2005 for Citizens assessments accrued as of December 31, 2005.
The Company continues to monitor developments with respect to various other state facilities such as the Mississippi Windstorm Underwriting Association, the Alabama Insurance Underwriting Association, and the Texas Windstorm Insurance Association. The ultimate impact of the 2005 hurricane season on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated by the facility. They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting the Company’s results of operations.
Florida Hurricane Catastrophe Fund
The Company and other insurance companies writing residential property policies in Florida must participate in the Florida Hurricane Catastrophe Fund (“FHCF”). If the FHCF does not have sufficient funds to pay its ultimate reimbursement obligations to participating insurance companies, it has the authority to issue bonds, which are funded by assessments on generally all property and casualty premiums in Florida. By law, these assessments are the obligation of insurance policyholders, which insurance companies must collect. The FHCF assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. Upon the order of the Florida Office of Insurance Regulation, companies are required to collect the FHCF assessments directly from residential property policyholders and remit them to the FHCF as they are collected.
18. Summary of Quarterly Financial Information — Unaudited
The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2005 and 2004 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005 (1)(2)	2005 (1)(2)	2005 (1)(2)	2005 (1)(2)
Net Earned Premiums	$236,755	$233,136	$244,770	$261,986
Net Investment Income	$13,491	15,373	$16,979	$17,866
Net Realized Investment Gain (Loss)	$10,798	$296	$1,097	$(2,582)
Net Loss and Loss Adjustment Expenses	$126,471	$115,802	$141,859	$119,874
Acquisition Costs and Other Underwriting Expenses	$63,948	$57,826	$67,542	$74,443
Goodwill Impairment Loss	$—	$—	$—	$25,724
Net Income	$45,571	$47,140	$35,090	$28,887
Basic Earnings Per Share (5)	$0.68	$0.68	$0.51	$0.42
Diluted Earnings Per Share (5)	$0.64	$0.64	$0.48	$0.39
Weighted-Average Common Shares Outstanding (5)	67,273,227	68,858,718	69,008,412	69,041,580
Weighted-Average Share Equivalents Outstanding (5)	4,310,019	4,461,048	4,368,114	4,925,142

Weighted-Average Shares and Share Equivalents Outstanding (5)	71,583,246	73,319,766	73,376,526	73,966,722

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004 (3)(4)	2004 (3)(4)	2004 (3)(4)	2004 (3)(4)
Net Earned Premiums	$171,422	$189,563	$187,845	$221,418
Net Investment Income	$9,973	10,800	$10,896	$11,821
Net Realized Investment Gain (Loss)	$1,778	$(1,061)	$268	$(224)
Net Loss and Loss Adjustment Expenses	$96,243	$107,317	$147,769	$124,786
Acquisition Costs and Other Underwriting Expenses	$47,354	$51,272	$56,863	$58,880
Net Income (Loss)	$26,761	$26,667	$(2,095)	$32,351
Basic Earnings (Loss) Per Share (5)	$0.41	$0.40	$(0.03)	$0.48
Diluted Earnings (Loss) Per Share (5)	$0.39	$0.38	$(0.03)	$0.46
Weighted-Average Common Shares Outstanding (5)	66,054,810	66,333,696	66,692,187	66,771,270
Weighted-Average Share Equivalents Outstanding (5)	3,247,833	3,245,862	3,397,353	3,776,313

Weighted-Average Shares and Share Equivalents Outstanding (5)	69,302,643	69,579,558	70,089,540	70,547,583

(1)	Net Earned Premiums for the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 includes accrued profit commissions on certain reinsurance contracts of $1.3 million, $1.2 million, $0.8 million and $0.7 million, respectively.

(2)	Net Realized Investment Gain (Loss) for the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 includes non-cash realized losses of $0.1 million, $0.1 million, $0.1 million, and $1.9 million, respectively, as a result of impairment evaluations.

(3)	Net Earned Premiums for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 includes accrued profit commissions on certain reinsurance contracts of $4.2 million, $4.5 million, $4.6 million and $2.3 million, respectively.

(4)	Net Realized Investment Gain (Loss) for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 includes non-cash realized losses of $1.0 million, $1.7 million, $5.7 million, and $1.5 million, respectively, as a result of impairment evaluations.

(5)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
19. Segment Information
The Company’s operations are classified into three reportable business segments which are organized around its three underwriting divisions: The Commercial Lines Underwriting Group which has underwriting responsibility for the commercial multi-peril package, commercial automobile and commercial property insurance products; The Specialty Lines Underwriting Group which has underwriting responsibility for the errors and omissions and management liability products and The Personal Lines Group which designs, markets and underwrites personal property and casualty insurance products for the homeowners and manufactured housing markets. Each business segment’s responsibilities include: pricing, managing the risk selection process, and monitoring the loss ratios by product and insured. The reportable segments operate solely within the United States and have not been aggregated.

The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment’s performance based upon premium production and the associated loss experience which includes paid losses, an amount determined on the basis of claim adjusters’ evaluation with respect to insured events that have occurred and an amount for losses incurred that have not been reported. Investments and investment performance including investment income and net realized investment gain; acquisition costs and other underwriting expenses including commissions, premium taxes and other acquisition costs; and other operating expenses are managed at a corporate level by the corporate accounting function in conjunction with other corporate departments and are included in “Corporate”.
Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
2005:
Gross Written Premiums	$960,344	$205,306	$99,265	$—	$1,264,915

Net Written Premiums	$904,707	$159,112	$46,952	$—	$1,110,771

Revenue:
Net Earned Premiums	$778,407	$151,678	$46,562	$—	$976,647
Net Investment Income	—	—	—	63,709	63,709
Net Realized Investment Gain	—	—	—	9,609	9,609
Other Income	—	—	943	521	1,464

Total Revenue	778,407	151,678	47,505	73,839	1,051,429

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	375,590	93,824	34,592	—	504,006
Acquisition Costs and Other Underwriting Expenses	—	—	—	263,759	263,759
Other Operating Expenses	—	—	370	16,754	17,124
Goodwill Impairment Loss	—	—	25,724	—	25,724

Total Losses and Expenses	375,590	93,824	60,686	280,513	810,613

Income Before Income Taxes	402,817	57,854	(13,181)	(206,674)	240,816
Total Income Tax Expense	—	—	—	84,128	84,128

Net Income	$402,817	$57,854	$(13,181)	$(290,802)	$156,688

Total Assets	$—	$—	$227,122	$2,700,704	$2,927,826

2004:
Gross Written Premiums	$874,018	$184,419	$112,880	$—	$1,171,317

Net Written Premiums	$720,639	$154,130	$39,763	$—	$914,532

Revenue:
Net Earned Premiums	$614,151	$134,050	$22,047	$—	$770,248
Net Investment Income	—	—	—	43,490	43,490
Net Realized Investment Gain	—	—	—	761	761
Other Income	—	—	3,426	931	4,357

Total Revenue	614,151	134,050	25,473	45,182	818,856

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	303,847	123,597	48,671	—	476,115
Acquisition Costs and Other Underwriting Expenses	—	—	—	214,369	214,369
Other Operating Expenses	—	—	1,969	7,470	9,439

Total Losses and Expenses	303,847	123,597	50,640	221,839	699,923

Income Before Income Taxes	310,304	10,453	(25,167)	(176,657)	118,933
Total Income Tax Expense	—	—	—	35,250	35,250

Net Income	$310,304	$10,453	$(25,167)	$(211,907)	$83,683

Total Assets	$—	$—	$248,031	$2,237,625	$2,485,656

2003:
Gross Written Premiums	$662,339	$154,105	$89,549	$—	$905,993

Net Written Premiums	$463,853	$107,911	$30,536	$—	$602,300

Revenue:
Net Earned Premiums	$431,535	$108,809	$34,174	$—	$574,518
Net Investment Income	—	—	—	38,806	38,806
Net Realized Investment Gain	—	—	—	794	794
Other Income	—	—	5,092	427	5,519

Total Revenue	431,535	108,809	39,266	40,027	619,637

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	273,487	65,075	20,615	—	359,177
Acquisition Costs and Other Underwriting Expenses	—	—	—	162,912	162,912
Other Operating Expenses	—	—	4,050	3,772	7,822

Total Losses and Expenses	273,487	65,075	24,665	166,684	529,911

Income Before Income Taxes	158,048	43,734	14,601	(126,657)	89,726
Total Income Tax Expense	—	—	—	27,539	27,539

Net Income	$158,048	$43,734	$14,601	$(154,196)	$62,187

Total Assets	$—	$—	$148,409	$1,722,532	$1,870,941

20. Subsequent Events
During January 2006, the Company entered into a Reinsurance Commutation and Release Agreement effective as of January 1, 2006 with respect to the 2004 Whole Account Net Quota Share Reinsurance contract. As a result of this commutation, the Company reduced its Funds Held Payable to Reinsurer liability by approximately $39.2 million, offset by an increase to its net Unpaid Loss and Loss Adjustment Expenses by $31.9 million, an increase to its net Unearned Premiums by $0.3 million and a reduction to its previously recorded profit commission receivable by approximately $7.0 million, in each case effective as of January 1, 2006. No gain or loss was realized as a result of this commutation.
On February 7, 2006, the Board of Directors approved a three-for-one split of the Company’s common stock payable to shareholders of record on February 20, 2006 for distribution on March 1, 2006. Weighted average common shares outstanding, equivalents outstanding, basic earnings per share and diluted earnings per share have been restated for all periods presented to reflect this stock split.

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

(c)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2005:

	Number of
	securities to be
	issued upon	Weighted-average	Number of securities remaining
	exercise of	exercise price of	available for future issuance
	outstanding	outstanding	under equity compensation
	options, warrants	options, warrants	plans (1) (excluding securities
	and rights (1)	and rights (1)	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,483,991	$13.54	7,109,319	(2)
Equity compensation plans not approved by security holders	—	—	442,353	(3)

Total	8,483,991	$13.54	7,551,672

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	Includes 618,915, 837,138, 5,631,210 and 22,056 shares of the Company’s common stock available for future issuance under the Company’s Non-Qualified Employee Stock Purchase Plan, Employee Stock Purchase Plan, Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and Directors Stock Purchase Plan, respectively.

(3)	These shares of the Company’s common stock are available for future issuance under a stock purchase plan for the Company’s eligible Preferred Agents approved by the Company’s Board of Directors. Under this Plan the Company’s eligible Preferred Agents may purchase shares of the Company’s common stock during 30 day offering periods as designated by the Company’s Preferred Agent Committee at a per share price equal to 85% of the lesser of the fair market value of a share of the Company’s common stock on the first business day of the offering period or the last day of the offering period. Any shares purchased pursuant to the Plan are restricted for a period of two-years, measured from the first day of the relevant offering period, and no eligible Preferred Agent is permitted to purchase shares under the plan during any three consecutive calendar years having an aggregate value in excess of $100,000.

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

PART IV
Item 15. — EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) Financial Statements and Exhibits
     1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 49 are filed as part of this Report.
     2. Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.		Description

3.1	A	Articles of Incorporation of Philadelphia Insurance, as amended to date.

3.1.1	A	Amendment to Articles of Incorporation of Philadelphia Insurance.

3.1.2	G	Amendment to Articles of Incorporation, Philadelphia Consolidated Holding Corp.

3.2	A	By-laws of Philadelphia Insurance, as amended to date.

3.21	P	By-Laws of Philadelphia Consolidated Holding Corp. (as Amended through April 29, 2005).

3.22	Q	Amendment to the Company’s bylaws effective as of April 29, 2005.

10.1	A
General Agency Agreement, effective December 1, 1987, between MIA and Providence Washington Insurance Company, as amended to date, together with related Quota Share Reinsurance Agreements, as amended to date.

10.2	A (1)	Wheelways Salary Savings Plus Plan Summary Plan Description.

10.3	A	Key Man Life Insurance Policies on James J. Maguire

10.4	A	Tax Sharing Agreement, dated July 16, 1987, between Philadelphia Insurance and PIC, as amended to date.

10.5	A	Tax Sharing Agreement, dated November 1, 1986, between Philadelphia Insurance and PIIC, as amended to date.

10.6	C (1)	Management Agreement dated May 20, 1991, between PIIC and MIA, as amended September 25, 1996.

10.7	C (1)	Management Agreement dated October 23, 1991, between PIC and MIA, as amended September 25, 1996.

10.8	B (1)	Employee Stock Purchase Plan.

10.9	B (1)	Cash Bonus Plan.

10.10	B (1)	Executive Deferred Compensation Plan.

10.11	D (1)	Directors Stock Purchase Plan

10.12	E
Casualty Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Property Per Risk Excess of Loss Reinsurance Agreement effective January 1, 1997 and Property Facultative Excess of Loss Automatic Reinsurance Agreement effective January 1, 1997.

10.13	E	Automobile Leasing Residual Value Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Second Casualty Excess of Loss Reinsurance Agreement, effective January 1, 1997.

10.14	F	Plan and Agreement of Merger Between Philadelphia Consolidated Holding Corp. and The Jerger Co. Inc.

Exhibit No.		Description

10.15	G(1)
Philadelphia Insurance Companies Non Qualified Employee Stock Purchase Plan — incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (file no. 333-91216) filed with the Securities and Exchange Commission on June 26, 2002.

10.16	G (1)
Philadelphia Insurance Companies Key Employee Deferred Compensation Plan — incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (file no. 333-90534) filed with the Securities and Exchange Commission on June 14, 2002.

10.17	G (1)	Employment Agreement with James J. Maguire, Jr. effective June 1, 2002.

10.18	G (1)	Employment Agreement with Sean S. Sweeney effective June 1, 2002.

10.19	G (1)	Employment Agreement with Craig P. Keller effective June 1, 2002.

10.20	H (1)	Employment Agreement with James J. Maguire effective June 1, 2002.

10.21	H (1)	Employment Agreement with Christopher J. Maguire effective June 1, 2002.

10.22	I	AQS, Inc. Software License Agreement, dated October 1, 2002.

10.23	I(1)	Employment Agreement with P. Daniel Eldridge effective October 1, 2002.

10.24	J	Florida Hurricane Catastrophe Fund Reimbursement Contract Effective June 1, 2003.

10.25	K	Quota Share Reinsurance Contract with Swiss Reinsurance America Corporation effective May 15, 2003 covering policies within the Custom Harvest Program.

10.26	K	Excess of Loss Agreement of Reinsurance No. 9034 with General Reinsurance Corporation effective January 1, 2003.

10.27	K	Addendum No. 3 to the Casualty Excess of Loss Reinsurance Agreement No. TC988A, B with Swiss Reinsurance American Corporation effective January 1, 2003.

10.28	K	Property Excess of Loss Agreement of Reinsurance No. TP1600E with Swiss Reinsurance America Corporation effective January 1, 2003.

10.29	K
Casualty Excess of Loss Reinsurance Contract with American Re-Insurance Company, Converium Reinsurance (North America) Inc., Endurance Specialty Insurance Limited, Liberty Mutual Insurance Company effective January 1, 2003.

10.30	L
Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015555 and Philadelphia Indemnity Insurance Company Master Policy PHUB015555-01.

10.31	L
Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015557 and Philadelphia Indemnity Insurance Company Master Policy PHUB015557-01.

10.32	L	Non Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and Liabilities Agreement (s) effective June 1, 2003.

10.33	L	Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and Liabilities Agreement (s) effective June 1, 2003.

10.34	L	Excess Catastrophe Reinsurance Contract with Federal Insurance Company through Chubb Re, Inc. effective June 1, 2003.

10.35	L	Whole Account Net Quota Share Reinsurance Contract with Federal Insurance Company through Chubb Re, Inc. and Swiss Reinsurance America Corporation effective April 1, 2003.

Exhibit No.		Description

10.36	M	Whole Account Net Quota Share Reinsurance Contract effective as of January 1, 2004 (Addendum No. 1)

10.37	M	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective as of June 1, 2004

10.38	M	Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2004

10.39	M	Property Per Risk 1st and 2nd Excess Reinsurance Contract effective as of January 1, 2004 (Endorsement No. 1)

10.40	M(1)	Amended and Restated Employment Agreement with James J. Maguire effective as of January 1, 2004

10.41	N	Gap Quota Share Reinsurance Contract effective as of April 1, 2004

10.42	N	Casualty (Clash) Excess of Loss effective January 1, 2004

10.43	N	Casualty Semi-Automatic Facultative Excess of Loss reinsurance binder with Berkley Insurance Company effective April 1, 2004

10.44	N	Casualty Automatic Facultative certificate with B F Re Underwriters, LLC effective June 1, 2004. RE Philadelphia Insurance Companies certificate number 423004P1

10.45	N	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Liberty American Insurance Company)

10.46	N	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Mobile USA Insurance Company)

10.47	O	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004.

10.48	O	Underlying Excess Catastrophe and Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004.

10.49	O	35% Florida Only Third and Fourth Catastrophe Event Reinsurance Contract effective September 2, 2004.

10.50	O	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective September 3, 2004.

10.51	P	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.52	P	$50 million excess of $90 million Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.53	P	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective September 1, 2004 with the Subscribing Reinsurers.

10.54	P	$5 million excess of $190 million Florida Only Catastrophe Excess Reinsurance Contract effective September 10, 2004 with the Subscribing Reinsurers.

10.55	P	Underlying Excess Catastrophe Reinsurance Contract effective July 1, 2004 with the Subscribing Reinsurers.

10.56	P	Casualty Excess of Loss Contract effective January 1, 2005 with Swiss Reinsurance America Corporation.

10.57	P	Addendum Number 2 to the Property Excess of Loss Contract effective January 1, 2005 with Swiss Reinsurance America Corporation.

10.58	P	Preliminary Endorsement No. 2 to the Property Per Risk 1st and 2nd Excess Reinsurance Contract effective January 1, 2005 with General Reinsurance Corporation.

10.59	P	2003 Whole Account Net Quota Share Reinsurance Commutation and Release agreement effective January 1, 2005 with Chubb Re, Inc.

10.60	P	2003 Whole Account Net Quota Share Reinsurance Commutation and Release agreement effective January 1, 2005 with Swiss Reinsurance America Corporation.

10.61	Q	Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

Exhibit No.		Description

10.62	Q	65% Florida Only Third and Fourth Event Excess Catastrophe Reinsurance Contract effective September 1, 2004 with the Subscribing Reinsurers.

10.63	Q	$45 million excess of $195 million Florida Only Catastrophe Reinsurance Contract effective September 10, 2004 with the Subscribing Reinsurers.

10.64	Q	$6.5 million excess of $3.5 million Florida Only Fifth Event Catastrophe Reinsurance Contract effective September 24, 2004 with the Subscribing Reinsurers.

10.65	Q	$50 million excess of $240 million Florida Only Catastrophe Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.66	Q	$40 million excess of $50 million Florida Only Third Event Catastrophe Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.67	Q	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.68	Q	Florida Hurricane Catastrophe Fund Reinsurance Contract effective June 1, 2005 (Liberty American Insurance Company)

10.69	Q	Florida Hurricane Catastrophe Fund Reinsurance Contract effective June 1, 2005 (Mobile USA Insurance Company)

10.70	Q	Excess Catastrophe Reinsurance Contract effective June 1, 2005 (Preliminary Agreement).

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

Exhibit No.		Description

10.71	Q
Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005 (Preliminary Agreement). The participating reinsurers are ACE Tempest Reinsurance LTD, AXIS Specialty Limited, Everest Reinsurance Company, Munchener Ruckversicherungs — Gesellschaft and Rosemont Reinsurance LTD at varying levels of participation.

10.72	Q	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2005 (Preliminary Agreement).

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

The participating reinsurers on the $65.0 million excess of $120.0 million in coverage are American Re Broker Market, Ascot Insurance Services Limited, AXIS Specialty Limited (Bermuda), AXA Re, Hannover Re (Bermuda) Ltd., Montpelier Reinsurance Ltd., Munchener Ruckversicherungs - Gesellschaft, Partner Re (Bermuda), PXRE Reinsurance, Rosemont Reinsurance LTD, Swiss Re Underwriting Agency Inc., Transatlantic Reinsurance Co., XL Re Limited, Syndicate #2001, Syndicate #2020 and Syndicate #2791 at varying levels of participation.

10.73	Q	Third Event Catastrophe Reinsurance Contract effective September 3, 2004 with the Subscribing Reinsurers for 50% share.

10.74	Q	Third Event Catastrophe Reinsurance Contract effective September 3, 2004 with the Subscribing Reinsurers for 50% share.

10.75	Q (1)	Amendment and Restatement of the Company’s Employees’ Stock Incentive and Performance Based Compensation Plan.

10.76	Q (1)	Form of Stock Option Award Agreement.

10.77	Q (1)	Form of Restricted Stock Award Agreement.

Exhibit No.		Description

10.78	R
Casualty Excess of Loss Reinsurance Contract and Endorsement No. 1 effective January 1, 2005. The participating reinsurers are Ace Property & Casualty Insurance Company, Allied World Assurance Company, Ltd., Liberty Mutual Insurance Company, Max Re Ltd.

10.79	R
Florida Only Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005. The participating reinsurers are ACE Tempest Reinsurance LTD, Aspen Insurance UK LTD, AXIS Specialty Limited, Hannover Re (Bermuda) Ltd., Rosemont Reinsurance LTD, Syndicate #0958 and Syndicate #2001 at varying levels of participation.

10.80	R	Professional Liability Insurance Quota Share Contract effective July 1, 2005 with Cumis Insurance Society, Inc.

21	R	List of Subsidiaries of the Registrant.

23	R	Consent of Independent Registered Public Accounting Firm.

24	A	Power of Attorney

31.1	R	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	R	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	R	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	R	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to the Exhibit filed with the Registrant’s Form S-1 Registration Statement under the Securities Act of 1933 (Registration No. 33-65958).

B	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated by reference.

C	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

D	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.

E	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

F	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

G	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference.

H	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference.

I	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

J	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference.

K	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference.

L	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference.

M	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated by reference.

N	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated by reference.

O	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference.

P	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated by reference.

Q	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated by reference.

R	Filed herewith.

(1)	Compensatory Plan or Arrangement, or Management Contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Philadelphia Consolidated Holding Corp.

By: James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
March 10, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

James J. Maguire, Jr. James J. Maguire, Jr.	President & Chief Executive Officer, (Principal Executive Officer)	March 10, 2006

Craig P. Keller Craig P. Keller	Executive Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

James J. Maguire James J. Maguire	Chairman of the Board of Directors	March 10, 2006

Sean S. Sweeney Sean S. Sweeney	Executive Vice President, Director	March 10, 2006

Aminta Hawkins Breaux Aminta Hawkins Breaux	Director	March 10, 2006

Michael J. Cascio Michael J. Cascio	Director	March 10, 2006

Elizabeth H. Gemmill Elizabeth H. Gemmill	Director	March 10, 2006

Margaret M. Mattix Margaret M. Mattix	Director	March 10, 2006

Donald A. Pizer Donald A. Pizer	Director	March 10, 2006

Ronald R. Rock Ronald R. Rock	Director	March 10, 2006

Dirk A. Stuurop Dirk A. Stuurop	Director	March 10, 2006

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule I — Summary of Investments — Other than Investments in Related Parties
As of December 31, 2005
(Dollars in Thousands)

		COLUMN C	COLUMN D
		Estimated	Amount at which
COLUMN A	COLUMN B	Market	shown in the
Type of Investment	Cost *	Value	Balance Sheet
Fixed Maturities:
Bonds:
United States Government and Government Agencies and Authorities	$339,849	$333,984	$333,984
States, Municipalities and Political Subdivisions	821,456	819,635	819,635
Foreign Governments	4,718	4,665	4,665
Public Utilities	35,787	34,940	34,940
All Other Corporate Bonds	573,237	565,267	565,267
Redeemable Preferred Stock	3,168	3,039	3,039

Total Fixed Maturities	1,778,215	1,761,530	1,761,530

Equity Securities:
Common Stocks:
Public Utilities	7,944	8,228	8,228
Banks, Trust and Insurance Companies	20,131	21,313	21,313
Industrial, Miscellaneous and all other	132,352	143,412	143,412
Non-redeemable Preferred Stocks	499	502	502

Total Equity Securities	160,926	173,455	173,455

Total Investments	$1,939,141	$1,934,985	$1,934,985

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.
See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II
Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(In Thousands, Except Share Data)

	As of December 31,
	2005	2004
ASSETS
Cash and Cash Equivalents	$196	$117
Equity in and Advances to Unconsolidated Subsidiaries (a)	815,735	645,404
Income Taxes Recoverable	1,266	—

Total Assets	$817,197	$645,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income Taxes Payable	—	881
Other Liabilities	$701	$483

Total Liabilities	701	1,364

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 69,266,016 and 66,821,751 Shares Issued and Outstanding	336,277	292,856
Notes Receivable from Shareholders	(7,217)	(5,465)
Restricted Stock Deferred Compensation Cost	(3,520)	—
Accumulated Other Comprehensive Income (Loss)	(2,702)	19,796
Retained Earnings	493,658	336,970

	816,496	644,157

Total Liabilities and Shareholders’ Equity	$817,197	$645,521

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
Share information restated to reflect a three-for-one split of the Company’s Common Stock distributed on March 1, 2006.
See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Operations
(In Thousands)

	For the Years Ended December 31,
	2005	2004	2003
Revenue:
Dividends from Subsidiaries (a)	$35,797	$11,838	$61,348
Net Realized Investment Loss	(3,148)	—	—

Total Revenue	32,649	11,838	61,348

Other Expenses	3,385	2,573	778

Total Expenses	3,385	2,573	778

Income, Before Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries	29,264	9,265	60,570
Income Tax Benefit	(2,287)	(901)	(272)

Income, Before Equity in Earnings of Unconsolidated Subsidiaries	31,551	10,166	60,842
Equity in Earnings of Unconsolidated Subsidiaries	125,137	73,517	1,345

Net Income	$156,688	$83,683	$62,187

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

See Notes to Consolidated Financial Statements included in Item 8.
Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Cash Flows
(In Thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net Income	$156,688	$83,683	$62,187
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Earnings of Unconsolidated Subsidiaries	(125,137)	(73,517)	(1,345)
Net Realized Investment Loss	3,148	—	—
Change in Other Liabilities	218	56	(188)
Change in Other Assets	—	1	—
Change in Income Taxes Recoverable	(2,147)	(401)	35
Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	6,952	1,031	889

Net Cash Provided by Operating Activities	39,722	10,853	61,578

Cash Flows Used by Investing Activities:
Net Transfers to Subsidiaries (a)	(67,141)	(21,577)	(65,794)
Settlement of Cash Flow Hedge	(3,148)	—	—

Net Cash Used by Investing Activities	(70,289)	(21,577)	(65,794)

Cash Flows From Financing Activities:
Proceeds from Exercise of Employee Stock Options	4,582	1,151	2,057
Proceeds from Collection of Notes Receivable	2,343	2,305	2,028
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	23,721	7,260	432
Cost of Common Stock Repurchased	—	—	(300)

Net Cash Provided by Financing Activities	30,646	10,716	4,217

Net Increase (Decrease) in Cash and Equivalents	79	(8)	1
Cash and Cash Equivalents at Beginning of Year	117	125	124

Cash and Cash Equivalents at End of Year	$196	$117	$125

Cash Dividends Received From Unconsolidated Subsidiaries	$35,797	$11,838	$61,348

Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange for Notes Receivable	$4,095	$2,326	$1,065

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule III — Supplementary Insurance Information
As of and For the Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

		COLUMN C
		Future Policy		COLUMN E			COLUMN H	COLUMN I
	COLUMN B	Benefits,		Other Policy			Benefits,	Amortization of
	Deferred Policy	Losses, Claims	COLUMN D	Claims and	COLUMN F	COLUMN G	Claims, Losses,	Deferred Policy	COLUMN J	COLUMN K
COLUMN A	Acquisition	and Loss	Unearned	Benefits	Premium	Net Investment	and Settlement	Acquisition	Other Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2005:
Commercial Lines	$—	$859,209	$481,568		$778,407	$—	$375,590	$—	$—	$904,707
Specialty Lines	—	306,765	97,028		151,678	—	93,824	—	—	159,112
Personal Lines	—	79,789	52,872		46,562	—	34,592	—	—	46,952
Corporate	129,486	—	—		—	63,709	—	208,914	54,845	—

Total	$129,486	$1,245,763	$631,468		$976,647	$63,709	$504,006	$208,914	$54,845	$1,110,771

2004:
Commercial Lines	$—	$633,859	$395,035		$614,151	$—	$303,847	$—	$—	$720,639
Specialty Lines	—	228,269	85,981		134,050	—	123,597	—	—	154,130
Personal Lines	—	134,539	50,833		22,047	—	48,671	—	—	39,763
Corporate	91,647	—	—		—	43,490	—	131,557	82,812	—

Total	$91,647	$996,667	$531,849		$770,248	$43,490	$476,115	$131,557	$82,812	$914,532

2003:
Commercial Lines	$—	$477,483	$309,596		$431,535	$—	$273,487	$—	$—	$463,853
Specialty Lines	—	136,000	71,743		108,809	—	65,075	—	—	107,911
Personal Lines	—	13,603	41,250		34,174	—	20,615	—	—	30,536
Corporate	56,288	—	—		—	38,806	—	109,888	53,024	—

Total	$56,288	$627,086	$422,589		$574,518	$38,806	$359,177	$109,888	$53,024	$602,300

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule IV — Reinsurance
Earned Premiums
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Ceded to	Assumed		Percentage of
	Gross	Other	from Other		Amount
	Amount	Companies	Companies	Net Amount	Assumed to Net
2005

Property and Casualty Insurance	$1,161,284	$188,649	$4,012	$976,647	0.4%

2004

Property and Casualty Insurance	$1,055,152	$291,809	$6,905	$770,248	0.9%

2003

Property and Casualty Insurance	$784,445	$214,980	$5,053	$574,518	0.9%

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule VI — Supplemental Information Concerning Property — Casualty Insurance Operations
As of and For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in Thousands)

							Claims and Claims
							Adjustment Expenses
							Incurred Related to
										Paid Claims
		Reserve for Unpaid	Discount if		Net	Net	(1)	(2)	Amortization of	and Claim
Affiliation with	Deferred Policy	Claims and Claim	Any deducted	Unearned	Earned	Investment	Current	Prior	deferred policy	Adjustment	Net Written
Registrant	Acquisition Costs	Adjustment Expenses	in Column C	Premiums	Premiums	Income	Year	Year	acquisition costs	Expenses	Premiums
COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
Consolidated Property – Casualty Entities
December 31, 2005	$129,486	$1,245,763	$0	$631,468	$976,647	$63,709	$533,906	$(29,900)	$208,914	$234,730	$1,110,771

December 31, 2004	$91,647	$996,667	$0	$531,849	$770,248	$43,490	$440,989	$35,126	$131,557	$285,891	$914,532

December 31, 2003	$56,288	$627,086	$0	$422,589	$574,518	$38,806	$314,609	$44,568	$109,888	$237,393	$602,300