Form 10-Q
period 2006-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2006-05-10
CIK 909109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
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
YES: ☐   NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 26, 2006.
Common Stock, no par value, 69,784,837 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended March 31, 2006

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets –March 31, 2006 and December 31, 2005	3

Consolidated Statements of Operations and Comprehensive Income — For the three months ended March 31, 2006 and 2005	4

Consolidated Statements of Changes in Shareholders’ Equity — For the three months ended March 31, 2006 and the year ended December 31, 2005	5

Consolidated Statements of Cash Flows — For the three months ended March 31, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-19

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.

Controls and Procedures	30

Part II — Other Information

Item 1.

Legal Proceedings	31

Item 1A.

Risk Factors	31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.

Defaults Upon Senior Securities	31

Item 4.

Submission of Matters to a Vote of Security Holders	31

Item 5.

Other Information	31

Item 6.

Exhibits	32

Signatures	33

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	March 31, 2006	December 31,
	(Unaudited)	2005
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,841,899 AND $1,778,215)	$1,808,325	$1,761,530
EQUITY SECURITIES AT MARKET (COST $215,567 AND $160,926)	236,310	173,455

TOTAL INVESTMENTS	2,044,635	1,934,985
CASH AND CASH EQUIVALENTS	115,479	74,385
ACCRUED INVESTMENT INCOME	18,129	18,095
PREMIUMS RECEIVABLE	264,319	286,778
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	327,953	396,248
DEFERRED INCOME TAXES	40,683	31,893
DEFERRED ACQUISITION COSTS	134,495	129,486
PROPERTY AND EQUIPMENT, NET	23,896	23,886
OTHER ASSETS	24,654	32,070

TOTAL ASSETS	$2,994,243	$2,927,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,270,631	$1,245,763
UNEARNED PREMIUMS	641,882	631,468

TOTAL POLICY LIABILITIES AND ACCRUALS	1,912,513	1,877,231
FUNDS HELD PAYABLE TO REINSURER	—	39,221
PREMIUMS PAYABLE	60,783	58,839
OTHER LIABILITIES	147,544	136,039

TOTAL LIABILITIES	2,120,840	2,111,330

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 69,782,270 AND 69,266,016 SHARES ISSUED AND OUTSTANDING	344,381	332,757
NOTES RECEIVABLE FROM SHAREHOLDERS	(6,617)	(7,217)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(8,340)	(2,702)
RETAINED EARNINGS	543,979	493,658

TOTAL SHAREHOLDERS’ EQUITY	873,403	816,496

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,994,243	$2,927,826

2005 share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
REVENUE:
NET EARNED PREMIUMS	$276,546	$236,755
NET INVESTMENT INCOME	20,062	13,491
NET REALIZED INVESTMENT GAIN (LOSS)	(394)	10,798
OTHER INCOME	491	480

TOTAL REVENUE	296,705	261,524

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	162,024	154,464
NET REINSURANCE RECOVERIES	(18,359)	(27,993)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	143,665	126,471
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	77,017	63,948
OTHER OPERATING EXPENSES	2,332	3,939

TOTAL LOSSES AND EXPENSES	223,014	194,358

INCOME BEFORE INCOME TAXES	73,691	67,166

INCOME TAX EXPENSE (BENEFIT):
CURRENT	29,124	24,275
DEFERRED	(5,754)	(2,680)

TOTAL INCOME TAX EXPENSE	23,370	21,595

NET INCOME	$50,321	$45,571

OTHER COMPREHENSIVE LOSS, NET OF TAX:
HOLDING LOSS ARISING DURING PERIOD	$(5,894)	$(16,496)
RECLASSIFICATION ADJUSTMENT	256	(7,019)

OTHER COMPREHENSIVE LOSS	(5,638)	(23,515)

COMPREHENSIVE INCOME	$44,683	$22,056

PER AVERAGE SHARE DATA:
BASIC EARNINGS PER SHARE	$0.73	$0.68

DILUTED EARNINGS PER SHARE	$0.70	$0.64

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	69,377,774	67,273,227
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	2,982,230	4,310,019

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	72,360,004	71,583,246

2005 share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Three
	Months Ended
	March 31, 2006	For the Year Ended
	(Unaudited)	December 31, 2005
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	69,266,016	66,821,751
ISSUANCE (FORFEITURE) OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	(6,675)	1,589,406
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	522,929	854,859

BALANCE AT END OF PERIOD	69,782,270	69,266,016

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$332,757	$292,856
ISSUANCE (FORFEITURE) OF SHARES PURSUANT TO STOCK PURCHASE PLANS	(92)	27,817
EFFECTS OF ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	11,655	11,939
OTHER	61	145

BALANCE AT END OF PERIOD	344,381	332,757

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(7,217)	(5,465)
NOTES RECEIVABLE (ISSUED) FORFEITURES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	118	(4,095)
COLLECTION OF NOTES RECEIVABLE	482	2,343

BALANCE AT END OF PERIOD	(6,617)	(7,217)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	(2,702)	19,796
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(5,638)	(22,498)

BALANCE AT END OF PERIOD	(8,340)	(2,702)

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	493,658	336,970
NET INCOME	50,321	156,688

BALANCE AT END OF PERIOD	543,979	493,658

TOTAL SHAREHOLDERS’ EQUITY	$873,403	$816,496

2005 share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$50,321	$45,571
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT LOSS (GAIN)	394	(10,798)
AMORTIZATION OF INVESTMENT PREMIUMS, NET OF DISCOUNT	2,905	2,896
DEPRECIATION	1,383	1,006
DEFERRED INCOME TAX BENEFIT	(5,754)	(2,680)
CHANGE IN PREMIUMS RECEIVABLE	22,459	16,605
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	29,074	26,935
CHANGE IN OTHER RECEIVABLES	(34)	(2,428)
CHANGE IN DEFERRED ACQUISITION COSTS	(5,009)	(8,003)
CHANGE IN INCOME TAXES PAYABLE	19,305	20,885
CHANGE IN OTHER ASSETS	7,196	12,176
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	24,868	15,326
CHANGE IN UNEARNED PREMIUMS	10,414	(2,907)
CHANGE IN OTHER LIABILITIES	1,313	7,885
FAIR VALUE OF STOCK BASED COMPENSATION	2,921	—
TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	—	3,365
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	(4,034)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	157,722	125,834

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	46,246	59,637
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	71,740	50,062
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	24,578	91,619
COST OF FIXED MATURITIES ACQUIRED	(189,571)	(312,503)
COST OF EQUITY SECURITIES ACQUIRED	(76,994)	(89,799)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(1,393)	(1,876)

NET CASH USED FOR INVESTING ACTIVITIES	(125,394)	(202,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	—	(44,787)
PROCEEDS FROM LOANS PAYABLE	—	11,381
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	4,224	2,407
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	482	557
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	26	23,666
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	4,034	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	8,766	(6,776)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,094	(83,802)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	74,385	195,496

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115,479	$111,694

CASH PAID DURING THE PERIOD FOR:
INCOME TAXES	$9,818	$—
INTEREST	$—	$165

NON-CASH TRANSACTIONS:
ISSUANCE (FORFEITURES) OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$(118)	$4,702
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended March 31, 2006 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.
2.	Investments

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

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.7 million and $0.1 million, respectively, for the three months ended March 31, 2006 and 2005.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Pursuant to this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. There were no non-cash realized investment losses recorded for the three months ended March 31, 2006 or 2005 as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table identifies the period of time securities with an unrealized loss at March 31, 2006 have continuously been in an unrealized loss position. None of the amounts displayed in the table are unrealized losses due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 2.7% and 20.0%, respectively, of the total estimated fair value, or 2.8% and 24.5%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in

“AAA” rated Mortgage Backed Securities issued by Agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Fixed Maturities:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale	(In Thousands)
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$3,710	$94	$29,984	$459	$33,694	$553

Obligations of States and Political Subdivisions	446,215	6,969	194,457	5,260	640,672	12,229

Corporate and Bank Debt Securities	43,649	1,024	165,595	6,474	209,244	7,498

Asset Backed Securities	115,641	1,370	15,989	544	131,630	1,914

Mortgage Pass-Through Securities	233,464	6,280	91,869	3,947	325,333	10,227

Collateralized Mortgage Obligations	172,663	3,556	48,706	1,696	221,369	5,252

Total Fixed Maturities Available for Sale	$1,015,342	$19,293	$546,600	$18,380	$1,561,942	$37,673

Equity Securities	63,973	4,016	—	—	63,973	4,016

Total Investments	$1,079,315	$23,309	$546,600	$18,380	$1,625,915	$41,689

Based upon the Company’s impairment evaluation as of March 31, 2006, it was concluded that the remaining unrealized losses in the table above are not other than temporary.

3.	Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, Obligations of U.S. Government Corporations and Agencies and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. At March 31, 2006 and December 31, 2005, the carrying value of the securities on deposit totaled $14.7 million and $15.1 million, respectively.
4.	Derivative Instruments

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

During the first quarter of 2005, a cash flow hedge derivative instrument was purchased to manage interest rate risk for a potential debt offering. Subsequent to the purchase of the cash flow hedge the Company decided against the issuance of a debt offering, and as a result the cash flow hedge became an ineffective hedge. For the three months ended March 31, 2005, the Company recorded the change in fair value of $0.3 million as a reduction to net realized investment gain. Subsequently, upon settlement, the loss in fair value increased to $3.2 million. The $2.9 million change in fair value since March 31, 2005 was recorded as a net realized investment loss during the three months ended June 30, 2005. The Company did not hold any other derivative instruments.
5.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and been reported to the Company and an amount for losses incurred that have not yet been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other factors such as legal, social, and economic developments. These estimates are reviewed regularly and any adjustments there from are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2006, the related adjustments could have a material adverse impact on the Company’s financial condition, and results of operations.

During the three months ended March 31, 2006, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident year 2005, and increased the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior by the following amounts:

Net Basis
increase (decrease)
(In millions)

Accident Year 2005	$(3.3)
Accident Year 2004	0.7
Accident Year 2003	0.2
Accident Years 2002 and prior	2.4

Total	$0.0

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial package policies and professional liability policies due to better than expected case incurred loss development.

For accident year 2004, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for commercial package polices due to higher than expected claim severity.

For accident years 2002 and prior, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for professional liability and commercial package policies due to higher than expected claim severity.

6.	Funds Held Payable To Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all of the Company’s lines of business on policies effective April 1, 2003 through December 31, 2003, and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 and thereafter. The Company received a provisional commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withheld the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account was also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement allowed for a profit commission to be paid to the Company upon commutation. Effective January 1, 2006 and January 1, 2005, the Company entered into Reinsurance Commutation and Release Agreements with respect to the 2004 Whole Account Net Quota Share Reinsurance Contract and the 2003 Whole Account Net Quota Share Reinsurance Contract, respectively. As a result of the commutation effective January 1, 2006, the Funds Held Payable to Reinsurer liability was reduced by approximately $39.2 million, offset by an increase to net Unpaid Loss and Loss Adjustment Expenses of $31.9 million, an increase to net Unearned Premiums of $0.3 million, and a reduction to the profit commission receivable of approximately $7.0 million. No gain or loss was realized as a result of this commutation.

Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and For the	As of and For the
	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005
Funds Held Payable to Reinsurer Balance at Beginning of Period	$39,221	$131,119

Net Written Premiums Ceded	—	(316)
Reinsurer Expense Allowance	—	11
Provisional Commission	—	(6,722)
Paid Loss and Loss Adjustment Expenses	—	(8,451)
Interest Credit	—	1,486
Commutation	(39,221)	(77,906)
Other	—	—

Subtotal Activity	(39,221)	91,898

Funds Held Payable to Reinsurer Balance at End of Period	$—	$39,221

The Company’s profit commission receivable based upon the experience of the underlying business ceded to this quota share reinsurance agreement was reduced to $0 million as of March 31, 2006 from $7.0 million as of December 31, 2005, as a result of the commutation effective January 1, 2006.

7.	Shareholders’ Equity

The Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) (formerly known as Philadelphia Consolidated Holding Corp. Stock Option Plan) provides incentives and awards to those employees and members of the Board (“participants”) largely responsible for the long term success to the Company.

The maximum number of shares of the Company’s common stock which may be subject to awards granted under the Plan are 18,750,000 (restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006), and the plan permits (but does not require) the grant of restricted stock awards under conditions meeting the “performance based” compensation requirements of Section 162(m) of the Internal Revenue Code. The maximum number of shares includes all shares previously available for grants under the stock option plan prior to the adoption of this Amended and Restated Plan. As of March 31, 2006, 4,644,357 shares of common stock remain reserved for future issuance pursuant to awards granted under the Plan. Stock options, restricted stock awards and stock settled appreciation rights (“SARS”) have been granted to employees, and restricted stock awards have been granted to the Company’s non-employee directors pursuant to the Plan as of March 31, 2006.

Under the Plan, the Company may grant stock options, SARS, restricted stock awards and restricted stock units to employees and members of the Board of Directors. During 2006, the Company granted SARS and restricted stock awards to certain employees and granted restricted stock awards to its non-employee directors. Stock options and SARS are granted for the purchase of common stock at a price not less than the fair market value on the grant date. Stock options and SARS are primarily exercisable after the expiration of five years following the grant date and expire ten years following the grant date. Compensation expense for stock options and SARS is recognized ratably over the vesting period. Stock options and SARS are generally forfeited by participants who terminate employment prior to vesting.

Compensation expense for restricted stock awards is recognized ratably over the vesting period (“Restriction Period”). Stock subject to restricted stock awards granted to employees during 2006 become free of the risk of forfeiture (i.e., become vested) generally after the expiration of five years following the grant date (the applicable Restriction Period). Stock subject to restricted stock awards granted to the Company’s non-employee directors during 2006 become free of the risk of forfeiture after the expiration of three years following the grant date. Generally, if a participant terminates employment prior to the expiration of the Restriction Period, the award will lapse and all shares of common stock still subject to the restriction shall be forfeited.

The following table presents certain information regarding stock option transactions.

	As of And For the Three Months		As of And For the Year Ended
	Ended March 31, 2006		December 31, 2005 (1)
		Exercise Price		Exercise Price
	Options	Per Option(2)	Options	Per Option(2)
Outstanding at beginning of period	8,483,991	$13.54	7,931,100	$10.86
Granted	—	$—	1,485,000	$23.34
Exercised	(512,621)	$8.24	(854,859)	$5.36
Canceled	(201,000)	$18.10	(77,250)	$17.58

Outstanding at end of period	7,770,370	$13.77	8,483,991	$13.54

Exercisable at end of period	2,151,370		1,474,491
Weighted-average fair value of options granted during the period (2)		$—		$9.40
The total intrinsic value of options exercised during the three months ended March 31, 2006 and the year ended December 31, 2005 was $13.1 million and $18.6 million, respectively.
The following table presents certain information regarding stock options outstanding at March 31, 2006.

	Outstanding	Exercise Price	Remaining		Exercise Price
	At March	Per	Contractual Life	Exercisable at	Per
Range of Exercise Prices	31, 2006	Option(2)	(Years)(2)	March 31, 2006	Option(2)
$2.83 to $5.00	841,398	$3.91	2.0	841,398	$3.91
$5.60 to $7.67	199,072	$7.60	3.6	199,072	$7.60
$7.83 to $11.17	1,866,900	$9.54	5.7	942,900	$9.89
$11.42 to $14.16	1,921,500	$12.97	6.6	168,000	$12.83
$15.33 to $19.14	1,549,500	$17.39	8.0	—	$—
$22.62 to $28.30	1,392,000	$23.39	8.9	—	$—

	7,770,370	$13.77		2,151,370	$6.34

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2006 was $157.3 million and $58.1 million, respectively. The total fair value of exercisable options at March 31, 2006 was $6.7 million.

The following table presents information regarding SARS transactions.

	As of And For the Three Months		As of And For the Year Ended
	Ended March 31, 2006		December 31, 2005 (1)
		Exercise Price		Exercise Price
	SARS	Per SAR (2)	SARS	Per SAR (2)
Outstanding at beginning of period	—	$—	—	$—
Granted	874,000	$33.11	—	$—
Exercised	—	$—	—	$—
Canceled	—	$—	—	$—

Outstanding at end of period	874,000	$33.11	—	$—

Exercisable at end of period	—		—
Weighted-average fair value of SARS granted during the period (2)		$14.38		$—
The following table presents certain information regarding SARS outstanding at March 31, 2006.

	Outstanding	Exercise Price	Remaining		Exercise Price
	At March	Per	Contractual Life	Exercisable at	Per
Range of Exercise Prices	31, 2006	SAR(2)	(Years)(2)	March 31, 2006	SAR(2)
$32.81 to $35.35	874,000	$33.11	9.8	—	$—
The aggregate intrinsic value of outstanding SARS at March 31, 2006 was $0.9 million.
The following table presents information regarding restricted stock award transactions.

	As of And For the Three Months		As of And For the Year Ended
	Ended March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average Grant		Average Grant
	Restricted Stock	Date Fair	Restricted Stock	Date Fair
	Shares (1)	Value (1)	Shares (1)	Value (1)
Unvested at beginning of period (1)	141,465	$27.75	—	$—
Granted	13,626	$33.00	145,140	$27.74
Vested	—	$—	—	$—
Forfeited	3,318	$28.63	(3,675)	$27.52

Unvested at end of period	151,773	$28.20	141,465	$27.75

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	Weighted Average.

(3)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.
As of March 31, 2006, there was $35.0 million of total unrecognized compensation costs related to stock options, SARS and restricted stock granted under the Company’s compensation plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.7 years.
The Company has established the following stock purchase plans (all 2005 share and purchase rights granted amounts have been restated to reflect a three-for-one split of the Company’s common stock which was distributed on March 1, 2006):

Employee Stock Purchase Plan (the “Stock Purchase Plan”): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan as amended is 3,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company did not issue shares for the three months ended March 31, 2006 and issued 217,806 shares for the year ended December 31, 2005. The weighted-average fair value of those purchase rights granted in 2005 was $4.13.
The Nonqualified Employee Stock Purchase Plan (the “Nonqualified Stock Plan”): The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 3,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company did not issue shares for the three months ended March 31, 2006 and issued 1,263,600 shares for the year ended December 31, 2005. The weighted-average fair value of those purchase rights granted in 2005 was $4.03.
Directors Stock Purchase Plan (“Directors Plan”): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 150,000. Non-employee Directors, during monthly offering periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 1,974 shares for the three months ended March 31, 2006 and 8,883 shares for the year ended December 31, 2005. The weighted-average fair value of those purchase rights granted in 2006 and 2005 was $5.68 and $3.90, respectively.
Preferred Agents Stock Purchase Plan (“Preferred Agents Plan”): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 600,000. Eligible Preferred Agents during designated offering periods may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. There were no shares issued under the Preferred Agent Plan for the three months ended March 31, 2006, or the year ended December 31, 2005.
The fair value of each stock option and SAR award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option and SAR terms, and employee terminations that are utilized within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options and SARS granted represents the period of time that stock option and SAR awards granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on history and expectation of dividend payouts. The ranges given below result from certain groups of employees exhibiting different behavior.

	For the Three Months	For the Year Ended
	Ended March 31, 2006	December 31, 2005
Expected Stock Volatility	33.5% - 35.5%	33.9%
Weighted Average Expected Stock Volatility	33.9%	33.9%
Risk-Free Interest Rate	4.4% - 4.8%	3.8% - 4.2%
Weighted Average Risk-Free Interest Rate	4.6%	3.8%
Expected Option Life (Years)	6.0 - 9.0	6.0
Weighted Average Expected Option Life (Years)	6.5	6.0
Expected Dividends	0.0%	0.0%
8.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three months ended March 31, 2006 and 2005, respectively (in thousands, except per share data):

	As of and For the Three Months
	Ended March 31,
	2006	2005 (1)
Weighted-Average Common Shares Outstanding	69,378	67,273

Weighted-Average Potential Shares Issuable	2,982	4,310

Weighted-Average Shares and Potential Shares Issuable	72,360	71,583

Net Income	$50,321	$45,571

Basic Earnings per Share	$0.73	$0.68

Diluted Earnings per Share	$0.70	$0.64

(1)	Share information restated to reflect a three-for-one split of the Company’s common stock and distributed on March 1, 2006.
9.	Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options, stock settled appreciation rights (“SARS”), restricted stock and employee stock purchases related to the Employee Stock Purchase Plan and Nonqualified Employee Stock Purchase Plan, based on fair values. The Company’s financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and SARS was $1.9 million, before income taxes for the three months ended March 31, 2006. During the three months ended March 31, 2005, no share-based compensation expense related to stock options was recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). During the three months ended March 31, 2006, share-based compensation expense related to restricted stock grants and imputed interest on employee stock purchase loans was $0.2 million which was recorded under APB 25.

Upon adoption of SFAS 123(R), the Company elected to value share-based payment awards granted beginning in 2006 using the Black-Scholes option-pricing model, (the “Black-Scholes model”), which was previously used for the pro forma information required under SFAS 123. The Black-Scholes model requires the input of certain assumptions. The Company’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The expected term of stock options and SARS represent the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees. The Company uses historical volatility in deriving the expected volatility assumption. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on history and expectation of dividend payouts.

As share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, forfeitures were estimated based on historical experience.

SFAS 123(R) requires that share-based compensation cost is recorded in the financial statements in the same classifications as the related employees’ cash compensation. Accordingly, upon adoption of SFAS 123(R), a portion of the share-based compensation cost related to unvested awards and new awards has been capitalized as part of the Company’s Deferred Acquisition Costs. As of March 31, 2006, approximately $0.8 million of share-based compensation cost is included in Deferred Acquisition Costs on the Consolidated Balance Sheet. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, share-based compensation costs were not capitalized.

The effect of recording share-based compensation expense for the three months ended March 31, 2006 is as follows:

Three Months Ended
(In thousands, except per share amounts)	March 31, 2006
Stock-based compensation expense	$2,108
Tax benefit	(738)

Net decrease in net income	$1,370

Stock-based compensation cost capitalized (gross of amortization) as deferred acquisition costs	$941

Effect on:
Cash flows from operating activities	$537
Cash flows from financing activities	$4,034

Effect on:
Net earnings per share — Basic	$0.02

Net earnings per share — Diluted	$0.00

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its share-based compensation under the fair value method of SFAS 123. The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

Three Months Ended
(In thousands, except per share amounts)	March 31, 2005 (1)
Net income, as reported	$45,571
Add: Stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	—
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(1,494)

Pro forma net income	$44,077

Net earnings per share — Basic:
As reported	$0.68

Pro forma	$0.66

Net earnings per share — Diluted:
As reported	$0.64

Pro forma	$0.62

(1)	Share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
10.	Income Taxes
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

	For the Three Months Ended		For the three Months Ended
	March 31, 2006		March 31, 2005
(In thousands)	Written	Earned	Written	Earned
Direct Business	$326,677	$316,340	$284,067	$286,772
Reinsurance Assumed	1,365	1,288	1,038	1,240
Reinsurance Ceded	40,086	41,082	31,319	51,257

Net Premiums	$287,956	$276,546	$253,786	$236,755

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $0.1 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

Approximately $19.0 million of the Company’s reinsurance receivable balances at March 31, 2006 are with Converium Reinsurance North American Inc. (“CRNA”). During 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff. Of the $19.0 million reinsurance receivable balances with CRNA, $2.5 million are receivables on paid losses and $16.5 million are receivables on unpaid loss and loss adjustment expense. The Company is monitoring CRNA’s ability to pay claims, and at this time, believes that the amounts with CRNA will be collectible.
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
State Insurance Guaranty Funds:
As of March 31, 2006 and December 31, 2005, included in Other Liabilities in the Consolidated Balance Sheets were $14.8 million and $12.8 million, respectively, of liabilities for state guaranty funds. As of March 31, 2006 and December 31, 2005, included in Other Assets in the Consolidated Balance Sheets were $0.1 million and $0.1 million, respectively, of related assets for premium tax offsets or policy surcharges, The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.
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
Among other state insurance facilities, the Company is subject to assessments from Florida Citizens Property Insurance Corporation (“Florida Citizens”), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Florida Citizens, at the discretion and direction of its Board of Governors (“Florida Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. An insurer may recoup a regular assessment through a surcharge to policyholders. If a deficit remains after the regular assessment, Florida Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to Florida Citizens as collected. In addition, Florida Citizens may issue bonds to further fund a deficit. Participating companies are obligated to purchase any unsold bonds issued by Florida Citizens.
Florida Citizens reported a deficit for the 2004 plan year. During 2005, the Company recognized a $3.9 million net (of reinsurance recoveries) assessment expense for Florida Citizen’s amounts assessed and paid during 2005. Any recoupments of the Florida Citizens assessment through future policy surcharges will be allocated between the Company and its reinsurers. Recoupments are recorded as the related premiums are written. During the three months ended March 31, 2006, the Company recognized a reduction to its net (of reinsurance recoveries) expense related to the Florida Citizens 2004 plan year of approximately $0.4 million, primarily attributable to policy surcharge recoupments.
During 2005, Florida Citizens also reported losses from Hurricane Wilma, which followed the deficit for the 2004 plan year and announced that a future assessment as a result of Florida Citizens’ current financial deficit was both probable and could be reasonably estimated. As of December 31, 2005, the Company accrued its estimated gross (of reinsurance recoveries) assessment of $12.4 million, which represented its portion of the maximum regular assessment available to Florida Citizens, and resulted in a $2.0 million net (of reinsurance recoveries) assessment expense during 2005. During the three months ended March 31, 2006, the Company recognized a reduction to its net (of reinsurance recoveries) expense related to this assessment of approximately $1.1 million due to changes in related reinsurance recoveries resulting from updated estimates of 2005 hurricane losses reported by Florida Citizens during 2006.
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
Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Losses arising during the three months ended March 31, 2006 and 2005 was $(3.2) million and $(8.9) million, respectively. The related tax effect of Reclassification Adjustments for the three months ended March 31, 2006 and 2005 was $0.1 million and $(3.8) million, respectively.
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
Following is a tabulation of business segment information for the three months ended March 31, 2006 and 2005. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

March 31, 2006:
Gross Written Premiums	$243,107	$58,068	$26,867	$—	$328,042

Net Written Premiums	$228,119	$45,428	$14,409	$—	$287,956

Revenue:
Net Earned Premiums	$224,370	$39,928	$12,248	$—	$276,546
Net Investment Income	—	—	—	20,062	20,062
Net Realized Investment Loss	—	—	—	(394)	(394)
Other Income	—	—	440	51	491

Total Revenue	224,370	39,928	12,688	19,719	296,705

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	110,798	26,819	6,048	—	143,665
Acquisition Costs and Other Underwriting Expenses	—	—	—	77,017	77,017
Other Operating Expenses	—	—	248	2,084	2,332

Total Losses and Expenses	110,798	26,819	6,296	79,101	223,014

Income Before Income Taxes	113,572	13,109	6,392	(59,382)	73,691

Total Income Tax Expense	—	—	—	23,370	23,370

Net Income	$113,572	$13,109	$6,392	$(82,752)	$50,321

Total Assets	$—	$—	$183,674	$2,810,569	$2,994,243

March 31, 2005:

Gross Written Premiums	$210,010	$53,635	$21,460	$—	$285,105

Net Written Premiums	$204,323	$36,301	$13,162	$—	$253,786

Revenue:
Net Earned Premiums	$183,718	$35,385	$17,652	$—	$236,755
Net Investment Income	—	—	—	13,491	13,491
Net Realized Investment Gain	—	—	—	10,798	10,798
Other Income	—	—	214	266	480

Total Revenue	183,718	35,385	17,866	24,555	261,524

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	90,297	25,832	10,342	—	126,471
Acquisition Costs and Other Underwriting Expenses	—	—	—	63,948	63,948
Other Operating Expenses	—	—	—	3,939	3,939

Total Losses and Expenses	90,297	25,832	10,342	67,887	194,358

Income Before Income Taxes	93,421	9,553	7,524	(43,332)	67,166

Total Income Tax Expense	—	—	—	21,595	21,595

Net Income	$93,421	$9,553	$7,524	$(64,927)	$45,571

Total Assets	$—	$—	$169,143	$2,301,798	$2,470,941

15.	Subsequent Event
The Company entered into a new lease for its Home Office space on March 16, 2006, effective as of March 1, 2006. The leased premises will initially cover approximately 92,000 rentable square feet of office space already occupied by the Company under a prior lease, increasing by June 30, 2007 to approximately 135,500 rentable square feet. The lease is for a term of eight years expiring February 28, 2014, and the Company has one five year extension option at the then fair market rent. The Company will pay an annual base rent of $22.00 per rentable square foot, plus its proportionate share of operating expenses and real estate taxes in excess of those incurred in calendar year 2006. The landlord has agreed that certain improvements will be made to the premises at landlord’s expense, except that the Company will contribute $1,150,000 towards the cost of such improvements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability and/or the financial condition of the Company. These include, but are not limited to the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
These risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Critical Accounting Estimates
The preparation of the Company’s financial statements and related disclosures in conformity with generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Accounting policies and estimates are periodically reviewed and adjustments are made when facts and circumstances dictate. Critical accounting policies that are affected by accounting estimates include share-based compensation expense; investments – fair value, other than temporary impairments and impairment recognition for investments in securitized assets; liability for unpaid loss and loss adjustment expenses; and reinsurance receivables. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect the Company’s business, also see the Risk Factors listed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Share-based Compensation Expense
Effective January 1, 2006, the Company adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, stock settled stock appreciation rights (“SARS”), restricted stock and employee stock purchases related to the Employee Stock Purchase Plan and Nonqualified Employee Stock Purchase Plan, based on fair values. The Company’s financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and SARS was $1.9 million, before income taxes for the three months ended March 31, 2006. During the three months ended March 31, 2005, no share-based compensation expense related to stock options was recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). During the three months ended March 31, 2006, share-based compensation expense related to restricted stock grants and imputed interest on employee stock purchase loans was $0.2 million which was recorded under APB 25. See Note 9 to the Consolidated Financial Statements for additional information.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Upon adoption of SFAS 123(R), the Company elected to value share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model, (“Black-Scholes model”) which was previously used for the pro forma information required under SFAS 123. For additional information, see Note 9 to the Consolidated Financial Statements. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and the Company’s expected stock price volatility over the term of the awards. Options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees. Upon the adoption of SFAS 123(R), the expected term of stock options was determined based on the demographic grouping of employees. Prior to January 1, 2006, the expected term of stock options was determined based on a single grouping of employees. Upon adoption of SFAS 123(R), historical volatility was utilized in deriving the expected volatility assumption as allowed under SFAS 123(R). Prior to January 1, 2006, the historical stock price volatility in accordance with SFAS 123 for purposes of the Company’s pro forma information was utilized. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on history, and expectation of, dividend payouts.
Since share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, forfeitures were estimated based upon historical performance. If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the recorded compensation expense under SFAS 123(R) may differ significantly from what was recorded in the current period.
As of March 31, 2006 there was $35.0 million of total unrecognized compensation costs related to stock options, SARS and restricted stock granted under the Company’s compensation plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.7 years.
Results of Operations (Three Months ended March 31, 2006 vs. March 31, 2005)
     Premiums: Premium information for the three months ended March 31, 2006 vs. March 31, 2005 for the Company’s business segments is as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Gross Written Premiums	$243.0	$58.1	$26.9	$328.0
2005 Gross Written Premiums	$210.0	$53.6	$21.5	$285.1
Percentage Increase	15.7%	8.4%	25.1%	15.0%

2006 Gross Earned Premiums	$240.8	$51.5	$25.3	$317.6
2005 Gross Earned Premiums	$213.7	$47.3	$27.0	$288.0
Percentage Increase (Decrease)	12.7%	8.9%	(6.3)%	10.3%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
premium writings, most notably for the Company’s various commercial package and non profit management liability product lines.
•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	The introduction of several new niche product offerings, including religious organization commercial package and sports and fitness products.

•	An increase to in-force policy counts as of March 31, 2006 versus March 31, 2005 of 18.8% and 16.6% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 0.6%, and 7.4% for the commercial and personal lines segments, respectively. Realized average rates on renewal business decreased 0.8% for the specialty lines segment.

•	An increase of $10.3 million in homeowners gross written premium as a result of Liberty American Insurance Group, Inc.’s continued planned shift in product mix of increasing homeowners product policies and reducing mobile homeowners product policies.
     This growth was offset in part by:
•	The decision by an automobile leasing customer to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by $12.9 million.

•	A decrease in mobile homeowners gross written premium of $7.0 million resulting from the continued planned shift in product mix noted above.

•	A decrease in in-force policy counts for the personal lines segment of 36.7%, resulting from a decrease to the in-force counts for the mobile homeowners product of 80.8% and an increase to the in-force policy counts for the homeowners product of 63.7%, as a result of the continued planned shift in product mix noted above.
The respective net written premiums, and net earned premiums for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2006 vs. March 31, 2005, were as follows (in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Net Written Premiums	$228.2	$45.4	$14.4	$288.0
2005 Net Written Premiums	$204.3	$36.3	$13.2	$253.8
Percentage Increase	11.7%	25.1%	9.1%	13.5%

2006 Net Earned Premiums	$224.4	$39.9	$12.2	$276.5
2005 Net Earned Premiums	$183.7	$35.4	$17.7	$236.8
Percentage Increase (Decrease)	22.2%	12.7%	(31.1)%	16.8%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	A reduction in the Company’s net liability cession percentage under its quota share reinsurance agreements, whereby the Company ceded 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies incepting during 2004. Pursuant to this agreement, during the

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
three months ended March 31, 2006 and 2005, the Company ceded $(0.3) million ($(0.2) million for the commercial lines segment and $(0.1) million for the specialty lines segment) and $(0.2) million ($0.6 million for the commercial lines segment, $(0.8) million for the specialty lines segment) of net written premiums, respectively, and $0 million and $18.8 million ($15.6 million for the commercial lines segment, $3.1 million for the specialty lines segment, and $0.1 million for the personal lines segment) of net earned premiums, respectively.
•	Certain of the Company’s reinsurance contracts have reinstatement or additional premium provisions under which the Company must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the three months ended March 31, 2006 and 2005, the Company accrued $3.7 million ($1.6 million for the commercial lines segment and $2.1 million for the specialty lines segment) and $1.7 million ($0.7 million for the commercial lines segment and $1.0 million for the specialty lines segment), respectively, of reinstatement or additional reinsurance premium under its casualty excess of loss reinsurance treaty, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.
The hardening of the reinsurance market, partially due to catastrophe losses incurred by reinsurers during 2005 along with reinsurers’ models of potential future catastrophe risk, have led to higher property catastrophe reinsurance costs in 2006 compared to 2005. Although increased catastrophe reinsurance rates were anticipated, the Company’s initial catastrophe reinsurance premium rate quotations for its June 1, 2006 catastrophe reinsurance program renewal are exceeding the Company’s original expectations. While these reinsurance rate quotations are preliminary, the Company expects its catastrophe reinsurance costs effective June 1, 2006 will be higher than originally anticipated, that its catastrophe reinsurance loss retentions will be increased, and its catastrophe reinsurance coverage limits will be decreased, as compared to its June 1, 2005 catastrophe reinsurance program set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Net Investment Income: Net investment income approximated $20.1 million for the three months ended March 31, 2006 and $13.5 million for the same period of 2005. Total investments grew to $2,044.6 million at March 31, 2006 from $1,605.9 million at March 31, 2005. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities, as well as substantial increases in short-term interest rates. The Company’s average duration of its fixed income portfolio was 4.2 years and 4.1 years at March 31, 2006 and March 31, 2005, respectively. The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.0% at March 31, 2006, compared to 4.7% at March 31, 2005. Net investment income was reduced by $0 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively, due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 6).
     The total return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 0.05% and (0.49)% for the three months ended March 31, 2006 and 2005, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of (0.25)% and (0.56)% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
     Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $(0.4) million for the three months ended March 31, 2006 and $10.8 million for the same period in 2005. The Company realized net investment (losses) gains of $(0.7) million and $1.0 million from the sale of fixed maturity and equity securities, respectively, for the three months ended March 31, 2006, and $0 million and $0.7 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
The Company realized net investment gains of $1.0 million and $10.2 million from the sale of fixed maturity and equity securities, respectively, for the three months ended March 31, 2005, and $0 million and $0.1 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. Approximately $9.4 million of the $10.2 million net realized gains from the sale of equity securities was the result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change three of its common stock investment managers. Net realized investment gain was reduced by $0.3 million for the three months ended March 31, 2005 due to the recognized loss of the change in fair value of a cash flow hedge entered into by the Company for which the forecasted transaction did not occur (see Note 4).
     Other Income: Other income approximated $0.5 million for the three months ended March 31, 2006 and 2005. Other income consists primarily of commissions earned on brokered personal lines business, and to a lesser extent brokered commercial lines business.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $17.2 million (13.6%) to $143.7 million for the three months ended March 31, 2006 from $126.5 million for the same period of 2005, and the loss ratio decreased to 51.9% in 2006 from 53.4% in 2005.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.
•	An $8.9 million reduction in ceded loss and loss adjustment expenses pursuant to a quota share agreement (See Premiums). Ceded loss and loss adjustment expenses pursuant to this quota share agreement for the three months ended March 31, 2005 were $8.9 million; however, due to the commutation of this agreement effective January 1, 2006, there were no losses ceded to this agreement during 2006.
These increases to the net loss and loss adjustment expenses incurred were offset in part by:
•	A $3.0 million decrease in net loss and loss adjustment expenses attributable to estimated personal lines catastrophe losses from hailstorms which struck Florida in March 2005. There were no such catastrophe losses during the three months ended March 31, 2006.

•	No net reserve actions were taken on the aggregate estimated unpaid loss and loss adjustment expenses for accident years 2005 and prior during the three months ended March 31, 2006 vs. reserve actions taken during the three months ended March 31, 2005 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were increased by $0.7 million. Changes in the estimated net unpaid loss and loss adjustment expenses by accident year during the three months ended March 31, 2006 by accident year are as follows:

Net Basis
increase (decrease)
(in millions)

Accident Year 2005	$(3.3)
Accident Year 2004	0.7
Accident Year 2003	0.2
Accident Years 2002 and prior	2.4

Total	$0.0

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial package policies and professional liability policies due to better than expected case incurred loss development.
For accident year 2004, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for commercial package polices due to higher than expected claim severity.
For accident years 2002 and prior, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for professional liability and commercial package policies due to higher than expected claim severity.
     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $13.1 million (20.5%) to $77.0 million for the three months ended March 31, 2006 from $63.9 million for the same period of 2005, and the expense ratio increased to 27.8% in 2006 from 27.0% in 2005. The increase in acquisition costs and other underwriting expenses was due primarily to the growth in net earned premiums.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The increase in acquisition costs and other underwriting expenses was partially offset by an $8.4 million decrease in ceding commission earned pursuant to quota share agreements (See Premiums). During the three months ended March 31, 2006, the Company earned no ceding commissions related to quota share agreements vs. $8.4 million during the same period of 2005. There were no ceded earned premiums pursuant to these quota share agreements for the three months ended March 31, 2006 vs. $18.8 million for the same period of 2005.
     Other Operating Expenses: Other operating expenses decreased $1.6 million to $2.3 million for the three months ended March 31, 2006 from $3.9 million for the same period of 2005.
     Income Tax Expense: The Company’s effective tax rate for the three months ended March 31, 2006 and 2005 was 31.7% and 32.2%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Investments
The Company’s investment objectives are the realization of relatively high levels of after-tax net investment income while generating competitive after-tax total rates of return within a prudent level of risk and within the constraints of maintaining adequate securities in amount and duration to meet the Company’s cash requirements, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of March 31, 2006 approximately 85.8% and 10.0% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 90.1% and 8.1%, respectively, at December 31, 2005.
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $176.4 million, $340.0 million and $239.1 million, respectively, as of March 31, 2006, and $138.3 million, $282.3 million and $227.0 million, respectively, as of December 31, 2005.
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.7 million and $0.1 million, respectively, for the three months ended March 31, 2006 and 2005. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions.
The Company conducts its impairment evaluation and recognition for interests in securitized assets in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”). Pursuant to this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Based on this evaluation, there were no non-cash realized investment losses for the three months ended March 31, 2006 and 2005.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The Company’s fixed maturity portfolio amounted to $1,808.3 million and $1,761.5 million, as of March 31, 2006 and December 31, 2005, respectively, of which 99.9% of the portfolio as of March 31, 2006 and December 31, 2005 was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $37.7 million and $23.5 million as of March 31, 2006 and December 31, 2005, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $17.4 million and $9.7 million as of March 31, 2006 and December 31, 2005, respectively. The remaining unrealized losses are attributable largely to market price changes due to interest rate increases since the investments were purchased, and are not considered to be other than temporary impairments, given the ability and intent to hold the securities to recovery. As discussed above, the Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the EITF.
The following table identifies the period of time securities with an unrealized loss at March 31, 2006 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 2.7% and 20.0%, respectively, of the total estimated fair value, or 2.8% and 24.5%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by Agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. As mentioned above, there are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included as a realized loss for the period in which such determination was made, thereby reducing earnings for such period by the amount of such realized loss.

	Gross Unrealized Losses as of March 31, 2006
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$1.4	$2.8	$4.2	$2.5	$6.7
4 – 6 months	0.4	1.1	1.5	1.1	2.6
7 – 9 months	5.4	6.8	12.2	0.4	12.6
10 – 12 months	0.9	0.5	1.4	—	1.4
13 – 18 months	8.7	4.8	13.5	—	13.5
19 – 24 months	2.7	0.7	3.4	—	3.4
> 24 months	0.8	0.7	1.5	—	1.5

Total Gross
Unrealized Losses	$20.3	$17.4	$37.7	$4.0	$41.7

Estimated fair value of securities with a gross unrealized loss	$883.6	$678.3	$1.561.9	$64.0	$1,625.9

Based upon the Company’s impairment evaluation as of March 31, 2006, it was concluded that the remaining unrealized losses in the table above are not other than temporary.
For the three months ended March 31, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $1.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $40.3 million and $11.7 million, respectively. For the three months ended March

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
31, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.2 million and $1.6 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $18.3 million and $20.0 million, respectively.
$1.1 million of the $1.6 million gross loss on the sale of equity securities for the three months ended March 31, 2005 was the result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. This $1.1 million realized gross loss was in addition to the previously reported $1.4 million impairment loss recognized during the three months ended December 31, 2004 upon the Company’s initial decision to change three of its common stock investment managers and no longer hold the securities to recovery. The remaining gross loss on the sale of fixed maturity and equity securities resulted from the decision to sell securities based upon an assessment of economic conditions and ongoing portfolio management objectives of attempting to maximize the Company’s after-tax net investment income.
Liquidity and Capital Resources
     For the three months ended March 31, 2006, the Company’s investments experienced unrealized investment depreciation of $5.6 million, net of the related deferred tax benefit of $3.0 million. At March 31, 2006, the Company had total investments with a carrying value of $2,044.6 million, of which 88.4% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The remaining 11.6% of the Company’s total investments consisted primarily of publicly traded common stock securities.
     The Company produced net cash from operations of $157.7 million and $125.8 million for the three months ended March 31, 2006 and 2005, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the three months ended March 31, 2006 was primarily generated from premium growth during the current year due to increases in the number of policies written and, to a lesser extent, price increases realized on renewal business. Net loss and loss expense payments were $82.3 million and $75.2 million, respectively, for the three months ended March 31, 2006 and 2005. The three months ended March 31, 2005 includes a $3.4 million tax benefit from the exercise of stock options issued under the Company’s performance based compensation plan. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.
     Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At March 31, 2006 the insurance subsidiaries’ unused borrowing capacity was $477.9 million. The remaining borrowing capacity provides an immediately available line of credit. Due to declining interest rate spreads, the Company prepaid all outstanding Federal Home Loan Bank loans during the first quarter of 2005.
     The Company generated $8.8 million of net cash from financing activities during the three months ended March 31, 2006. Cash provided from financing activities consisted of a $4.0 million excess tax benefit from the issuance of shares pursuant to stock based compensation plans; $4.3 million of proceeds from the issuance of shares pursuant to the Company’s stock based compensation plans and $0.5 million from the collection of notes receivable associated with the Company’s employee stock purchase plans.
     On February 8, 2006, the Company announced the declaration of a three-for-one stock split of its common stock, which was effected in the form of a stock dividend. Record holders of the Company’s common stock at the close of business on February 20, 2006 (the “Shareholders of Record”) received two additional shares of common

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
stock for each share held on that date. The additional shares of common stock were distributed to the Shareholders of Record in the form of a stock dividend on March 1, 2006. All share and per share amounts in this MD&A have been adjusted to reflect the stock split for all periods.
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
Forward-Looking Information
     Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company’s business, and the other matters referred to above include, but are not limited to those matters referred to under the caption “General”, above. The Company does not intend to publicly update any forward looking statement, except as may be required by law.

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
     The tables below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of March 31, 2006 and 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
			(Dollars in Thousands)
March 31, 2006
Investments
Total Fixed Maturities Available For Sale	$1,808,325	200 bp decrease	$1,952,480	8.0%	10.7%
		100 bp decrease	$1,883,754	4.2%	5.6%
		50 bp decrease	$1,846,409	2.1%	2.8%
		50 bp increase	$1,770,080	(2.1)%	(2.9)%
		100 bp increase	$1,732,035	(4.2)%	(5.7)%
		200 bp increase	$1,658,555	(8.3)%	(11.2)%

March 31, 2005
Investments
Total Fixed Maturities Available For Sale	$1,483,259	200 bp decrease	$1,603,106	8.1%	11.2%
		100 bp decrease	$1,543,776	4.1%	5.7%
		50 bp decrease	$1,513,665	2.1%	2.8%
		50 bp increase	$1,452,407	(2.1)%	(2.9)%
		100 bp increase	$1,421,407	(4.2)%	(5.8)%
		200 bp increase	$1,359,555	(8.3)%	(11.6)%

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its common stock during the first quarter of 2006 are shown in the following table (all information in such table has been adjusted to reflect a 3 for 1 split of the Company’s common stock which was distributed on March 1, 2006):

			(c) Total	(d)
			Number of	Approximage
			Shares	Dollar Value of
			Purchased as	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	(a) Total Number	(b) Average	Announced	Under the
	of Shares	Price Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
January 1 – January 31	8,814 (1)	$18.28	—	—
$45,000,000 (2)

February 1 – February 28	1,218 (1)	$27.93	—	—
$45,000,000 (2)

March 1 – March 31	885 (1)	$19.87	—	—
$45,000,000 (2)

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounted to $75.3 million, of which $30.3 million has been utilized.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other information
Effective May 5, 2006, Philadelphia Consolidated Holding Corp., on behalf of two of its insurance subsidiaries, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company (the “Company”) entered into a Commutation and Release Agreement (“Agreement”) with Trenwick America Reinsurance Corporation (“Trenwick”). The Company entered into the Agreement in response to concern over Trenwick’s financial condition and bankruptcy proceedings. The Agreement commuted all ceded reinsurance agreements between the Company and Trenwick, which consists of Trenwick’s 25% participation on the Company’s Second Casualty Excess of Loss Reinsurance Agreement effective January 1, 1999 through January 1, 2001 (including run-off) and Trenwick’s 100% participation on a Property and Casualty Quota Share Reinsurance Agreement effective May 1, 1999 through December 31, 2000 (including run-off). The Agreement also provides that a portion of subrogation amounts recovered by the Company with respect to a particular claim which are in excess of a specified amount would be paid by the Company to Trenwick. As a result of this Agreement, the Company received $2.3 million from Trenwick, reduced its Reinsurance Receivables by $2.3 million, and increased its net Unpaid Loss and Loss Adjustment Expenses by $0.4 million. In addition, as a result of the Agreement, the Company reversed a previously recorded Reserve for Uncollectible Reinsurance Receivables due from Trenwick of $1.0 million.

Item 6. Exhibits
Exhibits:

Exhibit No.	Description
10.1(1)	Lease Agreement dated as of March 1, 2006 between Bala Plaza Property, Inc., and Philadelphia Consolidated Holding Corp.
10.2*	Excess Catastrophe Reinsurance Contract effective June 1, 2005
10.3*	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2005
10.4*	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005
10.5*	2004 Whole Account Net Quota Share Reinsurance Commutation and Release Agreement effective January 1, 2006 with Federal Insurance Company, through Chubb Re, Inc.
10.6*	2004 Whole Account Net Quota Share Reinsurance Commutation and Release Agreement effective January 1, 2006 with Swiss Reinsurance America Corporation
10.7*	Casualty Excess of Loss Reinsurance Agreement effective January 1, 2006 – 80% Placement via Willis Re Inc.
10.8*	Property Third and Fourth Excess of Loss Reinsurance Agreement effective January 1, 2006 – 50% Placement via Willis Re Inc.
31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Form 8-K dated March 21, 2006 and incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date May 8, 2006	James J. Maguire, Jr. James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date May 8, 2006	Craig P. Keller Craig P. Keller
Executive Vice President, Secretary, Treasurer and
Chief Financial Officer (Principal Financial and Accounting Officer)