Form 10-Q
period 2006-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2006-08-07
CIK 909109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
YES: ☐      NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2006.
Common Stock, no par value, 70,380,667 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended June 30, 2006

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	June 30, 2006	December 31,
	(Unaudited)	2005
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $1,930,635 AND $1,778,215)	$1,882,505	$1,761,530
EQUITY SECURITIES AT MARKET (COST $233,339 AND $160,926)	250,395	173,455

TOTAL INVESTMENTS	2,132,900	1,934,985
CASH AND CASH EQUIVALENTS	107,999	74,385
ACCRUED INVESTMENT INCOME	18,592	18,095
PREMIUMS RECEIVABLE	283,252	286,778
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	270,702	396,248
DEFERRED INCOME TAXES	48,087	31,893
DEFERRED ACQUISITION COSTS	136,678	129,486
PROPERTY AND EQUIPMENT, NET	24,507	23,886
OTHER ASSETS	30,411	32,070

TOTAL ASSETS	$3,053,128	$2,927,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,248,218	$1,245,763
UNEARNED PREMIUMS	651,525	631,468

TOTAL POLICY LIABILITIES AND ACCRUALS	1,899,743	1,877,231
FUNDS HELD PAYABLE TO REINSURER	—	39,221
PREMIUMS PAYABLE	54,168	58,839
OTHER LIABILITIES	154,921	136,039

TOTAL LIABILITIES	2,108,832	2,111,330

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 70,379,718 AND 69,266,016 SHARES ISSUED AND OUTSTANDING	356,474	332,757
NOTES RECEIVABLE FROM SHAREHOLDERS	(10,815)	(7,217)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(20,199)	(2,702)
RETAINED EARNINGS	618,836	493,658

TOTAL SHAREHOLDERS’ EQUITY	944,296	816,496

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,053,128	$2,927,826

2005 share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
REVENUE:
NET EARNED PREMIUMS	$288,794	$233,136	$565,340	$469,891
NET INVESTMENT INCOME	21,677	15,373	41,739	28,864
NET REALIZED INVESTMENT GAIN (LOSS)	(2,412)	296	(2,806)	11,094
OTHER INCOME	417	300	908	780

TOTAL REVENUE	308,476	249,105	605,181	510,629

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	95,603	142,393	257,627	296,857
NET REINSURANCE RECOVERIES	13,152	(26,591)	(5,207)	(54,584)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	108,755	115,802	252,420	242,273
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	85,337	57,826	162,354	121,774
OTHER OPERATING EXPENSES	2,948	6,010	5,280	9,949

TOTAL LOSSES AND EXPENSES	197,040	179,638	420,054	373,996

INCOME BEFORE INCOME TAXES	111,436	69,467	185,127	136,633

INCOME TAX EXPENSE (BENEFIT):
CURRENT	37,599	29,585	66,723	53,860
DEFERRED	(1,020)	(7,258)	(6,774)	(9,938)

TOTAL INCOME TAX EXPENSE	36,579	22,327	59,949	43,922

NET INCOME	$74,857	$47,140	$125,178	$92,711

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN (LOSS) ARISING DURING PERIOD	$(13,427)	$13,220	$(19,321)	$(3,276)
RECLASSIFICATION ADJUSTMENT	1,568	(192)	1,824	(7,211)

OTHER COMPREHENSIVE INCOME (LOSS)	(11,859)	13,028	(17,497)	(10,487)

COMPREHENSIVE INCOME	$62,998	$60,168	$107,681	$82,224

PER AVERAGE SHARE DATA:
NET INCOME — BASIC	$1.07	$0.68	$1.80	$1.36

NET INCOME — DILUTED	$1.03	$0.64	$1.73	$1.29

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	69,775,336	68,858,718	69,577,653	68,070,354
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	2,721,730	4,461,048	2,915,528	3,955,779

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	72,497,066	73,319,766	72,493,181	72,026,133

2005 share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Six
	Months Ended
	June 30, 2006	For the Year Ended
	(Unaudited)	December 31, 2005
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	69,266,016	66,821,751
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	234,131	1,589,406
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	879,571	854,859

BALANCE AT END OF PERIOD	70,379,718	69,266,016

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$332,757	$292,856
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS	6,651	27,817
EFFECTS OF ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	16,889	11,939
OTHER	177	145

BALANCE AT END OF PERIOD	356,474	332,757

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(7,217)	(5,465)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(4,900)	(4,095)
COLLECTION OF NOTES RECEIVABLE	1,302	2,343

BALANCE AT END OF PERIOD	(10,815)	(7,217)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	(2,702)	19,796
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(17,497)	(22,498)

BALANCE AT END OF PERIOD	(20,199)	(2,702)

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	493,658	336,970
NET INCOME	125,178	156,688

BALANCE AT END OF PERIOD	618,836	493,658

TOTAL SHAREHOLDERS’ EQUITY	$944,296	$816,496

2005 share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$125,178	$92,711
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT LOSS (GAIN)	2,806	(11,094)
AMORTIZATION OF INVESTMENT PREMIUMS, NET OF DISCOUNT	5,441	5,827
DEPRECIATION	2,844	2,217
DEFERRED INCOME TAX BENEFIT	(6,774)	(9,938)
CHANGE IN PREMIUMS RECEIVABLE	3,526	625
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	86,325	41,321
CHANGE IN OTHER RECEIVABLES	(497)	(2,864)
CHANGE IN DEFERRED ACQUISITION COSTS	(7,192)	(14,050)
CHANGE IN INCOME TAXES PAYABLE	6,094	3,150
CHANGE IN OTHER ASSETS	1,357	6,875
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	2,455	55,835
CHANGE IN UNEARNED PREMIUMS	20,057	1,235
CHANGE IN OTHER LIABILITIES	(1,753)	(6,493)
FAIR VALUE OF STOCK BASED COMPENSATION	6,371	31
TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	—	5,172
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	(8,088)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	238,150	170,560

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	115,024	131,447
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	128,116	98,750
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	50,384	117,951
COST OF FIXED MATURITIES ACQUIRED	(385,073)	(517,119)
COST OF EQUITY SECURITIES ACQUIRED	(122,023)	(128,791)
SETTLEMENT OF CASH FLOW HEDGE	—	(3,148)
PURCHASE OF PROPERTY AND EQUIPMENT	(3,465)	(3,987)

NET CASH USED BY INVESTING ACTIVITIES	(217,037)	(304,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	—	(44,787)
PROCEEDS FROM LOANS PAYABLE	—	11,381
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	6,037	3,679
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	1,302	1,064
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	1,750	23,686
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	8,088	—
COST OF SHARES WITHHELD TO SATSIFY MINIMUM REQUIRED TAX WITHHOLDING OBLIGATION ARISING UPON EXERCISE OF OPTIONS	(4,676)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	12,501	(4,977)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,614	(139,314)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,385	195,496

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,999	$56,182

NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS IN EXCHANGE FOR NOTES RECEIVABLE	$4,900	$4,681
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended June 30, 2006 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.

2.	Investments

The carrying amount for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. For mortgage and asset-backed securities (“structured securities”) of high credit quality, changes in expected cash flows are recognized using the retrospective method. For structured securities where the possibility of credit loss is other than remote, changes in expected cash flows are recognized on the prospective method over the remaining life of the securities. Cash flow assumptions for structured securities are obtained from a primary market provider of such information. These assumptions represent a market based best estimate of the amount and timing of estimated principal and interest cash flows based on current information and events.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for such securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.6 million and $0.1 million, respectively, for the three months ended June 30, 2006 and 2005, and $1.3 million and $0.2 million, respectively, for the six months ended June 30, 2006 and 2005.

The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Pursuant to this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. There were no non-cash realized investment losses recorded for the three or six months ended June 30, 2006 or 2005 as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table identifies the period of time securities with an unrealized loss at June 30, 2006 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.01 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $2.4 million. No issuer of securities or industry represents more than 2.5% and 18.7%, respectively, of the total estimated fair value, or 3.3% and 24.7%, respectively, of the total gross unrealized loss included in the table below. This industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by Agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. The unrealized losses on these securities are attributable generally to interest rate increases. The contractual cash flows of these securities are guaranteed by Agencies of the U.S. Government, and it is therefore expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Since the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2006.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In Thousands)
Fixed Maturities Available for Sale

U.S. Treasury Securities and Obligations of U.S. Government Agencies	$6,769	$125	$27,170	$398	$33,939	$523

Obligations of States and Political Subdivisions	455,384	10,818	211,051	7,328	666,435	18,146

Corporate Debt Securities	36,710	1,143	150,002	6,207	186,712	7,350

Asset Backed Securities	140,909	2,289	18,443	670	159,352	2,959

Mortgage Pass-Through Securities	232,635	9,572	88,067	4,842	320,702	14,414

Collateralized Mortgage Obligations	217,016	5,179	58,118	2,264	275,134	7,443

Total Fixed Maturities Available for Sale	$1,089,423	$29,126	$552,851	$21,709	$1,642,274	$50,835

Equity Securities	74,204	7,436	—	—	74,204	7,436

Total Investments	$1,163,627	$36,562	$552,851	$21,709	$1,716,478	$58,271

The Company’s impairment evaluation as of June 30, 2006 concluded the following:

US Treasury Securities and Obligations of U.S. Government Agencies:

The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to interest rate increases. Of the 40 investment positions held, approximately 92% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Since the Company has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Obligations of States and Political Subdivisions:

The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A2/A to AAA/Aaa are generally caused by interest rate increases. Of the 638 investment positions held, approximately 81% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.

Corporate Debt Securities:

The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Ba1/BB+ to Aaa/AAA are generally caused by interest rate increases. Of the 166 investment positions held, approximately 95% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. The

Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.

Asset Backed Securities:

The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aa1/AA+ to Aaa/AAA are generally caused by interest rate increases. Of the 155 investment positions held, approximately 74% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.

Mortgage Pass-Through Securities:

The unrealized losses on the Company’s investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 120 investment positions held, approximately 67% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.

Collateralized Mortgage Obligations:

The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 157 investment positions held, approximately 92% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.

Equity Securities:

Based upon the analytical procedures performed with respect to the Company’s equity securities, the Company does not consider the equity securities to be other than temporarily impaired. Of the 3,481 investment positions held, approximately 35% were in an unrealized loss position.

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

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Fixed Maturities Available for Sale

U.S. Treasury Securities and Obligations of U.S. Government Agencies	$10,968	$141	$47,030	$505	$57,998	$646

Obligations of States and Political Subdivisions	391,586	4,732	107,099	2,135	498,685	6,867

Corporate Debt Securities	84,848	2,367	125,359	3,896	210,207	6,263

Asset Backed Securities	75,151	648	20,029	545	95,180	1,193

Mortgage Pass-Through Securities	202,901	3,661	61,399	1,860	264,300	5,521

Collateralized Mortgage Obligations	175,397	2,387	20,865	575	196,262	2,962

Total Fixed Maturities Available for Sale	$940,851	$13,936	$381,781	$9,516	$1,322,632	$23,452

Equity Securities	38,709	3,012	—	—	38,709	3,012

Total Investments	$979,560	$16,948	$381,781	$9,516	$1,361,341	$26,464

Based upon the Company’s impairment evaluation as of December 31, 2005, it was concluded that the remaining unrealized losses in the table above were not other than temporary.

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

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, Obligations of U.S. Government Corporations and Agencies and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. At June 30, 2006 and December 31, 2005, the carrying value of the securities on deposit totaled $14.6 million and $15.1 million, respectively.

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

During the first quarter of 2005, a cash flow hedge derivative instrument was purchased to manage interest rate risk for a potential debt offering. Subsequent to the purchase of the cash flow hedge, the Company decided against the issuance of a debt offering, and as a result, the cash flow hedge became an ineffective hedge. For the three months ended March 31, 2005, the Company recorded the change in fair value of $0.3 million as a reduction to net realized investment gain. Subsequently, upon settlement, the loss in fair value increased to $3.2 million. The $2.9 million change in fair value since March 31, 2005 was recorded as a net realized investment loss during the three months ended June 30, 2005. The Company does not hold any other derivative instruments.

5.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and been reported to the Company and an amount for losses incurred that have not yet been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other factors such as legal, social, and economic developments. These estimates are reviewed regularly and any adjustments therefrom are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2006, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.

During the three months ended June 30, 2006, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior by the following amounts:

Net Basis Decrease
(In millions)
Accident Year 2005	$23.1
Accident Year 2004	4.2
Accident Year 2003	0.8
Accident Years 2002 and prior	7.6

Total Decrease	$35.7

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for property coverages on commercial package policies and for professional liability policies due to better than expected case incurred loss development.

For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for all coverages on commercial package polices due to better than expected case incurred loss development.

For accident year 2003, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for property and auto coverages on commercial package policies due to better than expected case incurred loss development.

For accident years 2002 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for property and auto coverages on commercial package policies, commercial auto policies and professional liability policies due to lower than expected case incurred loss development.

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

Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
Funds Held Payable to Reinsurer Balance at Beginning of Period	$39,221	$131,119

Net Written Premiums Ceded	—	(316)
Reinsurer Expense Allowance	—	11
Provisional Commission	—	(6,722)
Paid Loss and Loss Adjustment Expenses	—	(8,451)
Interest Credit	—	1,486
Commutation	(39,221)	(77,906)
Other	—	—

Subtotal Activity	(39,221)	(91,898)

Funds Held Payable to Reinsurer Balance at End of Period	$—	$39,221

7.	Shareholders’ Equity

The Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) (formerly known as Philadelphia Consolidated Holding Corp. Stock Option Plan) provides incentives and awards to those employees and members of the Board (“participants”) largely responsible for the long term success to the Company.

The maximum number of shares of the Company’s common stock which may be subject to awards granted under the Plan are 18,750,000 (restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006), and the plan permits (but does not require) the grant of restricted stock awards under conditions meeting the “performance based” compensation requirements of Section 162(m) of the Internal Revenue Code. The maximum number of shares includes all shares previously available for grants under the stock option plan prior to the adoption of this Amended and Restated Plan. As of June 30, 2006, 5,023,391 shares of common stock remain reserved for future issuance pursuant to awards granted under the Plan. Stock options, restricted stock awards and stock settled appreciation rights (“SARS”) have been granted to employees, and restricted stock awards have been granted to the Company’s non-employee directors pursuant to the Plan as of June 30, 2006.

Under the Plan, the Company may grant stock options, SARS, restricted stock awards and restricted stock units to employees and members of the Board of Directors. During 2006, the Company granted SARS and restricted stock awards to certain employees and granted restricted stock awards to its non-employee directors. Stock options are granted for the purchase of common stock at a price not less than the fair market value on the grant date. Stock options and SARS are generally exercisable after the expiration of five years following the grant date and expire ten years following the grant date. Compensation expense for stock options and SARS is recognized ratably over the vesting period. Stock options and SARS are generally forfeited by participants who terminate employment prior to vesting.

Compensation expense for restricted stock awards is recognized ratably over the vesting period (“Restriction Period”). Stock subject to restricted stock awards granted to employees during 2006 become free of the risk of forfeiture (i.e., become vested) generally after the expiration of five years following the grant date (the applicable Restriction Period). Stock subject to restricted stock awards granted to the Company’s non-employee directors during 2006 become free of the risk of forfeiture after the expiration of three years following the grant date. Generally, if a participant terminates employment prior to the expiration of the Restriction Period, the award will lapse and all shares of common stock still subject to the restriction are forfeited.

The following table presents certain information regarding stock option transactions.

	As of And For the Six Months		As of And For the Year Ended
	Ended June 30, 2006		December 31, 2005 (1)
		Exercise Price		Exercise Price
	Options	Per Option(2)	Options	Per Option(2)
Outstanding at beginning of period	8,483,991	$13.54	7,931,100	$10.86
Granted	—	$—	1,485,000	$23.34
Exercised	(996,843)	$6.06	(854,859)	$5.36
Canceled	(339,000)	$17.58	(77,250)	$17.58

Outstanding at end of period	7,148,148	$14.39	8,483,991	$13.54

Exercisable at end of period	1,704,648		1,474,491
Weighted-average fair value of options granted during the period (3)	—	$—		$9.40
The total intrinsic value of options exercised during the six months ended June 30, 2006 and the year ended December 31, 2005 was $26.9 million and $18.6 million, respectively.

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	Weighted average.

(3)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

The following table presents certain information regarding stock options outstanding at June 30, 2006.

	Outstanding	Exercise Price	Remaining		Exercise Price
	At	Per	Contractual Life	Exercisable at	Per
Range of Exercise Prices	June 30, 2006	Option(1)	(Years)(1)	June 30, 2006	Option(1)
$2.83 to $5.00	416,448	$4.69	3.4	416,448	$4.69
$5.60 to $7.67	169,800	$7.60	3.3	169,800	$7.60
$7.83 to $11.17	1,836,900	$9.55	5.5	950,400	$8.93
$11.42 to $14.16	1,866,000	$12.96	6.4	168,000	$12.83
$15.33 to $19.14	1,497,000	$17.39	7.7	—	$—
$22.62 to $28.30	1,362,000	$23.41	8.7	—	$—

	7,148,148	$14.39		1,704,648	$7.73

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2006 was $113.6 million and $37.9 million, respectively. The total fair value of exercisable options at June 30, 2006 was $5.7 million.

(1)	Weighted average.

The following table presents information regarding SARS transactions.

	As of And For the Six Months		As of And For the Year Ended
	Ended June 30, 2006		December 31, 2005 (1)
		Exercise Price		Exercise Price
	SARS	Per SAR (2)	SARS	Per SAR (2)
Outstanding at beginning of period	—	$—	—	$—
Granted	919,000	$33.16	—	$—
Exercised	—	$—	—	$—
Canceled	—	$—	—	$—

Outstanding at end of period	919,000	$33.16	—	$—

Exercisable at end of period	—		—
Weighted-average fair value of SARS granted during the period (3)		$14.40	$—

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	Weighted average.

(3)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.
The following table presents certain information regarding SARS outstanding at June 30, 2006.

	Outstanding	Exercise Price	Remaining		Exercise Price
	At June	Per	Contractual Life	Exercisable at	Per
Range of Exercise Prices	30, 2006	SAR(1)	(Years)(1)	June 30, 2006	SAR(1)
$32.81 to $35.35	919,000	$33.16	9.6	—	$—
As of June 30, 2006, the grant price per share of all outstanding SARS was higher than the June 30, 2006 market value per share of the Company’s common stock. Therefore, as of June 30, 2006 the outstanding SARS have a zero intrinsic value.

(1)	Weighted average.
The following table presents information regarding restricted stock award transactions.

	As of And For the Six Months		As of And For the Year
	Ended June 30, 2006		Ended December 31, 2005
		Weighted		Weighted
		Average Grant		Average Grant
	Restricted Stock	Date Fair	Restricted Stock	Date Fair
	Shares (1)	Value (1)(2)	Shares (1)	Value (1)(2)
Unvested at beginning of period	141,465	$27.75	—	$—
Granted	35,505	$33.17	145,140	$27.74
Vested	—	$—	—	$—
Forfeited	(7,686)	$25.04	(3,675)	$27.52

Unvested at end of period	169,284	$29.59	141,465	$27.75

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.
As of June 30, 2006, there was $33.5 million of total pre-tax unrecognized compensation costs related to stock options, SARS and restricted stock granted under the Company’s Plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.6 years.

The Company has established the following stock purchase plans (all 2005 share and purchase rights granted amounts have been restated to reflect a three-for-one split of the Company’s common stock which was distributed on March 1, 2006):

Employee Stock Purchase Plan (the “Stock Purchase Plan”): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan as amended is 3,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of two years from the first day of the offering period. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 180,322 shares during the six months ended June 30, 2006 and issued 217,806 shares during the year ended December 31, 2005. The weighted-average fair value per share of those purchase rights granted in 2006 and 2005 was $5.94 and $4.13, respectively.

The Nonqualified Employee Stock Purchase Plan (the “Nonqualified Stock Plan”): The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 3,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of five years from the first day of the offering period. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company issued 4,733 shares during the six months ended June 30, 2006 and issued 1,263,600 shares during the year ended December 31, 2005. The weighted-average fair value per share of those purchase rights granted in 2006 and 2005 was $5.94 and $4.03, respectively.

Directors Stock Purchase Plan (“Directors Plan”): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 150,000. Non-employee Directors, during monthly offering periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 4,293 shares during the six months ended June 30, 2006 and 8,883 shares during the year ended December 31, 2005. The weighted-average fair value per share of those purchase rights granted in 2006 and 2005 was $5.84 and $3.90, respectively.

Preferred Agents Stock Purchase Plan (“Preferred Agents Plan”): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 600,000. Eligible Preferred Agents during designated offering periods may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of two years from the first day of the offering period. Under the Preferred Agent Plan, the Company issued 60,492 shares during the six months ended June 30, 2006. There were no shares issued during the year ended December 31, 2005. The weighted-average fair value of those purchase rights granted in 2006 was $5.80.

The fair value of each stock option and SAR award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option and SAR terms, and employee terminations that are utilized within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options and SARS granted represents the period of time that stock option and SAR awards granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on history and expectation of dividend payouts. The ranges given below result from certain groups of employees exhibiting different behavior and from the differing market conditions which existed on the various grant dates.

	For the Six Months	For the Year Ended
	Ended June 30, 2006	December 31, 2005
Expected Stock Volatility	33.5% - 35.5%	33.9%
Weighted Average Expected Stock Volatility	33.9%	33.9%
Risk-Free Interest Rate	4.4% - 4.8%	3.8% - 4.2%
Weighted Average Risk-Free Interest Rate	4.6%	3.8%
Expected Option Life (Years)	6.0 – 9.0	6.0
Weighted Average Expected Option Life (Years)	6.5	6.0
Expected Dividends	0.0%	0.0%
8.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and six months ended June 30, 2006 and 2005, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Six
	Months Ended June 30,		Months Ended June 30,
	2006	2005 (1)	2006	2005 (1)
Weighted-Average Common Shares Outstanding	69,775	68,859	69,578	68,070

Weighted-Average Potential Shares Issuable	2,722	4,461	2,915	3,956

Weighted-Average Shares and Potential Shares Issuable	72,497	73,320	72,493	72,026

Net Income	$74,857	$47,140	$125,178	$92,711

Basic Earnings per Share	$1.07	$0.68	$1.80	$1.36

Diluted Earnings per Share	$1.03	$0.64	$1.73	$1.29

(1)	Share information restated to reflect a three-for-one split of the Company’s common stock and distributed on March 1, 2006.
9.	Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options, stock settled appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock Purchase Plan, Nonqualified Employee Stock Purchase Plan, and Directors Stock Purchase Plan based on fair values. The Company’s financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and SARS was $1.7 million and $3.1 million, respectively, before income taxes for the three and six months ended June 30, 2006. During the three and six months ended June 30, 2005, no share-based compensation expense related to stock options was recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). During the three and six months ended June 30, 2006, share-based compensation expense related to restricted stock grants and employee and director stock purchase plans was $0.9 million and $1.6 million, respectively. During the three and six months ended June 30, 2005, share-based compensation expense related to restricted stock grants was $0.03 million under APB 25.

Upon adoption of SFAS 123(R), the Company elected to value share-based payment awards granted beginning in 2006 using the Black-Scholes option-pricing model, (the “Black-Scholes model”), which was also previously used for the pro forma information required under SFAS 123. The Black-Scholes model requires the input of certain assumptions. The Company’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The expected term of stock options and SARS represent the weighted-average period the stock options and SARS are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees. The Company uses historical volatility in deriving the expected volatility assumption. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on history and expectation of dividend payouts.

As the share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, forfeitures were estimated based on historical experience.

SFAS 123(R) requires that share-based compensation cost is recorded in the financial statements in the same classifications as the related employees’ cash compensation. Accordingly, upon adoption of SFAS 123(R), a portion of the share-based compensation cost related to unvested awards and new awards has been capitalized as part of the Company’s Deferred Acquisition Costs. As of June 30, 2006, approximately $1.7 million of share-based compensation cost is included in Deferred Acquisition Costs on the Consolidated Balance Sheet. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, share-based compensation costs were not capitalized.

The effect of recording share-based compensation expense for the three and six months ended June 30, 2006 is as follows:

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2006	June 30, 2006
Stock-based compensation expense	$2,560	$4,668
Tax benefit	(896)	(1,634)

Net decrease in net income	$1,664	$3,034

Stock-based compensation cost capitalized (gross of amortization) as deferred acquisition costs	$1,318	$2,259

Effect on:
Cash flows from operating activities	$710	$1,247
Cash flows from financing activities	$4,054	$8,088

Effect on:
Net earnings per share — Basic	$0.02	$0.04
Net earnings per share — Diluted	$0.00	$0.00
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

	Three Months
	Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2005 (1)	June 30, 2005 (1)
Net income, as reported	$47,140	$92,711
Add: Stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(1,533)	(3,027)

Pro forma net income	$45,607	$89,684

Net earnings per share — Basic:
As reported	$0.68	$1.36
Pro forma	$0.66	$1.32

Net earnings per share — Diluted:
As reported	$0.64	$1.29
Pro forma	$0.62	$1.25

(1)	Share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
10.	Income Taxes

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2006
(In thousands)	Written	Earned	Written	Earned
Direct Business	$340,430	$330,746	$667,107	$647,085
Reinsurance Assumed	933	976	2,299	2,264
Reinsurance Ceded	(45,111)	(42,928)	(85,198)	(84,009)

Net Premiums	$296,252	$288,794	$584,208	$565,340

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005		June 30, 2005
	Written	Earned	Written	Earned
Direct Business	$283,378	$279,395	$567,445	$566,167
Reinsurance Assumed	967	808	2,005	2,048
Reinsurance Ceded	(33,995)	(47,067)	(65,314)	(98,324)

Net Premiums	$250,350	$233,136	$504,136	$469,891

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $0 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively and $0 million and $2.5 million for the six months ended June 30, 2006 and 2005, respectively. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

Approximately $17.1 million of the Company’s reinsurance receivable balances at June 30, 2006 are with Converium Reinsurance North American Inc. (“CRNA”). During 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff. Of the $17.1 million reinsurance receivable balances with CRNA, $0.8 million are receivables on paid losses and $16.3 million are receivables on unpaid loss and loss adjustment expense. The Company continues to monitor CRNA’s ability to pay claims, and at this time, believes that the amounts with CRNA will be collectible.

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

Credit Agreement:

On June 30, 2006, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time, with a maturity date of June 29, 2007. The Credit Agreement contains an annual commitment fee of 8.0 basis points per annum on the unused commitments under the Credit Agreement. As of June 30, 2006, no borrowings have been made by the Company under this Credit Agreement.

Each loan under the Facility will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.40% or the higher of the Administrative Agent and Lender’s prime rate and/or the Federal Funds rate plus 0.50%. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. At June 30, 2006, the Company was in compliance with all covenants contained in the Credit Agreement.

State Insurance Guaranty Funds:

As of June 30, 2006 and December 31, 2005, included in Other Liabilities in the Consolidated Balance Sheets were $19.4 million and $12.8 million, respectively, of liabilities for state guaranty funds. As of June 30, 2006 and December 31, 2005, included in Other Assets in the Consolidated Balance Sheets were $0.1 million of related assets for premium tax offsets or policy surcharges, The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

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

Among other state insurance facilities, the Company is subject to assessments from Florida Citizens Property Insurance Corporation (“Florida Citizens”), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Florida Citizens, at the discretion and direction of its Board of Governors (“Florida Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. The portion of the total assessment attributable to the Company is based on its market share. An insurer may recoup a regular assessment through a surcharge to policyholders. If a deficit remains after the regular assessment, Florida Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to Florida Citizens as collected. In addition, Florida Citizens may issue bonds to further fund a deficit. Participating companies are obligated to purchase any unsold bonds issued by Florida Citizens.

Florida Citizens reported a deficit for the 2004 plan year. During 2005, the Company recognized a $3.9 million net (of reinsurance recoveries) assessment expense for Florida Citizen’s amounts assessed and paid during 2005. Any recoupments of the Florida Citizens assessment through future policy surcharges will be allocated between the Company and its reinsurers. Recoupments are recorded by the Company as the related premiums are written. During the three and six months ended June 30, 2006, the Company recognized a reduction to its net (of reinsurance recoveries) expense related to the Florida Citizens 2004 plan year of $0.6 million and $1.0 million, respectively, primarily attributable to policy surcharge recoupments.

During 2005, Florida Citizens also reported losses from Hurricane Wilma, which followed the deficit for the 2004 plan year and announced that a future assessment as a result of Florida Citizens’ current financial deficit was both probable and could be reasonably estimated. As of December 31, 2005, the Company accrued its estimated gross (of reinsurance recoveries) assessment of $12.4 million, which represented its portion of the maximum regular assessment available to Florida Citizens, and resulted in a $2.0 million net (of reinsurance recoveries) assessment expense during 2005. During the second quarter of 2006, the Florida legislature approved a $715 million budget appropriation to be used to reduce the Florida Citizens deficit. As a result, during the second quarter of 2006, the Company reduced its accrual of its estimated gross (of reinsurance recoveries) assessment to $3.8 million, which represents its portion of the regular assessment expected for the Florida Citizens 2005 plan year. During the three and six months ended June 30, 2006, the Company recognized a reduction to its net (of reinsurance recoveries) expense related to this assessment of $0.6 million and $1.7 million, respectively, due to changes in related reinsurance recoveries resulting from updated estimates of 2005 hurricane losses reported by Florida citizens during 2006 as well as the impact of the budget appropriation noted above.

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
Florida Hurricane Catastrophe Fund:
The Company and other insurance companies writing residential property policies in Florida must participate in the Florida Hurricane Catastrophe Fund (“FHCF”). If the FHCF does not have sufficient funds to pay its ultimate reimbursement obligations to participating insurance companies, it has the authority to issue bonds, which are funded by assessments on generally all property and casualty premiums in Florida. By law, these assessments are the obligation of insurance policyholders, which insurance companies must collect. The FHCF assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. Upon the order of the Florida Office of Insurance Regulation (“FLOIR”), companies are required to collect the FHCF assessments directly from its policyholders and remit them to the FHCF as they are collected.
During June 2006, the FLOIR approved a 1% emergency assessment effective January 1, 2007 which the Company must collect from its policyholders and remit to the FHCF beginning January 1, 2007.
13. Comprehensive Income
Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Losses arising during the three and six months ended June 30, 2006 and 2005 was $(7.2) million and $7.1 million, respectively, and $(10.4) million and $(1.8) million, respectively. The related tax effect of Reclassification Adjustments for the three and six months ended June 30, 2006 and 2005 was $0.8 million and $(0.1) million, respectively, and $1.0 million and $(3.9) million, respectively.
14. New Accounting Pronouncement
In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company is currently in the process of evaluating the impact of FIN 48.
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
The segments follow the same accounting policies used for the Company’s consolidated financial statements, as described in the summary of significant accounting policies. Management evaluates a segment’s performance based upon premium production and the associated loss experience, which includes paid losses, an amount determined on the basis of claim adjusters’ evaluation with respect to insured events that have occurred and been reported to the Company, and an amount for losses incurred that have not been reported. Investments and investment performance, including investment income and net realized investment gain (loss), acquisition costs and other underwriting expenses, including commissions, premium taxes and other acquisition costs, and other operating expenses are managed at a corporate level by the corporate accounting function in conjunction with other corporate departments, and are included in “Corporate”.
Following is a tabulation of business segment information for the three and six months ended June 30, 2006 and 2005. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Three Months Ended
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

June 30, 2006:
Gross Written Premiums	$265,185	$53,736	$22,443	—	$341,364

Net Written Premiums	$247,660	$43,792	$4,800	—	$296,252

Revenue:
Net Earned Premiums	$235,598	$43,507	$9,689	—	$288,794
Net Investment Income	—	—	—	21,677	21,677
Net Realized Investment Loss	—	—	—	(2,412)	(2,412)
Other Income	—	—	342	75	417

Total Revenue	235,598	43,507	10,031	19,340	308,476

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	84,374	21,376	3,005	—	108,755
Acquisition Costs and Other Underwriting Expenses	—	—	—	85,337	85,337
Other Operating Expenses	—	—	266	2,682	2,948

Total Losses and Expenses	84,374	21,376	3,271	88,019	197,040

Income Before Income Taxes	151,224	22,131	6,760	(68,679)	111,436

Total Income Tax Expense	—	—	—	36,579	36,579

Net Income	$151,224	$22,131	$6,760	$(105,258)	$74,857

Total Assets	—	—	$158,213	$2,894,915	$3,053,128

June 30, 2005:
Gross Written Premiums	$211,801	$48,187	$24,357	—	$284,345

Net Written Premiums	$198,051	$39,608	$12,691	—	$250,350

Revenue:
Net Earned Premiums	$183,457	$36,836	$12,843	—	$233,136
Net Investment Income	—	—	—	15,373	15,373
Net Realized Investment Gain	—	—	—	296	296
Other Income	—	—	236	64	300

Total Revenue	183,457	36,836	13,079	15,733	249,105

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	83,238	23,878	8,686	—	115,802
Acquisition Costs and Other Underwriting Expenses	—	—	—	57,826	57,826
Other Operating Expenses	—	—	43	5,967	6,010

Total Losses and Expenses	83,238	23,878	8,729	63,793	179,638

Income Before Income Taxes	100,219	12,958	4,350	(48,060)	69,467

Total Income Tax Expense	—	—	—	22,327	22,327

Net Income	$100,219	$12,958	$4,350	$(70,387)	$47,140

Total Assets	—	—	$190,472	$2,362,484	$2,552,956

	Six Months Ended
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

June 30, 2006:
Gross Written Premiums	$508,292	$111,804	$49,310	—	$669,406

Net Written Premiums	$475,778	$89,220	$19,210	—	$584,208

Revenue:
Net Earned Premiums	$459,969	$83,434	$21,937	—	$565,340
Net Investment Income	—	—	—	41,739	41,739
Net Realized Investment Loss	—	—	—	(2,806)	(2,806)
Other Income	—	—	782	126	908

Total Revenue	459,969	83,434	22,719	39,059	605,181

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	195,172	48,195	9,053	—	252,420
Acquisition Costs and Other Underwriting Expenses	—	—	—	162,354	162,354
Other Operating Expenses	—	—	514	4,766	5,280

Total Losses and Expenses	195,172	48,195	9,567	167,120	420,054

Income Before Income Taxes	264,797	35,239	13,152	(128,061)	185,127

Total Income Tax Expense	—	—	—	59,949	59,949

Net Income	$264,797	$35,239	$13,152	$(188,010)	$125,178

Total Assets	—	—	$158,213	$2,894,915	$3,053,128

June 30, 2005:
Gross Written Premiums	$421,811	$101,822	$45,817	—	$569,450

Net Written Premiums	$402,374	$75,909	$25,853	—	$504,136

Revenue:
Net Earned Premiums	$367,175	$72,221	$30,495	—	$469,891
Net Investment Income	—	—	—	28,864	28,864
Net Realized Investment Gain	—	—	—	11,094	11,094
Other Income	—	—	450	330	780

Total Revenue	367,175	72,221	30,945	40,288	510,629

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	172,924	49,741	19,608	—	242,273
Acquisition Costs and Other Underwriting Expenses	—	—	—	121,774	121,774
Other Operating Expenses	—	—	43	9,906	9,949

Total Losses and Expenses	172,924	49,741	19,651	131,680	373,996

Income Before Income Taxes	194,251	22,480	11,294	(91,392)	136,633

Total Income Tax Expense	—	—	—	43,922	43,922

Net Income	$194,251	$22,480	$11,294	$(135,314)	$92,711

Total Assets	—	—	$190,472	$2,362,484	$2,552,956

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
Critical Accounting Estimates
The preparation of the Company’s financial statements and related disclosures in conformity with generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Accounting policies and estimates are periodically reviewed and adjustments are made when facts and circumstances dictate. Critical accounting policies that are affected by accounting estimates include share-based compensation expense; fair value of investments, other than temporary impairments and impairment recognition for investments in securitized assets; liability for unpaid loss and loss adjustment expenses and reinsurance receivables. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect the Company’s business, also see the Risk Factors listed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Share-based Compensation Expense
Effective January 1, 2006, the Company adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, stock settled stock appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock Purchase Plan, Nonqualified Employee Stock Purchase Plan, and Directors Stock Purchase Plan based on fair values. The Company’s financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and SARS was $1.7 million and $3.1 million, respectively, before income taxes for the three and six months ended June 30, 2006. During the three and six months ended June 30, 2005, no share-based compensation expense related to stock options was recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). During the three and six months ended June 30, 2006, share-based compensation expense related to restricted stock grants and employee and director stock purchase plans was $0.9 million and $1.6 million, respectively. During the three and six months ended June 30, 2005, share-based compensation expense related to restricted stock grants was $0.03 million under APB 25. See Note 9 to the Consolidated Financial Statements for additional information.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Upon adoption of SFAS 123(R), the Company elected to value share-based payment awards granted beginning in 2006 using the Black-Scholes option-pricing model, (“Black-Scholes model”) which was also previously used for the pro forma information required under SFAS 123. For additional information, see Note 9 to the Consolidated Financial Statements. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and SARS and the Company’s expected stock price volatility over the term of the awards. Options and the option component of the Employee and Directors Stock Purchase Plans shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
The expected term of stock options and SARS represents the weighted-average period the stock options and SARS are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees. Upon the adoption of SFAS 123(R), the expected term of stock options and SARS was determined based on the demographic grouping of employees. Prior to January 1, 2006, the expected term of stock options was determined based on a single grouping of employees. Upon adoption of SFAS 123(R), historical volatility was utilized in deriving the expected volatility assumption as allowed under SFAS 123(R). Prior to January 1, 2006, the historical stock price volatility in accordance with SFAS 123 for purposes of the Company’s pro forma information was utilized. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on history, and expectation of dividend payouts.
Since share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In the Company’s pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, forfeitures were estimated based upon historical performance. If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the actual compensation expense under SFAS 123(R) may differ significantly from what was recorded in the current period.
As of June 30, 2006 there was $33.5 million of total unrecognized compensation costs related to stock options, SARS and restricted stock granted under the Company’s compensation plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.6 years.
Results of Operations (Six Months ended June 30, 2006 vs. June 30, 2005)
          Premiums: Premium information for the six months ended June 30, 2006 vs. June 30, 2005 for the Company’s business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Gross Written Premiums	$508.3	$111.8	$49.3	$669.4
2005 Gross Written Premiums	$421.8	$101.8	$45.8	$569.4
Percentage Increase	20.5%	9.8%	7.6%	17.6%
2006 Gross Earned Premiums	$493.5	$104.6	$51.2	$649.3
2005 Gross Earned Premiums	$423.0	$94.5	$50.7	$568.2
Percentage Increase	16.7%	10.7%	0.1%	14.3%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
premium writings, most notably for the Company’s various commercial package and non profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	The introduction of several new niche product offerings, including religious organization commercial package and sports and fitness products.

•	An increase to in-force policy counts as of June 30, 2006 versus June 30, 2005 of 25.9% and 19.3% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 0.8%, and 7.2% for the commercial and personal lines segments, respectively.

•	An increase of $9.5 million in homeowners gross written premium as a result of Liberty American Insurance Group, Inc.’s continued planned shift in product mix of increasing homeowners product policies and reducing mobile homeowners product policies.
This growth was offset in part by:
•	The decision by an automobile leasing customer to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by $12.5 million.

•	A decrease in mobile homeowners gross written premium of $9.6 million resulting from the continued planned shift in product mix noted above.

•	A decrease in in-force policy counts for the personal lines segment of 25.0%, resulting from a decrease to the in-force counts for the mobile homeowners product of 77.9% and an increase to the in-force policy counts for the homeowners product of 43.1%, as a result of the continued planned shift in product mix noted above.

•	Realized average rate decreases on renewal business approximating 0.6% for the specialty lines segment.
     The respective net written premiums, and net earned premiums for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2006 vs. June 30, 2005, were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Net Written Premiums	$475.8	$89.2	$19.2	$584.2
2005 Net Written Premiums	$402.3	$75.9	$25.9	$504.1
Percentage Increase (Decrease)	18.3%	17.5%	(25.9)%	15.9%

2006 Net Earned Premiums	$460.0	$83.4	$21.9	$565.3
2005 Net Earned Premiums	$367.2	$72.2	$30.5	$469.9
Percentage Increase (Decrease)	25.3%	15.5%	(28.2)%	20.3%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the period results primarily from the following:
•	A change in the Company’s net liability cession percentage under its quota share reinsurance agreement whereby the Company ceded 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies incepting during 2004, due to its decision to terminate this

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
agreement on a run-off basis effective December 31, 2004. Pursuant to the agreement, during the six months ended June 30, 2006 and 2005, the Company ceded $(0.3) million (($0.3) million for the commercial lines segment and $0 million for the specialty lines segment) and $(0.4) million ($0.4 million for the commercial lines segment, $(0.8) million for the specialty lines segment) of net written premiums, respectively, and $0 million and $33.2 million ($27.7 million for the commercial lines segment, $5.4 million for the specialty lines segment, and $0.1 million for the personal lines segment) of net earned premiums, respectively.

•	Certain of the Company’s reinsurance contracts have reinstatement or additional premium provisions under which the Company must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the six months ended June 30, 2006 and 2005, the Company accrued $3.2 million ($1.3 million for the commercial lines segment and $1.9 million for the specialty lines segment) and $1.9 million ($0.8 million for the commercial lines segment and $1.1 million for the specialty lines segment), respectively, of reinstatement or additional reinsurance premium under its casualty excess of loss reinsurance treaty, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.

•	The Company also experienced higher property catastrophe reinsurance costs, increased catastrophe loss retentions, and decreased catastrophe coverage limits for its June 1, 2006 reinsurance renewal compared to the June 1, 2005 renewal as a result of the hardening property catastrophe reinsurance market. This hardening of the property catastrophe reinsurance market is generally due to the extent of catastrophe losses incurred by reinsurers during 2004 and 2005 along with the revision of reinsurers’ predictive models of potential future catastrophe risk. The Company’s property catastrophe reinsurance coverage effective June 1, 2006 through May 31, 2007 is as follows:
-	For its personal lines catastrophe losses, the Company’s reinsurance coverage is approximately $200.2 million in excess of the Company’s $7.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (the “FHCF”) provides on an aggregate basis for Liberty American Select Insurance Company (“LASIC”) and Liberty American Insurance Company (“LAIC”) 90% coverage for approximately $108.6 million in excess of $34.4 million. In addition, LASIC purchased additional reimbursement coverage of $10.0 million in excess of approximately $7.5 million, which includes one prepaid reinstatement premium at no additional charge. The FHCF coverage inures to the benefit of the Company’s open-market catastrophe program. The coverage provided by the open-market catastrophe program (large reinsurers that are rated at least “A-” (Excellent) by A.M. Best Company) includes one mandatory reinstatement, but the FHCF coverage does not reinstate, except for the $10.0 million provided for in LASIC’s additional reimbursement coverage. Since the FHCF reimbursement coverage cannot be reinstated, the Company’s open-market program is structured such that catastrophe reinsurance coverage in excess of the FHCF coverage will “drop down” and fill in any portion of the FHCF coverage which has been utilized.

-	In addition, the Company has purchased reinstatement premium protection reinsurance contracts for its personal lines open-market catastrophe reinsurance contracts, effective June 1, 2006, which pay 100% of the reinstatement premium for the one mandatory reinstatement which the Company becomes liable to pay as a result of loss occurrences exceeding $17.5 million for its personal lines open-market catastrophe reinsurance program.

-	For its commercial lines catastrophe losses, the Company’s open-market catastrophe reinsurance coverage is $90.0 million in excess of the Company’s $10.0 million per occurrence retention. In addition, the FHCF provides on an aggregate basis for Philadelphia Indemnity Insurance Company 90% coverage for approximately $1.1 million in excess of $0.4 million, resulting in total commercial lines reinsurance coverage of approximately $91.1 million in excess of the Company’s $10.0 per occurrence retention.
          Net Investment Income: Net investment income approximated $41.7 million for the six months ended June 30, 2006 and $28.9 million for the same period of 2005. Total investments grew to $2,132.9 million at June 30, 2006 from $1,738.0 million at June 30, 2005. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities, as well as increases in interest rates. The Company’s average duration of its fixed income portfolio was 4.1 years at June 30, 2006 and June 30, 2005.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.1% at June 30, 2006, compared to 4.8% at June 30, 2005. Net investment income was reduced by $0.8 million for the six months ended June 30, 2005 due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 6).
          The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 0.53% and 2.26% for the six months ended June 30, 2006 and 2005, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total pre-tax return of (0.13)% and 1.85% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $(2.8) million for the six months ended June 30, 2006 and $11.1 million for the same period in 2005. The Company realized net investment losses of $1.3 million and $0.2 million from the sale of fixed maturity and equity securities, respectively, for the six months ended June 30, 2006, and $0.1 million and $1.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
The Company realized net investment gains of $3.6 million and $10.8 million from the sale of fixed maturity and equity securities, respectively, for the six months ended June 30, 2005, and $0 million and $0.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $10.8 million net realized gains from the sale of equity securities included approximately $11.0 million of net realized gains as a result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. Net realized investment gain was reduced by $3.2 million for the six months ended June 30, 2005 due to the recognized loss of the change in fair value of a cash flow hedge entered into by the Company for which the anticipated transaction did not occur (see Note 4).
          Other Income: Other income approximated $0.9 million for the six months ended June 30, 2006 and $0.8 million for the same period of 2005. Other income consists primarily of commissions earned on brokered personal lines business, fees earned on servicing personal lines business, and to a lesser extent brokered commercial lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $10.1 million (4.2%) to $252.4 million for the six months ended June 30, 2006 from $242.3 million for the same period of 2005, while the loss ratio decreased to 44.6% in 2006 from 51.6% in 2005.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	A $15.5 million reduction in ceded loss and loss adjustment expenses pursuant to a 10% quota share agreement (See Premiums). Ceded loss and loss adjustment expenses pursuant to this quota share agreement for the six months ended June 30, 2005 were $15.5 million; however, due to the Company’s decision to terminate this agreement on a run-off basis effective December 31, 2004, there were no losses ceded to this agreement during 2006.
These increases to net loss and loss adjustment expenses incurred were partially offset by:
•	Net reserve actions taken during the six months ended June 30, 2006, wherein the net estimated unpaid loss and loss adjustment expenses for accident years 2005 and prior were decreased by $35.6 million as compared to net reserve actions taken during the six months ended June 30, 2005 wherein the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were decreased by $7.4 million. Decreases in

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
the estimated net unpaid loss and loss adjustment expenses by accident year during the six months ended June 30, 2006 by accident year were as follows:

Net Basis Decrease
(In millions)
Accident Year 2005	$26.4
Accident Year 2004	3.5
Accident Year 2003	0.6
Accident Years 2002 and prior	5.1

Total Decrease	$35.6

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for property coverages on commercial package policies and for professional liability policies due to better than expected case incurred loss development.

For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for all coverages on commercial package polices due better than expected case incurred loss development.

For accident year 2003, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for property and auto coverages on commercial package policies due to better than expected case incurred development.

For accident years 2002 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for auto coverages on commercial package policies, commercial auto policies, and professional liability policies due to lower than expected case incurred development.

•	During the six months ended June 30, 2005, the Company incurred $3.0 million of net loss and loss adjustment expenses attributable to estimated personal lines catastrophe losses from hailstorms which struck Florida in March 2005. There were no such catastrophe losses during the six months ended June 30, 2006.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $40.6 million (33.3%) to $162.4 million for the six months ended June 30, 2006 from $121.8 million for the same period of 2005, and the expense ratio increased to 28.7% in 2006 from 25.9% in 2005. The increase in acquisition costs and other underwriting expenses was due primarily to the following:
•	The growth in net earned premiums.

•	An increase in insurance guaranty fund assessments.

•	Share-based compensation expense recognized under SFAS 123(R), which was adopted by the Company on January 1, 2006.

•	A $15.0 million decrease in ceding commission earned pursuant to the Company’s quota share agreements (See “Premiums”). During the six months ended June 30, 2006, the Company earned no ceding commissions related to quota share agreements as compared to $15.0 million during the same period of 2005. There were no ceded earned premiums pursuant to these quota share agreements for the six months ended June 30, 2006 as compared to $33.2 million for the same period of 2005 due to the Company’s decision to terminate its 10% quota share agreement on a run-off basis effective December 31, 2004.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          Other Operating Expenses: Other operating expenses decreased by $4.6 million to $5.3 million for the six months ended June 30, 2006 from $9.9 million for the same period of 2005. $2.0 million of the decrease is due to a bonus accrual for the six months ended June 30, 2005 related to the terms of an employment agreement with the Company’s founder and Chairman.
          Income Tax Expense: The Company’s effective tax rate for the six months ended June 30, 2006 and 2005 was 32.4% and 32.1%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Results of Operations (Three Months ended June 30, 2006 vs. June 30, 2005)
          Premiums: Premium information for the three months ended June 30, 2006 vs. June 30, 2005 for the Company’s business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Gross Written Premiums	$265.3	$53.7	$22.4	$341.4
2005 Gross Written Premiums	$211.8	$48.2	$24.3	$284.3
Percentage Increase (Decrease)	25.2%	11.4%	(7.8)%	20.1%

2006 Gross Earned Premiums	$252.8	$53.1	$25.8	$331.7
2005 Gross Earned Premiums	$209.3	$47.2	$23.7	$280.2
Percentage Increase	20.8%	12.5%	8.9%	18.4%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	The introduction of several new niche product offerings, including religious organization commercial package and sports and fitness products.

•	An increase to in-force policy counts as of June 30, 2006 versus June 30, 2005 of 25.9% and 19.3% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 1.3%, and 8.3% for the commercial and personal lines segments, respectively.
This growth was partially offset by:
•	A decrease in mobile homeowners gross written premium of $2.6 million, resulting from the continued planned shift in product mix to homeowners product policies.

•	A decrease in in-force policy counts for the personal lines segment of 25.0%, resulting from a decrease to the in-force counts for the mobile homeowners product of 77.9% and an increase to the in-force policy counts for the homeowners product of 43.1%, as a result of the continued planned shift in product mix noted above.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	Realized average rate decreases on renewal business approximating 0.5% for the specialty lines segment.
The respective net written premiums, and net earned premiums for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2006 vs. June 30, 2005, were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Net Written Premiums	$247.7	$43.8	$4.8	$296.3
2005 Net Written Premiums	$198.1	$39.6	$12.7	$250.4
Percentage Increase (Decrease)	25.0%	10.6%	(62.2)%	18.3%

2006 Net Earned Premiums	$235.6	$43.5	$9.7	$288.8
2005 Net Earned Premiums	$183.5	$36.8	$12.8	$233.1
Percentage Increase (Decrease)	28.4%	18.2%	(24.2)%	23.9%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	A change in the Company’s net liability cession percentage under its quota share reinsurance agreement, whereby the Company ceded 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies incepting during 2004, due to its decision to terminate this agreement on a run-off basis effective December 31, 2004. Pursuant to the agreement, during the three months ended June 30, 2006 and 2005, the Company ceded $0 million and $(0.2) million for the commercial lines segment of net written premiums, respectively, and $0 million and $14.4 million ($12.1 million for the commercial lines segment, $2.3 million for the specialty lines segment, and $0 million for the personal lines segment) of net earned premiums, respectively.
The hardening of the reinsurance market, generally due to catastrophe losses incurred by reinsurers during 2004 and 2005 along with reinsurers’ revised models of potential future catastrophe risk, have led to higher property catastrophe reinsurance costs in 2006 compared to 2005. The Company’s catastrophe reinsurance premium rates for its June 1, 2006 catastrophe reinsurance program renewal are higher than originally anticipated, its catastrophe reinsurance loss retentions are increased, and its catastrophe reinsurance coverage limits are decreased, as compared to its June 1, 2005 catastrophe reinsurance program set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
          Net Investment Income: Net investment income was $21.7 million for the three months ended June 30, 2006 and $15.4 million for the same period of 2005. Total investments grew to $2,132.9 million at June 30, 2006 from $1,738.0 million at June 30, 2005. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities, as well as increases in interest rates. The Company’s average duration of its fixed income portfolio was 4.1 years at June 30, 2006 and June 30, 2005. The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.1% at June 30, 2006, compared to 4.8% at June 30, 2005. Net investment income was reduced by $0.3 million for the three months ended June 30, 2005 due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 6).
          The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 0.48% and 2.56% for the three months ended June 30, 2006 and 2005, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total pre-tax return of 0.12% and 2.42% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $(2.4) million for the three months ended June 30, 2006 and $0.3 million for the same period in 2005. The Company realized net investment losses of $0.6 million and $1.2 million from the sale of fixed maturity and equity securities, respectively, for the three months ended June 30, 2006, and $0.1 million and $0.5 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
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
          Other Income: Other income approximated $0.4 million for the three months ended June 30, 2006 and $0.3 million for the same period of 2005. Other income consists primarily of commissions earned on brokered personal lines business, fees earned on servicing of personal lines business, and to a lesser extent brokered commercial lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses decreased $7.0 million (6.0%) to $108.8 million for the three months ended June 30, 2006 from $115.8 million for the same period of 2005, and the loss ratio decreased to 37.7% in 2006 from 49.7% in 2005.
The decrease in net loss and loss adjustment expenses was primarily due to:
•	Net reserve actions taken during the three months ended June 30, 2006, wherein the net estimated unpaid loss and loss adjustment expenses for accident years 2005 and prior were decreased by $35.7 million as compared to reserve actions taken during the three months ended June 30, 2005 wherein the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were decreased by $8.1 million. Decreases in the estimated net unpaid loss and loss adjustment expenses during the three months ended June 30, 2006 by accident year are as follows:

Net Basis Decrease
(In millions)
Accident Year 2005	$23.1
Accident Year 2004	4.2
Accident Year 2003	0.8
Accident Years 2002 and prior	7.6

Total Decrease	$35.7

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for property coverages on commercial package policies and for professional liability policies due to better than expected case incurred loss development.
For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for all coverages on commercial package polices due better than expected case incurred loss development.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
For accident year 2003, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for property and auto coverages on commercial package policies due to better than expected case incurred development.

For accident years 2002 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for property and auto coverages on commercial package policies, commercial auto policies and professional liability policies due to lower than expected case incurred loss development.

•	A $6.6 million reduction in ceded loss and loss adjustment expenses pursuant to a 10% quota share agreement (See Premiums). Ceded loss and loss adjustment expenses pursuant to this quota share agreement for the three months ended June 30, 2005 were $6.6 million; however, due to the Company’s decision to terminate this agreement on a run-off basis effective December 31, 2004, there were no losses ceded to this agreement during 2006.
These decreases to the net loss and loss adjustment expenses incurred were partially offset by the growth in net earned premiums.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $27.5 million (47.6%) to $85.3 million for the three months ended June 30, 2006 from $57.8 million for the same period of 2005, and the expense ratio increased to 29.5% in 2006 from 24.8% in 2005. The increase in acquisition costs and other underwriting expenses was due primarily to the following:
•	The growth in net earned premiums.

•	An increase in insurance guaranty fund assessments.

•	Share-based compensation expense recognized under SFAS 123(R), which was adopted by the Company on January 1, 2006.

•	A $6.6 million decrease in ceding commission earned pursuant to quota share agreements (See Premiums). During the three months ended June 30, 2006, the Company earned no ceding commissions related to quota share agreements as compared to $6.6 million of earned ceding commissions related to quota share agreements during the same period of 2005. There were no ceded earned premiums pursuant to these quota share agreements for the three months ended June 30, 2006 as compared to $14.4 million for the same period of 2005, due to the Company’s decision to terminate its 10% quota share agreement on a run-off basis effective December 31, 2004.
          Other Operating Expenses: Other operating expenses decreased by $3.1 million to $2.9 million for the three months ended June 30, 2006 from $6.0 million for the same period of 2005. The majority of the decrease in other operating expenses is attributable to a $2.0 million bonus accrual for the three months ended June 30, 2005 related to the terms of an employment agreement with the Company’s founder and Chairman. There was no such accrual for the three months ended June 30, 2006.
          Income Tax Expense: The Company’s effective tax rate for the three months ended June 30, 2006 and 2005 was 32.8% and 32.1%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Investments
The Company’s investment objectives are the realization of relatively high levels of after-tax net investment income within competitive after-tax total rates of return and a prudent level of risk. The Company also maintains adequate securities in amount and duration to meet the Company’s cash requirements, as well as maintaining and improving

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of June 30, 2006 approximately 85.5% and 10.3% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 90.1% and 8.1%, respectively, at December 31, 2005.
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $225.7 million, $341.8 million and $304.1 million, respectively, as of June 30, 2006, and $138.3 million, $282.3 million and $227.0 million, respectively, as of December 31, 2005.
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security whose fair value is below its cost. Upon identification of such securities, a detailed review is performed for all securities, except interests in securitized assets, meeting predetermined thresholds to determine whether such decline is other than temporary. If the Company determines a decline in value to be other than temporary, based upon its detailed review, or if a decline in value for an equity investment has persisted continuously for nine months, the cost basis of the security is written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, but are not limited to: whether the issuer is in financial distress; the performance of the collateral underlying a secured investment; whether a significant credit rating action has occurred; whether scheduled interest payments have been delayed or missed; whether changes in laws and/or regulations have impacted an issuer or industry; an assessment of the timing of a security’s recovery to fair value; and an ability and intent to hold the security to recovery. The amount of any write down is included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.6 million and $0.1 million, respectively, for the three months ended June 30, 2006 and 2005, and $1.3 million and $0.2 million, respectively, for the six months ended June 30, 2006 and 2005. The Company attributes these other than temporary declines in fair value primarily to issuer specific conditions.
The Company’s impairment evaluation and recognition for interests in securitized assets is conducted in accordance with the guidance provided by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board. Pursuant to this guidance, impairment losses on securities must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. Non-cash realized investment losses recorded for the three and six months ended June 30, 2006 and 2005 were $0 million as a result of the Company’s impairment evaluation for investments in securitized assets.
The Company’s fixed maturity portfolio amounted to $1,882.5 million and $1,761.5 million, as of June 30, 2006 and December 31, 2005, respectively, of which 99.8% of the portfolio as of June 30, 2006 and 99.9% of the portfolio as of December 31, 2005 was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $50.9 million and $23.5 million as of June 30, 2006 and December 31, 2005, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $24.8 million and $9.7 million as of June 30, 2006 and December 31, 2005, respectively.
The following table identifies the period of time securities with an unrealized loss at June 30, 2006 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.1 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $2.4 million. No issuer of securities or industry represents more than 2.5% and 18.7%, respectively, of the total estimated fair value, or 3.3% and 24.7%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by Agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. The unrealized losses on these securities are attributable generally to interest rate increases. The contractual cash flows of these securities are guaranteed by Agencies of the U.S. Government, and it is therefore expected that the securities would not be settled

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
at a price less than the amortized cost of the Company’s investment. Since the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2006.

	Gross Unrealized Losses as of June 30, 2006
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 — 3 months	$0.3	$0.9	$1.2	$4.0	$5.2
4 — 6 months	3.5	5.6	9.1	3.2	12.3
7 — 9 months	0.7	1.5	2.2	0.2	2.4
10 — 12 months	7.7	9.0	16.7	—	16.7
13 — 18 months	6.1	3.8	9.9	—	9.9
19 — 24 months	4.7	2.7	7.4	—	7.4
> 24 months	3.1	1.3	4.4	—	4.4

Total Gross Unrealized Losses	$26.1	$24.8	$50.9	$7.4	$58.3

Estimated fair value of securities with a gross unrealized loss	$887.1	$755.2	$1,642.3	$74.2	$1,716.5

The Company’s impairment evaluation as of June 30, 2006 for fixed maturities available for sale excluding interests in securitized assets, concluded the following:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to interest rate increases. Of the 40 investment positions held, approximately 92% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Since the Company has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A2/A to AAA/Aaa are generally caused by interest rate increases. Of the 638 investment positions held, approximately 81% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.
Corporate Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Ba1/BB+ to Aaa/AAA are generally caused by interest rate increases. Of the 166 investment positions held, approximately 95% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The Company’s impairment evaluation as of June 30, 2006 for interests in securitized assets, concluded the following:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aa1/AA+ to Aaa/AAA are generally caused by interest rate increases. Of the 155 investment positions held, approximately 74% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 120 investment positions held, approximately 67% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 157 investment positions held, approximately 92% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Since the Company has the ability and intent to hold the investments until recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired.
The Company’s impairment evaluation as of June 30, 2006 for equity securities, concluded the following:
Equity Securities:
Based upon the analytical procedures performed with respect to the Company’s equity securities, the Company does not consider the equity securities to be other than temporarily impaired. Of the 3,481 investment positions held, approximately 35% were in an unrealized loss position.
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
For the three months ended June 30, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.6 million and $3.0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $14.7 million and $14.6 million, respectively. For the three months ended June 30, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.1 million and $1.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $2.3 million and $11.4 million, respectively.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
$1.1 million of the $1.6 million gross loss on the sale of equity securities for the three months ended June 30, 2005 was the result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. This $1.1 million realized gross loss was in addition to the previously reported $1.4 million impairment loss recognized during the three months ended December 31, 2004 upon the Company’s initial decision to change three of its common stock investment managers and no longer hold the securities to recovery.
For the six months ended June 30, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $4.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $55.0 million and $26.3 million, respectively. For the six months ended June 30, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $3.0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $20.6 million and $31.4 million, respectively.
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
Liquidity and Capital Resources
          For the six months ended June 30, 2006, the Company’s fixed maturity investments experienced unrealized investment depreciation of $20.4 million, net of the related deferred tax benefit of $11.0 million and its equity investments experienced unrealized investment appreciation of $2.9 million, net of the related deferred tax expense of $1.6 million. The experienced unrealized depreciation with respect to the fixed maturity investments is generally attributable to interest rate increases. At June 30, 2006, the Company had total investments with a carrying value of $2,132.9 million, of which 88.3% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The remaining 11.7% of the Company’s total investments consisted primarily of publicly traded common stock securities.
          The Company produced net cash from operations of $238.2 million and $170.6 million for the six months ended June 30, 2006 and 2005, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the six months ended June 30, 2006 was primarily generated from premium growth during the current year due to increases in the number of policies written and, to a lesser extent, price increases realized on renewal business. Net loss and loss expense payments were $170.3 million and $143.4 million, respectively, for the six months ended June 30, 2006 and 2005. The six months ended June 30, 2005 includes a $5.2 million tax benefit from the exercise of stock options issued under the Company’s performance based compensation plan. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.
          The Company generated $12.5 million of net cash from financing activities during the six months ended June 30, 2006. Cash provided from financing activities consisted of an $8.1 million excess tax benefit from the issuance of shares pursuant to stock based compensation plans; $6.0 million and $1.8 million of proceeds from the issuance of shares pursuant to the Company’s stock based compensation and stock purchase plans, respectively, and $1.3 million from the collection of notes receivable associated with the Company’s employee stock purchase plans. Cash used for financing activities consisted of $4.7 million for shares withheld to satisfy a minimum required tax withholding obligation arising upon the exercise of employee stock options.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At June 30, 2006 the insurance subsidiaries’ unused borrowing capacity was $475.7 million. The remaining borrowing capacity provides an immediately available line of credit.
          On June 30, 2006, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time, with a maturity date of June 29, 2007. The Credit Agreement contains an annual commitment fee of 8.0 basis points per annum on the unused commitments under the Credit Agreement and provides capacity for working capital and other general corporate purposes. As of June 30, 2006, no borrowings have been made by the Company under the Credit Agreement. Each loan under the facility will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.40% or the higher of the Administrative Agent and Lender’s prime rate and the Federal Funds rate plus 0.50%. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. At June 30, 2006, the Company was in compliance with all covenants contained in the Credit Agreement.
          On February 8, 2006, the Company announced the declaration of a three-for-one stock split of its common stock, which was effected in the form of a stock dividend. Record holders of the Company’s common stock at the close of business on February 20, 2006 (the “Shareholders of Record”) received two additional shares of common stock for each share held on that date. The additional shares of common stock were distributed to the Shareholders of Record in the form of a stock dividend on March 1, 2006. All share and per share amounts in this MD&A have been adjusted to reflect the stock split for all periods presented.
          The NAIC’s risk-based capital method is designed to measure the acceptable amount of capital and surplus an insurer should have, based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the capital and surplus of the Company’s insurance subsidiaries is in excess of the prescribed risk-based capital requirements.
New Accounting Pronouncement
          In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company is currently in the process of evaluating the impact of FIN 48.
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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The Company’s financial instruments are subject to the market risk of potential losses from adverse changes in market rates and prices. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. The Company has established, among other criteria, duration, asset quality and asset allocation guidelines for managing its investment portfolio market risk exposure. The Company’s investments are classified as Available For Sale and consist of diversified issuers and issues.
          The tables below provide information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of June 30, 2006 and 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.
T

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
	(Dollars in Thousands)
June 30, 2006
Investments
Total Fixed Maturities Available For Sale	$1,882,505	200 bp decrease	$2,030,157	7.8%	10.2%
		100 bp decrease	$1,958,894	4.1%	5.3%
		50 bp decrease	$1,920,965	2.0%	2.7%
		50 bp increase	$1,844,046	(2.0)%	(2.7)%
		100 bp increase	$1,806,054	(4.1)%	(5.3)%
		200 bp increase	$1,732,609	(8.0)%	(10.3)%

June 30, 2005
Investments
Total Fixed Maturities Available For Sale	$1,599,748	200 bp decrease	$1,720,295	7.5%	10.3%
		100 bp decrease	$1,661,621	3.9%	5.3%
		50 bp decrease	$1,631,882	2.0%	2.8%
		50 bp increase	$1,566,142	(2.1)%	(2.9)%
		100 bp increase	$1,532,150	(4.2)%	(5.8)%
		200 bp increase	$1,465,058	(8.4)%	(11.5)%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its common stock during the second quarter of 2006 are shown in the following table:

				(c) Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares That
				Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number		(b) Average	Announced	Under the
	of Shares		Price Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
April 1 - April 30	7,755	(1)	$22.90	—	—
					$45,000,000 (2)
May 1 - May 31	1,155	(1)	$21.47	—	—
					$45,000,000 (2)
June 1 - June 30	2,518	(1)	$24.25	—	—
					$45,000,000 (2)

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounted to $75.3 million, of which $30.3 million has been utilized.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on April 28, 2006, the following nominees were elected to the Board of Directors:

Name	Votes For	Votes Withheld
Aminta Hawkins Breaux	61,770,203	213,029
Michael J. Cascio	59,774,105	2,209,127
Elizabeth H. Gemmill	61,771,648	211,584
James J. Maguire	53,365,680	8,617,552
James J. Maguire, Jr.	52,261,676	9,721,556
Margaret M. Mattix	61,771,668	211,564
Michael J. Morris	51,369,827	10,613,405
Shaun F. O’Malley	53,347,930	8,635,302
Donald A. Pizer	61,772,173	211,059
Ronald R. Rock	61,771,873	211,359
Sean S. Sweeney	53,362,245	8,620,987
     The following other matters were approved at the Annual Meeting:

	Votes For	Votes Against	Abstentions	Broker-Non Votes
Approval of the Appointment of PricewaterhouseCoopers, LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2006	61,825,837	138,830	18,564	—

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

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date August 7, 2006	James J. Maguire, Jr. James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date August 7, 2006	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting
Officer)