Form 10-Q
period 2006-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2006-11-09
CIK 909109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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
YES: ☐ NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2006.
Common Stock, no par value, 70,440,485 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended September 30, 2006

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets –September 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations and Comprehensive Income — For the three and nine months ended September 30, 2006 and 2005	4

Consolidated Statements of Changes in Shareholders’ Equity — For the nine months ended September 30, 2006 and the year ended December 31, 2005	5

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-24

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-42

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.

Controls and Procedures	44

Part II — Other Information

Item 1.

Legal Proceedings	45

Item 1A.

Risk Factors	45

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.

Defaults Upon Senior Securities	45

Item 4.

Submission of Matters to a Vote of Security Holders	45

Item 5.

Other Information	46

Item 6.

Exhibits	46

Signatures	47
Casualty (Clash) Excess of Loss Reinsurance Agreement
Addendum No. 3 to the 3rd and 4th Property Excess of Loss Reinsurance Agreement
Casualty Excess of Loss Reinsurance Contract
Endorsement No. 4 to the Property Per Risk
Commutation and Release Agreement
$6,150,000 Excess $10,000,000 Catastrophe Reinsurance Contract
First Excess Reinstatement Premium Protection Reinsurance Contract
Second and third Excess Reinstatement Premium Protection Reinsurance Contract
Florida Hurricane Catastrophe Fund Reimbursement Contract
Florida Hurricane Catastrophe Fund Reimbursement Contract
Certification of the Company's chief executive officer
Certification of the Company's chief financial officer
Certification of the Company's chief executive officer pursuant to Section 906
Certification of the Company's chief financial officer pursuant to Section 906

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	September 30, 2006	December 31,
	(Unaudited)	2005
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $2,053,568 AND $1,778,215)	$2,045,960	$1,761,530
EQUITY SECURITIES AT MARKET (COST $245,989 AND $160,926)	275,542	173,455

TOTAL INVESTMENTS	2,321,502	1,934,985

CASH AND CASH EQUIVALENTS	116,294	74,385
ACCRUED INVESTMENT INCOME	18,505	18,095
PREMIUMS RECEIVABLE	342,240	286,778
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	272,838	396,248
DEFERRED INCOME TAXES	32,251	31,893
DEFERRED ACQUISITION COSTS	157,457	129,486
PROPERTY AND EQUIPMENT, NET	26,441	23,886
OTHER ASSETS	41,893	32,070

TOTAL ASSETS	$3,329,421	$2,927,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,243,411	$1,245,763
UNEARNED PREMIUMS	758,141	631,468

TOTAL POLICY LIABILITIES AND ACCRUALS	2,001,552	1,877,231
FUNDS HELD PAYABLE TO REINSURER	—	39,221
PREMIUMS PAYABLE	59,721	58,839
OTHER LIABILITIES	194,486	136,039

TOTAL LIABILITIES	2,255,759	2,111,330

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 70,441,872 AND 69,266,016 SHARES ISSUED AND OUTSTANDING	360,790	332,757
NOTES RECEIVABLE FROM SHAREHOLDERS	(10,118)	(7,217)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	14,264	(2,702)
RETAINED EARNINGS	708,726	493,658

TOTAL SHAREHOLDERS’ EQUITY	1,073,662	816,496

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,329,421	$2,927,826

2005 share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
REVENUE:
NET EARNED PREMIUMS	$296,366	$244,770	$861,706	$714,661
NET INVESTMENT INCOME	23,833	16,979	65,572	45,843
NET REALIZED INVESTMENT GAIN (LOSS)	(6,976)	1,097	(9,782)	12,191
OTHER INCOME	795	600	1,703	1,380

TOTAL REVENUE	314,018	263,446	919,199	774,075

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	95,662	162,254	353,289	459,111
NET REINSURANCE RECOVERIES	(10,956)	(20,395)	(16,163)	(74,979)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	84,706	141,859	337,126	384,132
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	89,052	67,542	251,406	189,316
OTHER OPERATING EXPENSES	3,364	5,142	8,644	15,091

TOTAL LOSSES AND EXPENSES	177,122	214,543	597,176	588,539

INCOME BEFORE INCOME TAXES	136,896	48,903	322,023	185,536

INCOME TAX EXPENSE (BENEFIT):
CURRENT	49,725	13,544	116,448	67,404
DEFERRED	(2,719)	269	(9,493)	(9,669)

TOTAL INCOME TAX EXPENSE	47,006	13,813	106,955	57,735

NET INCOME	$89,890	$35,090	$215,068	$127,801

OTHER COMPREHENSIVE INCOME, NET OF TAX:
HOLDING GAIN (LOSS) ARISING DURING PERIOD	$29,929	$(8,619)	$10,608	$(11,895)
RECLASSIFICATION ADJUSTMENT	4,534	(713)	6,358	(7,924)

OTHER COMPREHENSIVE INCOME (LOSS)	34,463	(9,332)	16,966	(19,819)

COMPREHENSIVE INCOME	$124,353	$25,758	$232,034	$107,982

PER AVERAGE SHARE DATA:
NET INCOME – BASIC	$1.28	$0.51	$3.08	$1.87

NET INCOME — DILUTED	$1.22	$0.48	$2.94	$1.76

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	69,991,728	69,008,412	69,717,194	68,386,476
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	3,488,999	4,368,114	3,470,645	4,381,077

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	73,480,727	73,376,526	73,187,839	72,767,553

2005 share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Nine
	Months Ended
	September 30, 2006	For the Year Ended
	(Unaudited)	December 31, 2005
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	69,266,016	66,821,751
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	235,260	1,589,406
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	940,596	854,859

BALANCE AT END OF PERIOD	70,441,872	69,266,016

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$332,757	$292,856
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS	6,626	27,817
EFFECTS OF ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	21,123	11,939
OTHER	284	145

BALANCE AT END OF PERIOD	360,790	332,757

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(7,217)	(5,465)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(4,879)	(4,095)
COLLECTION OF NOTES RECEIVABLE	1,978	2,343

BALANCE AT END OF PERIOD	(10,118)	(7,217)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	(2,702)	19,796
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	16,966	(22,498)

BALANCE AT END OF PERIOD	14,264	(2,702)

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	493,658	336,970
NET INCOME	215,068	156,688

BALANCE AT END OF PERIOD	708,726	493,658

TOTAL SHAREHOLDERS’ EQUITY	$1,073,662	$816,496

2005 share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$215,068	$127,801
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	9,782	(12,191)
AMORTIZATION OF INVESTMENT PREMIUMS, NET OF DISCOUNT	7,452	8,794
DEPRECIATION	4,297	3,436
DEFERRED INCOME TAX BENEFIT	(9,493)	(9,669)
CHANGE IN PREMIUMS RECEIVABLE	(55,462)	(49,865)
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	84,189	44,087
CHANGE IN OTHER RECEIVABLES	(410)	(3,773)
CHANGE IN DEFERRED ACQUISITION COSTS	(27,971)	(35,953)
CHANGE IN INCOME TAXES PAYABLE	11,957	(2,718)
CHANGE IN OTHER ASSETS	(8,126)	5,551
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	(2,352)	124,710
CHANGE IN UNEARNED PREMIUMS	126,673	97,800
CHANGE IN OTHER LIABILITIES	26,164	14,202
FAIR VALUE OF STOCK BASED COMPENSATION	9,780	297
TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	—	5,352
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	(8,411)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	383,137	317,861

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	133,439	147,466
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	206,316	147,169
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	71,858	135,646
COST OF FIXED MATURITIES ACQUIRED	(603,243)	(694,353)
COST OF EQUITY SECURITIES ACQUIRED	(156,679)	(165,170)
SETTLEMENT OF CASH FLOW HEDGE	—	(3,148)
PURCHASE OF PROPERTY AND EQUIPMENT	(6,852)	(5,451)

NET CASH USED BY INVESTING ACTIVITIES	(355,161)	(437,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS PAYABLE	—	(44,787)
PROCEEDS FROM LOANS PAYABLE	—	11,381
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	6,474	3,808
PROCEEDS FROM COLLECTION OF NOTES RECEIVABLE	1,978	1,767
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	1,746	23,703
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	8,411	—
COST OF SHARES WITHHELD TO SATISFY MINIMUM REQUIRED TAX WITHHOLDING OBLIGATION ARISING UPON EXERCISE OF OPTIONS	(4,676)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	13,933	(4,128)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,909	(124,108)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,385	195,496

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,294	$71,388

NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$4,879	$4,555
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended September 30, 2006 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year or any other period. Certain prior years’ amounts have been reclassified for comparative purposes.

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

The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $5.7 million and $0.1 million, respectively, for the three months ended September 30, 2006 and 2005, and $7.0 million and $0.3 million, respectively, for the nine months ended September 30, 2006 and 2005. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the three or nine months ended September 30, 2006 or 2005 as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table identifies the period of time securities with an unrealized loss at September 30, 2006 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are approximately $600 of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $2.4 million. No issuer of securities or industry represents more than 3.8% and 26.1%, respectively, of the total estimated fair value, or 5.3% and 28.0%, respectively, of the total gross unrealized loss included in the table below. This industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by Agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. The unrealized losses on these securities are attributable generally to interest rate increases. The contractual repayment of these securities is guaranteed by Agencies of the U.S. Government, and it is therefore expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. At the present time, the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity; therefore the Company does not consider these investments to be other than temporarily impaired at September 30, 2006.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Fixed Maturities Available for Sale

U.S. Treasury Securities and Obligations of U.S. Government Agencies	$1,407	$14	$12,695	$257	$14,102	$271

Obligations of States and Political Subdivisions	40,753	213	385,271	4,834	426,024	5,047
Corporate Debt Securities	5,556	20	112,797	2,803	118,353	2,823

Asset Backed Securities	36,300	211	34,311	424	70,611	635

Mortgage Pass-Through Securities	121,890	1,081	175,383	5,123	297,273	6,204

Collateralized Mortgage Obligations	84,253	705	80,347	1,957	164,600	2,662

Total Fixed Maturities Available for Sale	$290,159	$2,244	$800,804	$15,398	$1,090,963	$17,642

Equity Securities	47,123	4,512	—	—	47,123	4,512

Total Investments	$337,282	$6,756	$800,804	$15,398	$1,138,086	$22,154

The Company’s impairment evaluation as of September 30, 2006 resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to interest rate increases. Of the 32 investment positions held, approximately 71.9% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A2/A to AAA/Aaa are generally caused by interest rate increases. Of the 635 investment positions held, approximately 53.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments.
Corporate Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Ba1/BB+ to Aaa/AAA are generally caused by interest rate increases. Of the 158 investment positions held, approximately 71.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments.
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aa1/AA+ to Aaa/AAA are generally caused by interest rate increases. Of the 163 investment positions held, approximately 40.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. The

Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 131 investment positions held, approximately 58.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 168 investment positions held, approximately 57.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. The Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investments.
Equity Securities:
Based upon the analytical procedures performed with respect to the Company’s equity securities, the Company does not consider the equity securities to be other than temporarily impaired. Of the 3,589 investment positions held, approximately 22.5% were in an unrealized loss position.
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

There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine that it does not intend to hold the security until maturity or should it determine that a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized investment loss for the period such determination was made.

3.	Restricted Assets

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, Obligations of U.S. Government Corporations and Agencies and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. At September 30, 2006 and December 31, 2005, the carrying value of the securities on deposit totaled $14.8 million and $15.1 million, respectively.

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

5.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex and imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and been reported to the Company and an amount for losses incurred that have not yet been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other internal and external factors. These factors include, but are not limited to, the Company’s growth, changes in the Company’s operations, and legal, social, and economic developments. These estimates are reviewed regularly and any resulting adjustments are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2006, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.

During the three months ended September 30, 2006, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior by the following amounts:

Net Basis Decrease
(In millions)
Accident Year 2005	$32.2
Accident Year 2004	8.0
Accident Year 2003	2.5
Accident Years 2002 and prior	—

Total Decrease	$42.7

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for all coverages on commercial package policies due to better than expected case incurred loss development.

For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for general liability and automobile coverages on commercial package polices due to better than expected case incurred loss development.

For accident year 2003, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial automobile policies and automobile coverages on commercial package policies due to better than expected case incurred loss development.

In addition, during the three months ended September 30, 2006, the Company lowered its estimated net unpaid loss and loss adjustment expenses for the 2006 accident year as a result of the implications of the favorable development observed on the prior accident years noted previously. The impact of this lower loss estimate related to the net earned premiums for the six months ended June 30, 2006 was a reduction of approximately $14.8 million to net unpaid loss and loss adjustment expenses during the three months ended September 30, 2006.

6.	Funds Held Payable To Reinsurer

Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all of the Company’s lines of business on policies effective April 1, 2003 through December 31, 2003, and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 through December 31, 2004. The Company received a provisional commission of 33% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement the Company withheld the reinsurance premium due the reinsurers reduced by the reinsurers’ expense allowance, and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account was also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement allowed for a profit commission to be paid to the Company upon commutation. Effective January 1, 2006 and January 1, 2005, the Company entered into Reinsurance Commutation and Release Agreements with respect to the 2004 Whole Account Net Quota Share Reinsurance Contract and the 2003 Whole Account Net Quota Share Reinsurance Contract, respectively. As a result of the commutation effective January 1, 2006, the Funds Held Payable to Reinsurer liability was reduced by approximately $39.2 million, offset by an increase to net Unpaid Loss and Loss Adjustment Expenses of $31.9 million, an increase to net Unearned Premiums of $0.3 million, and a reduction to the profit commission receivable of approximately $7.0 million. No gain or loss was realized as a result of this commutation.

Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
Funds Held Payable to Reinsurer Balance at Beginning of Period	$39,221	$131,119

Net Written Premiums Ceded	—	(316)
Reinsurer Expense Allowance	—	11
Provisional Commission	—	(6,722)
Paid Loss and Loss Adjustment Expenses	—	(8,451)
Interest Credit	—	1,486
Commutation	(39,221)	(77,906)
Other	—	—

Subtotal Activity	(39,221)	(91,898)

Funds Held Payable to Reinsurer Balance at End of Period	$—	$39,221

7.	Shareholders’ Equity

The Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) (formerly known as Philadelphia Consolidated Holding Corp. Stock Option Plan) provides incentives and awards to those employees and members of the Board of Directors (“participants”) largely responsible for the long term success of the Company.

The maximum number of shares of the Company’s common stock which may be subject to awards granted under the Plan are 18,750,000 (restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006), and the Plan permits (but does not require) the grant of restricted stock awards under conditions meeting the “performance based” compensation requirements of Section 162(m) of the Internal Revenue Code. The maximum number of shares includes all shares previously available for grants under the stock option plan prior to the adoption of this Plan. As of September 30, 2006, 5,006,466 shares of common stock remain reserved for future issuance pursuant to awards granted under the Plan. Under the Plan, the Company may grant stock options, stock settled appreciation rights (“SARS”), restricted stock awards and restricted stock units to participants. Stock options, restricted stock awards and SARS have been granted to employees, and restricted stock awards have been granted to the Company’s non-employee directors pursuant to the Plan as of September 30, 2006.

During 2006, the Company granted SARS and restricted stock awards to certain employees and granted restricted stock awards to its non-employee directors. All stock options that have been granted have provided for the purchase of common stock at a price not less than the fair market value on the grant date. A SAR grant consists of a right that is the economic equivalent of a stock option that could have been granted under the Plan, except that on the exercise of a SAR, the employee receives shares of the Company’s common stock having a fair market value that is equal to the fair market value of the shares of common stock that would be subject to such hypothetical option, reduced by the amount that would be required to be paid by the employee as the purchase price on exercise of such hypothetical option. All grants of SARS have provided for a hypothetical option purchase price of not less than the fair market value on the grant date. Stock options and SARS are generally exercisable after the expiration of five years following the grant date and expire ten years following the grant date. Compensation expense for stock options and SARS is recognized ratably over the vesting period. Stock options and SARS are generally forfeited by participants who terminate employment prior to vesting.

Compensation expense for restricted stock awards is recognized ratably over the vesting period (“Restriction Period”). Stock subject to restricted stock awards granted to employees during 2006 become free of the risk of forfeiture (i.e., become vested) generally after the expiration of five years following the grant date (the applicable Restriction Period). Stock subject to restricted stock awards granted to the Company’s non-

employee directors during 2006 become free of the risk of forfeiture after the expiration of three years following the grant date. Generally, if a participant terminates employment prior to the expiration of the Restriction Period, the award will lapse and all shares of common stock still subject to the restriction are forfeited.

The following table presents certain information regarding stock option transactions.

	As of and for the Nine Months		As of and for the Year Ended
	Ended September 30, 2006 (1)		December 31, 2005 (1)
		Exercise Price		Exercise Price
	Options	Per Option(2)	Options	Per Option(2)
Outstanding at beginning of period	8,483,991	$13.54	7,931,100	$10.86
Granted	—	$—	1,485,000	$23.34
Exercised	(1,050,843)	$6.16	(854,859)	$5.36
Canceled	(358,500)	$17.62	(77,250)	$17.58

Outstanding at end of period	7,074,648	$14.43	8,483,991	$13.54

Exercisable at end of period	1,719,648	$8.22	1,474,491	$6.18

Weighted-average fair value of options granted during the period (3)		$—		$9.40
The total intrinsic value of options exercised during the nine months ended September 30, 2006 and the year ended December 31, 2005 was $28.4 million and $18.6 million, respectively.

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	Weighted Average.

(3)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.
The aggregate intrinsic value of outstanding and exercisable options as of September 30, 2006 was $179.0 million and $54.2 million, respectively. The total fair value of exercisable options as of September 30, 2006 was $5.8 million. The weighted average remaining contractual life of options outstanding as of September 30, 2006 was 6.4 years.
The following table presents information regarding SARS transactions.

	As of and for the Nine Months	As of and for the Year Ended
	Ended September 30, 2006	December 31, 2005 (1)
	SARS	SARS
Outstanding at beginning of period	—	—
Granted	949,000	—
Exercised	—	—
Canceled	—	—

Outstanding at end of period	949,000	—

Exercisable at end of period	—	—

Weighted-average fair value of SARS granted during the period (2)	$16.54	$—

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.
The aggregate intrinsic value of outstanding SARS as of September 30, 2006 was $6.0 million. The weighted average remaining contractual life of SARS outstanding as of September 30, 2006 was 9.4 years.
The following table presents information regarding restricted stock award transactions.

	As of and for the Nine Months		As of and for the Year Ended
	Ended September 30, 2006 (1)		December 31, 2005 (1)
		Weighted		Weighted
		Average Grant		Average Grant
	Restricted Stock	Date Fair	Restricted Stock	Date Fair
	Shares	Value (2)	Shares	Value (2)
Unvested at beginning of period	141,465	$27.75	—	$—
Granted	42,680	$33.67	145,140	$27.74
Vested	—	$—	—	$—
Forfeited	(8,436)	$25.28	(3,675)	$27.52

Unvested at end of period	175,709	$29.31	141,465	$27.75

(1)	Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.

(2)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.
As of September 30, 2006, there was $31.4 million of pre-tax unrecognized compensation costs related to stock options, SARS and restricted stock granted under the Company’s Plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.
The fair value of each stock option and SAR award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option and SAR terms, and employee terminations that are utilized within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options and SARS granted represents the period of time that granted stock option and SAR awards are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on history and expectation of dividend payouts. The ranges given below result from certain groups of employees exhibiting different behavior and from the differing market conditions which existed on the various grant dates.

	For the Nine Months
	Ended September 30,	For the Year Ended
	2006	December 31, 2005
Expected Stock Volatility	33.4% - 35.5%	33.9%
Weighted Average Expected Stock Volatility	33.9%	33.9%
Risk-Free Interest Rate	4.4% - 4.8%	3.8% - 4.2%
Weighted Average Risk-Free Interest Rate	4.6%	3.8%
Expected Life (Years)	6.0 – 9.0	6.0
Weighted Average Expected Life (Years)	6.5	6.0
Expected Dividends	0.0%	0.0%
The Company has established the following stock purchase plans (all 2005 share and purchase rights granted amounts have been restated to reflect a three-for-one split of the Company’s common stock which was distributed on March 1, 2006):

Employee Stock Purchase Plan (the “Stock Purchase Plan”): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan, as amended, is 3,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of two years from the first day of the offering period. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 180,322 shares during the nine months ended September 30, 2006 and issued 217,806 shares during the year ended December 31, 2005. The weighted-average fair value per share of those purchase rights granted in 2006 and 2005 was $5.94 and $4.13, respectively.

The Nonqualified Employee Stock Purchase Plan (the “Nonqualified Stock Plan”): The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 3,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of five years from the first day of the offering period. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company issued 4,733 shares during the nine months ended September 30, 2006 and issued 1,263,600 shares during the year ended December 31, 2005. The weighted-average fair value per share of those purchase rights granted in 2006 and 2005 was $5.94 and $4.03, respectively.

Directors Stock Purchase Plan (“Directors Plan”): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 150,000. Non-employee Directors, during monthly offering periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 6,348 shares during the nine months ended September 30, 2006 and 8,883 shares during the year ended December 31, 2005. The weighted-average fair value per share of those purchase rights granted in 2006 and 2005 was $5.82 and $3.90, respectively.

Preferred Agents Stock Purchase Plan (“Preferred Agents Plan”): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 600,000. During designated offering periods, eligible Preferred Agents may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of two years from the first day of the offering period. Under the Preferred Agent Plan, the Company issued 60,492 shares during the nine months ended September 30, 2006. There were no shares issued during the year ended December 31, 2005. The weighted-average fair value of those purchase rights granted in 2006 was $5.80.

8.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005 (1)	2006	2005 (1)
Weighted-Average Common Shares Outstanding	69,992	69,009	69,717	68,387
Weighted-Average Potential Shares Issuable	3,489	4,368	3,471	4,381

Weighted-Average Shares and Potential Shares Issuable	73,481	73,377	73,188	72,768

Net Income	$89,890	$35,090	$215,068	$127,801

Basic Earnings per Share	$1.28	$0.51	$3.08	$1.87

Diluted Earnings per Share	$1.22	$0.48	$2.94	$1.76

(1)	Share information restated to reflect a three-for-one split of the Company’s common stock and distributed on March 1, 2006.
9.	Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options, stock settled appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock Purchase Plan, Nonqualified Employee Stock Purchase Plan, and Directors Stock Purchase Plan based on fair values. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and SARS was $2.0 million and $5.0 million, respectively, before income taxes for the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2005, no share-based compensation expense related to stock options was recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). During the three and nine months ended September 30, 2006, share-based compensation expense related to restricted stock grants and employee and director stock purchase plans was $0.9 million and $2.5 million, respectively. During the three and nine months ended September 30, 2005, share-based compensation expense related to restricted stock grants was $0.2 million and $0.2 million, respectively, under APB 25.

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

As the share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, forfeitures were estimated based on historical experience.

SFAS 123(R) requires that share-based compensation cost is recorded in the financial statements in the same classifications as the related employees’ cash compensation. Accordingly, upon adoption of SFAS 123(R), a portion of the share-based compensation cost related to unvested awards and new awards has been capitalized as part of the Company’s Deferred Acquisition Costs. As of September 30, 2006, approximately $2.2 million of share-based compensation cost is included in Deferred Acquisition Costs on the Consolidated Balance Sheet. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, share-based compensation costs were not capitalized.

The effect of recording share-based compensation expense for the three and nine months ended September 30, 2006 is as follows:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	September 30, 2006	September 30, 2006
Stock-based compensation expense	$2,872	$7,540
Tax benefit	(1,005)	(2,639)

Net decrease in net income	$1,867	$4,901

Stock-based compensation cost capitalized (gross of amortization) as deferred acquisition costs	$1,181	$3,440

Effect on:
Cash flows from operating activities	$172	$1,419
Cash flows from financing activities	$323	$8,411

Effect on:
Net earnings per share — Basic	$0.03	$0.07
Net earnings per share — Diluted	$0.00	$0.01
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

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	September 30, 2005(1)	September 30, 2005(1)
Net income, as reported	$35,090	$127,801
Add: Stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(1,550)	(4,577)

Pro forma net income	$33,540	$123,224

Net earnings per share — Basic:
As reported	$0.51	$1.87
Pro forma	$0.49	$1.80

Net earnings per share — Diluted:
As reported	$0.48	$1.76
Pro forma	$0.46	$1.69

(1)	Share information restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
10.	Income Taxes

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
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2006
	Written	Earned	Written	Earned
Direct Business	$455,446	$348,926	$1,122,553	$996,011
Reinsurance Assumed	1,145	1,048	3,444	3,312
Reinsurance Ceded	(64,525)	(53,608)	(149,723)	(137,617)

Net Premiums	$392,066	$296,366	$976,274	$861,706

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005		September 30, 2005
	Written	Earned	Written	Earned
Direct Business	$387,392	$291,049	$954,837	$857,215
Reinsurance Assumed	1,129	907	3,135	2,956
Reinsurance Ceded	(48,152)	(47,186)	(113,467)	(145,510)

Net Premiums	$340,369	$244,770	$844,505	$714,661

Certain of the Company’s reinsurance contracts have provisions whereby the Company is entitled to a return profit commission based on the ultimate experience of the underlying business ceded to the contracts. Under the terms of these contracts, the Company accrued profit commissions of $0.8 million and $3.3 million for the three and nine months ended September 30, 2005, respectively. There were no profit commissions recognized during 2006. The profit commissions reduce ceded written and earned premiums and increase net written and earned premiums.

Approximately $16.9 million of the Company’s reinsurance receivable balances at September 30, 2006 are with Converium Reinsurance North American Inc. (“CRNA”). During 2004, Converium AG (Switzerland), CRNA’s parent company, placed CRNA into an orderly runoff. On October 17, 2006, Converium AG (Switzerland) announced that it had signed a definitive agreement to sell CRNA to National Indemnity Company, a subsidiary of Berkshire Hathaway, that is rated A++ (Superior) by A.M. Best Company. Of the $16.9 million reinsurance receivable balances with CRNA, $0.6 million are receivables on paid losses and $16.3 million are receivables on unpaid loss and loss adjustment expense. The Company continues to monitor CRNA’s ability to pay claims, and at this time, believes that the amounts with CRNA will be collectible.

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

Credit Agreement:
On June 30, 2006, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time, with a maturity date of June 29, 2007. The Credit Agreement contains an annual commitment fee of 8.0 basis points per annum on the unused commitments under the Credit Agreement. As of September 30, 2006, no borrowings have been made by the Company under this Credit Agreement.

Each loan under the Facility will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.40% or the higher of the Administrative Agent and Lender’s prime rate and/or the Federal Funds rate plus 0.50%. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of September 30, 2006, the Company was in compliance with all covenants contained in the Credit Agreement.

State Insurance Guaranty Funds:
As of September 30, 2006 and December 31, 2005, included in Other Liabilities in the Consolidated Balance Sheets were $22.1 million and $12.8 million, respectively, of liabilities for state guaranty funds. As of September 30, 2006 and December 31, 2005, included in Other Assets in the Consolidated Balance Sheets were $0.1 million and $0.1 million , respectively, of related assets for premium tax offsets or policy surcharges, The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

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

Florida Citizens reported a deficit for the 2004 plan year. During 2005, the Company recognized a pre-tax $3.9 million net (of reinsurance recoveries) assessment expense for Florida Citizen’s amounts assessed and paid during 2005. Any recoupments of the Florida Citizens assessment through future policy surcharges will be allocated between the Company and its reinsurers. Recoupments are recorded by the Company as the related premiums are written. During the three and nine months ended September 30, 2006, the Company recognized a pre-tax reduction to its net (of reinsurance recoveries) expense related to the Florida Citizens 2004 plan year of $0.4 million and $1.4 million, respectively, primarily attributable to policy surcharge recoupments.

During 2005, Florida Citizens also reported losses from Hurricane Wilma, which followed the deficit for the 2004 plan year, and announced that a future assessment as a result of Florida Citizens’ current financial deficit was both probable and could be reasonably estimated. As of December 31, 2005, the Company accrued its estimated gross (of reinsurance recoveries) assessment of $12.4 million, which represented its portion of the maximum regular assessment available to Florida Citizens, and resulted in a $2.0 million net (of reinsurance recoveries) assessment expense during 2005. During the second quarter of 2006, the Florida legislature approved a $715 million budget appropriation to be used to reduce the Florida Citizens deficit. During the third quarter of 2006, Florida Citizens submitted a request to the Florida Office of Insurance Regulation (“FLOIR”) seeking approval of an assessment for the 2005 Plan Year. As a result, during the third quarter of 2006, the Company reduced its accrual of its estimated gross (of reinsurance recoveries) assessment to $2.8 million, which represents its portion of the regular assessment for the Florida Citizens 2005 plan year, which is pending approval by FLOIR. During the three and nine months ended September 30, 2006, the Company recognized a reduction to its net (of reinsurance recoveries) expense related to this assessment of $0.1 million and $1.8 million, respectively, due primarily to changes in related reinsurance recoveries resulting from updated estimates of 2005 hurricane losses reported by Florida citizens during 2006 as well as the impact of the budget appropriation noted above.

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

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three and nine months ended September 30, 2006 and 2005 was $16.1 million and $(4.6) million, respectively, and $5.7 million and $(6.4) million, respectively. The related tax effect of Reclassification Adjustments for the three and nine months ended September 30, 2006 and 2005 was $2.4 million and $(0.4) million, respectively, and $3.4 million and $(4.3) million, respectively.

14.	New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. Subsequently, SFAS No. 155 was modified.

At the FASB meeting on October 25, 2006, the FASB approved a narrow scope exception for certain beneficial interests that require an embedded derivative analysis. The issue is not whether the beneficial interests contain an embedded derivative, but when the embedded derivative is required to be separately accounted for in accordance with Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Board directed the FASB Staff to prepare an exposure draft for a 30 day comment period with the expectation that final guidance in the form of an SFAS No. 133 Implementation Issue will be issued in the first quarter of 2007.

The narrow scope exception approved by the FASB appears to exempt securities backed by financial assets where the only embedded derivative is prepayment based. This appears to exempt fixed rate asset backed, mortgage pass-through, and collateralized mortgage obligation securities previously thought to be subject to SFAS No. 155. Should the final determination be that these securities are exempt from SFAS No. 155, the Company believes that the financial impact of application will not be significant.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company is currently in the process of evaluating the impact of FIN 48.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS No. 157.

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

Following is a tabulation of business segment information for the three and nine months ended September 30, 2006 and 2005. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Three Months Ended September 30,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2006:
Gross Written Premiums	$367,785	$62,602	$26,204	—	$456,591

Net Written Premiums	$339,409	$50,217	$2,440	—	$392,066

Revenue:
Net Earned Premiums	$246,905	$45,415	$4,046	—	$296,366
Net Investment Income	—	—	—	23,833	23,833
Net Realized Investment Loss	—	—	—	(6,976)	(6,976)
Other Income	—	—	677	118	795

Total Revenue	246,905	45,415	4,723	16,975	314,018

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	54,841	26,385	3,480	—	84,706
Acquisition Costs and Other Underwriting Expenses	—	—	—	89,052	89,052
Other Operating Expenses	—	—	508	2,856	3,364

Total Losses and Expenses	54,841	26,385	3,988	91,908	177,122

Income Before Income Taxes	192,064	19,030	735	(74,933)	136,896

Total Income Tax Expense	—	—	—	47,006	47,006

Net Income	$192,064	$19,030	$735	$(121,939)	$89,890

Total Assets	—	—	$143,860	$3,185,561	$3,329,421

2005:
Gross Written Premiums	$305,482	$55,463	$27,577	$—	$388,522

Net Written Premiums	$284,315	$44,751	$11,303	$—	$340,369

Revenue:
Net Earned Premiums	$197,400	$39,006	$8,364	$—	$244,770
Net Investment Income	—	—	—	16,979	16,979
Net Realized Investment Gain				1,097	1,097
Other Income	—	—	259	341	600

Total Revenue	197,400	39,006	8,623	18,417	263,446

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	107,237	25,535	9,087	—	141,859
Acquisition Costs and Other Underwriting Expenses	—	—	—	67,542	67,542
Other Operating Expenses	—	—	242	4,900	5,142

Total Losses and Expenses	107,237	25,535	9,329	72,442	214,543

Income (Loss) Before Income Taxes	90,163	13,471	(706)	(54,025)	48,903

Total Income Tax Expense	—	—	—	13,813	13,813

Net Income (Loss)	$90,163	$13,471	$(706)	$(67,838)	$35,090

Total Assets	$—	$—	$184,277	$2,560,271	$2,744,548

	Nine Months Ended September 30,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2006:
Gross Written Premiums	$875,386	$175,097	$75,514	—	$1,125,997

Net Written Premiums	$814,543	$140,081	$21,650	—	$976,274

Revenue:
Net Earned Premiums	$706,445	$129,278	$25,983	—	$861,706
Net Investment Income	—	—	—	65,572	65,572
Net Realized Investment Loss	—	—	—	(9,782)	(9,782)
Other Income	—	—	1,459	244	1,703

Total Revenue	706,445	129,278	27,442	56,034	919,199

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	250,013	74,580	12,533	—	337,126
Acquisition Costs and Other Underwriting Expenses	—	—	—	251,406	251,406
Other Operating Expenses	—	—	1,022	7,622	8,644

Total Losses and Expenses	250,013	74,580	13,555	259,028	597,176

Income Before Income Taxes	456,432	54,698	13,887	(202,994)	322,023

Total Income Tax Expense	—	—	—	106,955	106,955

Net Income	$456,432	$54,698	$13,887	$(309,949)	$215,068

Total Assets	—	—	$143,860	$3,185,561	$3,329,421

2005:
Gross Written Premiums	$727,292	$157,286	$73,394	$—	$957,972

Net Written Premiums	$686,689	$120,660	$37,156	$—	$844,505

Revenue:
Net Earned Premiums	$564,575	$111,227	$38,859	$—	$714,661
Net Investment Income	—	—	—	45,843	45,843
Net Realized Investment Gain	—	—	—	12,191	12,191
Other Income	—	—	709	671	1,380

Total Revenue	564,575	111,227	39,568	58,705	774,075

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	$280,161	$75,276	$28,695	$—	$384,132
Acquisition Costs and Other Underwriting Expenses	—	—	—	189,316	189,316
Other Operating Expenses	—	—	285	14,806	15,091

Total Losses and Expenses	280,161	75,276	28,980	204,122	588,539

Income (Loss) Before Income Taxes	284,414	35,951	10,588	(145,417)	185,536

Total Income Tax Expense	—	—	—	57,735	57,735

Net Income (Loss)	$284,414	$35,951	$10,588	$(203,152)	$127,801

Total Assets	$—	$—	$184,277	$2,560,271	$2,744,548

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
Share-based Compensation Expense
Effective January 1, 2006, the Company adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, stock settled stock appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock Purchase Plan, Nonqualified Employee Stock Purchase Plan, and Directors Stock Purchase Plan based on fair values. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and SARS was $2.0 million and $5.0 million, respectively, before income taxes for the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2005, no share-based compensation expense related to stock options was recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). During the three and nine months ended September 30, 2006, share-based compensation expense related to restricted stock grants and employee and director stock purchase plans was $0.9 million and $2.5 million, respectively. During the three and nine months ended September 30, 2005, share-based compensation expense related to restricted stock grants was $0.2 million and $0.2 million, respectively under APB 25. See Note 9 to the Consolidated Financial Statements for additional information.

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
The expected term of stock options and SARS represents the weighted-average period the stock options and SARS are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees. Upon the adoption of SFAS 123(R), the expected term of stock options and SARS was determined based on the demographic grouping of employees. Prior to January 1, 2006, the expected term of stock options was determined based on a single grouping of employees. Upon adoption of SFAS 123(R), historical volatility was utilized in deriving the expected volatility assumption as allowed under SFAS 123(R). Prior to January 1, 2006, the historical stock price volatility in accordance with SFAS 123 for purposes of the Company’s pro forma information was utilized. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on the history and the expectation of no dividend payouts.
Since share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In the Company’s pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, forfeitures were estimated based upon historical performance. If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the actual compensation expense under SFAS 123(R) may differ significantly from what was recorded in the current period.
As of September 30, 2006 there was $31.4 million of total unrecognized compensation costs related to stock options, SARS and restricted stock granted under the Company’s compensation plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.
Results of Operations (Nine Months ended September 30, 2006 vs. September 30, 2005)
Premiums: Premium information for the nine months ended September 30, 2006 vs. September 30, 2005 for the Company’s business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Gross Written Premiums	$875.4	$175.1	$75.5	$1,126.0
2005 Gross Written Premiums	$727.3	$157.3	$73.4	$958.0
Percentage Increase	20.4%	11.3%	2.9%	17.5%

2006 Gross Earned Premiums	$761.8	$161.0	$76.5	$999.3
2005 Gross Earned Premiums	$643.2	$143.6	$73.4	$860.2
Percentage Increase	18.4%	12.1%	4.2%	16.2%
The overall growth in gross written premiums is primarily attributable to the following:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	The introduction of several new niche product offerings, including religious organization commercial package and sports and fitness products.

•	An increase to in-force policy counts as of September 30, 2006 versus September 30, 2005 of 39.2% and 17.3% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 0.9%, and 20.4% for the commercial and personal lines segments, respectively.

•	An increase of $9.1 million in homeowners gross written premium as a result of Liberty American Insurance Group, Inc.’s continued planned shift in product mix of increasing homeowners product policies and reducing mobile homeowners product policies.
This growth was offset in part by:
•	The decision by an automobile leasing customer to self-insure business previously written by the Company. As a result, gross written premiums for the commercial lines segment were reduced by $12.7 million.

•	A decrease in mobile homeowners gross written premium of $12.2 million resulting from the continued planned shift in product mix noted above.

•	A decrease in in-force policy counts for the personal lines segment of 24.2%, resulting from a decrease to the in-force counts for the mobile homeowners product of 79.1% and an increase to the in-force policy counts for the homeowners product of 14.7%, as a result of the continued planned shift in product mix noted above.

•	Realized average rate decreases on renewal business approximating 0.8% for the specialty lines segment.
The respective net written premiums, and net earned premiums for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2006 vs. September 30, 2005, were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Net Written Premiums	$814.5	$140.1	$21.7	$976.3
2005 Net Written Premiums	$686.7	$120.6	$37.2	$844.5
Percentage Increase (Decrease)	18.6%	16.2%	(41.7)%	15.6%

2006 Net Earned Premiums	$706.4	$129.3	$26.0	$861.7
2005 Net Earned Premiums	$564.6	$111.2	$38.9	$714.7
Percentage Increase (Decrease)	25.1%	16.3%	(33.2)%	20.6%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the period results primarily from the following:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	A change in the Company’s net liability cession percentage under its quota share reinsurance agreement whereby the Company ceded 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies incepting during 2004, due to its decision to terminate this agreement on a run-off basis effective December 31, 2004. Pursuant to the agreement, during the nine months ended September 30, 2006 and 2005, the Company ceded $(0.3) million (commercial lines segment) and $(0.5) million ($0.2 million for the commercial lines segment, $(0.7) million for the specialty lines segment) of net written premiums, respectively, and $0 million and $41.0 million ($34.2 million for the commercial lines segment, $6.7 million for the specialty lines segment, and $0.1 million for the personal lines segment) of net earned premiums, respectively.

•	Certain of the Company’s reinsurance contracts have reinstatement or additional premium provisions under which the Company must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the nine months ended September 30, 2006 and 2005, the Company accrued $3.4 million ($1.4 million for the commercial lines segment and $2.0 million for the specialty lines segment) and $2.4 million ($1.0 million for the commercial lines segment and $1.4 million for the specialty lines segment) respectively, of reinstatement or additional reinsurance premium under its casualty excess of loss reinsurance treaty, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.

•	During the nine months ended September 30, 2005, the Company experienced catastrophe losses attributable to Hurricanes Dennis, Katrina and Rita. These multiple hurricane events resulted in the recognition of reinstatement and accelerated catastrophe reinsurance premium expense of $1.4 million ($1.0 million for the Commercial Lines Segment and $0.4 million for the Personal Lines Segment) during the nine months ended September 30, 2005 due to the utilization of certain of the catastrophe reinsurance coverages. This recognition of reinstatement and accelerated reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.

•	The Company also experienced higher property catastrophe reinsurance costs, increased catastrophe loss retentions, and decreased catastrophe coverage limits for its June 1, 2006 reinsurance renewal compared to the June 1, 2005 renewal as a result of the hardening property catastrophe reinsurance market. This hardening of the property catastrophe reinsurance market is generally due to the extent of catastrophe losses incurred by reinsurers during 2004 and 2005, along with the revision of reinsurers’ predictive models of potential future catastrophe risk. The Company’s property catastrophe reinsurance coverage effective June 1, 2006 through May 31, 2007 is summarized as follows:
-	For its personal lines catastrophe losses, the Company’s reinsurance coverage is approximately $200.2 million in excess of the Company’s $7.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (the “FHCF”) provides on an aggregate basis for Liberty American Select Insurance Company (“LASIC”) and Liberty American Insurance Company (“LAIC”) 90% coverage for approximately $108.6 million in excess of $34.4 million. In addition, LASIC purchased additional reimbursement coverage of $10.0 million in excess of approximately $7.5 million, which includes one prepaid reinstatement premium at no additional charge. The FHCF coverage inures to the benefit of the Company’s open-market catastrophe program. The coverage provided by the open-market catastrophe program (large reinsurers that are rated at least “A-” (Excellent) by A.M. Best Company) includes one mandatory reinstatement, but the FHCF coverage does not reinstate, except for the $10.0 million provided for in LASIC’s additional reimbursement coverage. Since the FHCF reimbursement coverage cannot be reinstated, the Company’s open-market program is structured such that catastrophe reinsurance coverage in excess of the FHCF coverage will “drop down” and fill in any portion of the FHCF coverage which has been utilized.

-	In addition, the Company has purchased reinstatement premium protection reinsurance contracts for its personal lines open-market catastrophe reinsurance contracts, effective September 1, 2006, which pay 100% of the reinstatement premium for the one mandatory reinstatement which the Company becomes liable to pay as a result of loss occurrences exceeding $17.5 million for its personal lines open-market catastrophe reinsurance program.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
-	For its commercial lines catastrophe losses, the Company’s open-market catastrophe reinsurance coverage is $90.0 million in excess of the Company’s $10.0 million per occurrence retention. In addition, the FHCF provides on an aggregate basis for Philadelphia Indemnity Insurance Company 90% coverage for approximately $1.1 million in excess of $0.4 million, resulting in total commercial lines reinsurance coverage of approximately $91.1 million in excess of the Company’s $10.0 per occurrence retention.
          Net Investment Income: Net investment income approximated $65.6 million for the nine months ended September 30, 2006 and $45.8 million for the same period of 2005. Total investments grew to $2,321.5 million as of September 30, 2006 from $1,833.1 million as of September 30, 2005. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities, during a period in which the general level of interest rates increased. The Company’s average duration of its fixed income portfolio was 3.9 years and 4.1 years at September 30, 2006 and September 30, 2005, respectively. The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.3% at September 30, 2006, compared to 4.8% at September 30, 2005. Net investment income was reduced by $1.3 million for the nine months ended September 30, 2005 due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 6).
          The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 3.33% and 1.70% for the nine months ended September 30, 2006 and 2005, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total pre-tax return of 3.27% and 1.45% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $(9.8) million for the nine months ended September 30, 2006 and $12.2 million for the same period in 2005. The Company realized net investment losses of $1.3 million and $1.5 million from the sale of fixed maturity and equity securities, respectively, for the nine months ended September 30, 2006, and $4.6 million and $2.4 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $4.6 million in non-cash realized investment losses for fixed maturities resulting from the Company’s impairment evaluation included approximately $4.2 million of non-cash realized investment losses on available for sale fixed maturity investments that have been sold during the fourth quarter of 2006 as a result of tax planning and investment portfolio management strategies.
          The Company realized net investment gains of $3.8 million and $11.9 million from the sale of fixed maturity and equity securities, respectively, for the nine months ended September 30, 2005, and $0 million and $0.3 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $11.9 million net realized gains from the sale of equity securities included approximately $11.0 million of net realized gains as a result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. Net realized investment gain was reduced by $3.2 million for the nine months ended September 30, 2005 due to the recognized loss of the change in fair value of a cash flow hedge entered into by the Company for which the anticipated transaction did not occur (see Note 4).
          Other Income: Other income approximated $1.7 million for the nine months ended September 30, 2006 and $1.4 million for the same period of 2005. Other income consists primarily of commissions earned on brokered personal lines business, fees earned on servicing personal lines business, and to a lesser extent brokered commercial lines business.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses decreased $47.0 million (12.2%) to $337.1 million for the nine months ended September 30, 2006 from $384.1 million for the same period of 2005, while the loss ratio decreased to 39.1% in 2006 from 53.8% in 2005.
The decrease in net loss and loss adjustment expenses was primarily due to:
•	Net reserve actions taken during the nine months ended September 30, 2006, wherein the net estimated unpaid loss and loss adjustment expenses for accident years 2005 and prior were decreased by $78.3 million, as compared to net reserve actions taken during the nine months ended September 30, 2005 wherein the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were decreased by $14.7 million. Decreases in the estimated net unpaid loss and loss adjustment expenses for prior accident years during the nine months ended September 30, 2006 were as follows:

Net Basis Decrease
(In millions)
Accident Year 2005	$58.6
Accident Year 2004	11.6
Accident Year 2003	3.1
Accident Years 2002 and prior	5.0

Total Decrease	$78.3

•	For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for all coverages on commercial package policies and for professional liability policies due to better than expected case incurred loss development.

•	For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for all coverages on commercial package polices due to better than expected case incurred loss development.

•	For accident year 2003, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial automobile policies and automobile coverages on commercial package policies due to better than expected case incurred development.

•	For accident years 2002 and prior, the decrease in net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial automobile policies due to lower than expected case incurred development.
Establishing loss reserve estimates is a necessarily complex and imprecise process. The Company’s methodology is to employ several generally accepted actuarial methods to determine net unpaid loss and loss adjustment expenses. Over time, more reliance is placed on actuarial methods based on actual loss development, and accordingly, over time, less reliance is placed on actuarial methods based on expected loss development.

The principal factor contributing to the decreases in the estimated net unpaid loss and loss adjustment expenses for prior accident years is the reconsideration of an assumption underlying previous estimates that loss ratio deterioration would result from the high growth rates experienced by the Company in the most recent accident years. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the ultimate loss ratio will prove to be better than originally estimated. Over time, greater credibility has been given to this favorable trend by applying greater weight to actuarial methods based on actual loss development. The result is a reduction to these years’ net unpaid loss and loss adjustment expenses, which, in turn, leads to lower ultimate loss ratio expectations for the more recent accident years. As significant weight is given to actuarial methods based on expected losses for the more recent accident years, the result of lower expectations is a reduction to these years’ net unpaid loss and loss adjustment expenses.

•	A reduction in the current accident year net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses for the nine months ended September 30, 2006 compared to the same period in 2005. During the nine months ended September 30, 2006, a net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, of 48.2% was estimated for the 2006 accident year. During the nine months

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
ended September 30, 2005, a net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, of 53.3% was estimated for the 2005 accident year.

Since expectations for the current accident year ultimate loss ratio are derived from the Company’s expectations with respect to the preceding accident years, the improvement with respect to the 2003 to 2005 accident years due to better than expected case incurred development has favorable implications for the Company’s outlook of accident year 2006 as well. Therefore, ultimate loss ratio expectations for 2006 have been reassessed to reflect that business in the most recent accident years now appears to have better ultimate loss ratios than previously expected. However, while recognizing that better than originally expected ultimate loss ratios now appear to be emerging in 2005 and possibly 2006, sustainability remains in some doubt for the remainder of accident year 2006 and beyond due primarily to plans for continued high rates of growth as well as increasing competition. Though not yet strong enough to have material adverse effects on pricing or coverage terms, competitive pressures have been increasing since 2004. Premium rates have fallen slightly in some of the Company’s business segments. The impact of a softening insurance market on the Company’s underwriting results cannot be fully quantified in advance.

•	A $17.0 million reduction in hurricane catastrophe losses incurred. During the nine months ended September 30, 2005, the Company incurred $17.0 million of net loss and loss adjustment expenses related to Hurricanes Dennis, Katrina and Rita. There were no such catastrophe losses during the nine months ended September 30, 2006.

•	During the nine months ended September 30, 2005, the Company incurred $3.0 million of net loss and loss adjustment expenses attributable to estimated personal lines catastrophe losses from hailstorms which struck Florida in March 2005. There were no such catastrophe losses during the nine months ended September 30, 2006.
These decreases to net loss and loss adjustment expenses incurred were partially offset by:
•	The growth in net earned premiums.

•	An $18.6 million reduction in ceded loss and loss adjustment expenses pursuant to a 10% quota share agreement (See Premiums). Ceded loss and loss adjustment expenses pursuant to this quota share agreement for the nine months ended September 30, 2005 were $18.6 million; however, due to the Company’s decision to terminate this agreement on a run-off basis effective December 31, 2004, there were no losses ceded to this agreement during 2006.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $62.1 million (32.8%) to $251.4 million for the nine months ended September 30, 2006 from $189.3 million for the same period of 2005, and the expense ratio increased to 29.2% in 2006 from 26.5% in 2005. The increase in acquisition costs and other underwriting expenses was due primarily to the following:
•	The growth in net earned premiums.

•	An increase in insurance guaranty fund assessment expenses.

•	Share-based compensation expense recognized under SFAS 123(R), which was adopted by the Company on January 1, 2006.

•	An $18.9 million decrease in ceding commission earned pursuant to the Company’s quota share agreements (See “Premiums”). During the nine months ended September 30, 2006, the Company earned no ceding commissions related to quota share agreements as compared to $18.9 million during the same period of 2005. There were no ceded earned premiums pursuant to these quota share agreements for the nine months

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
ended September 30, 2006 as compared to $41.0 million for the same period of 2005 due to the Company’s decision to terminate its 10% quota share agreement on a run-off basis effective December 31, 2004.
          Other Operating Expenses: Other operating expenses decreased by $6.5 million to $8.6 million for the nine months ended September 30, 2006 from $15.1 million for the same period of 2005. Of this decrease, $2.0 million is due to a bonus accrual for the nine months ended September 30, 2005 related to the terms of an employment agreement with the Company’s founder and Chairman.
          Income Tax Expense: The Company’s effective tax rate for the nine months ended September 30, 2006 and 2005 was 33.2% and 31.1%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Results of Operations (Three Months ended September 30, 2006 vs. September 30, 2005)
          Premiums: Premium information for the three months ended September 30, 2006 vs. September 30, 2005 for the Company’s business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Gross Written Premiums	$367.8	$62.6	$26.2	$456.6
2005 Gross Written Premiums	$305.4	$55.5	$27.6	$388.5
Percentage Increase (Decrease)	20.4%	12.8%	(5.1)%	17.5%

2006 Gross Earned Premiums	$268.7	$56.0	$25.3	$350.0
2005 Gross Earned Premiums	$220.2	$49.1	$22.7	$292.0
Percentage Increase	22.0%	14.1%	11.5%	19.9%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings, most notably for the Company’s various commercial package and non-profit management liability product lines.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	The introduction of several new niche product offerings, including religious organization commercial package and sports and fitness products.

•	An increase to in-force policy counts as of September 30, 2006 versus September 30, 2005 of 39.2% and 17.3% for the commercial lines and specialty lines segments, respectively, primarily as a result of the factors discussed above.

•	Realized average rate increases on renewal business approximating 0.8%, and 39.1% for the commercial and personal lines segments, respectively.
This growth was partially offset by:
•	A decrease in mobile homeowners gross written premium of $2.7 million, resulting from the continued planned shift in product mix to homeowners product policies.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	A decrease in in-force policy counts for the personal lines segment of 24.2%, resulting from a decrease to the in-force counts for the mobile homeowners product of 79.1% and an increase to the in-force policy counts for the homeowners product of 14.7%, as a result of the continued planned shift in product mix noted above.

•	Realized average rate decreases on renewal business approximating 1.1% for the specialty lines segment.
The respective net written premiums, and net earned premiums for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2006 vs. September 30, 2005, were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Net Written Premiums	$339.4	$50.2	$2.5	$392.1
2005 Net Written Premiums	$284.3	$44.8	$11.3	$340.4
Percentage Increase (Decrease)	19.4%	12.1%	(77.9)%	15.2%

2006 Net Earned Premiums	$246.9	$45.4	$4.1	$296.4
2005 Net Earned Premiums	$197.4	$39.0	$8.4	$244.8
Percentage Increase (Decrease)	25.1%	16.4%	(51.2)%	21.1%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	A change in the Company’s net liability cession percentage under its quota share reinsurance agreement, whereby the Company ceded 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies incepting during 2004, due to its decision to terminate this agreement on a run-off basis effective December 31, 2004. Pursuant to the agreement, during the three months ended September 30, 2006 and 2005, the Company ceded $0 million and $(0.1) million for the commercial lines segment of net written premiums, respectively, and $0 million and $7.8 million ($6.5 million for the commercial lines segment, $1.3 million for the specialty lines segment, and $0 million for the personal lines segment) of net earned premiums, respectively.

•	During the three months ended September 30, 2005, the Company experienced catastrophe losses attributable to Hurricanes Dennis, Katrina and Rita. These events resulted in the recognition of reinstatement and accelerated catastrophe reinsurance premium expense of $1.4 million ($1.0 million for the Commercial Lines Segment, and $0.4 million for the Personal Lines Segment) during the three months ended September 30, 2005 due to the utilization of certain of the catastrophe reinsurance coverage. This recognition of reinstatement and accelerated reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums.
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
          Net Investment Income: Net investment income was $23.8 million for the three months ended September 30, 2006 and $17.0 million for the same period of 2005. Total investments grew to $2,321.5 million as of September 30, 2006 from $1,833.1 million as of September 30, 2005. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities. The

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Company’s average duration of its fixed income portfolio was 3.9 years and 4.1 years as of September 30, 2006 and September 30, 2005, respectively. The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.3% as of September 30, 2006, compared to 4.8% as of September 30, 2005. Net investment income was reduced by $0.5 million for the three months ended September 30, 2005 due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 6).
          The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 3.01% and (0.16)% for the three months ended September 30, 2006 and 2005, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total pre-tax return of 3.41% and (0.39)% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $(7.0) million for the three months ended September 30, 2006 and $1.1 million for the same period in 2005. The Company realized net investment losses of $0 million and $1.3 million from the sale of fixed maturity and equity securities, respectively, for the three months ended September 30, 2006, and $4.5 million and $1.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $4.5 million in non-cash realized investment losses for fixed maturities resulting from the Company’s impairment evaluation included approximately $4.2 million of non-cash realized investment losses on available for sale fixed maturity investments that have been sold during the fourth quarter of 2006 as a result of tax planning and investment portfolio management strategies.
The Company realized net investment gains of $0.1 million and $1.1 million from the sale of fixed maturity and equity securities, respectively, for the three months ended September 30, 2005, and $0 million and $0.1 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
          Other Income: Other income approximated $0.8 million for the three months ended September 30, 2006 and $0.6 million for the same period of 2005. Other income consists primarily of commissions earned on brokered personal lines business, fees earned on servicing of personal lines business, and to a lesser extent brokered commercial lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses decreased $57.2 million (40.3%) to $84.7 million for the three months ended September 30, 2006 from $141.9 million for the same period of 2005, and the loss ratio decreased to 28.6% in 2006 from 58.0% in 2005.
The decrease in net loss and loss adjustment expenses was primarily due to:
•	Net reserve actions taken during the three months ended September 30, 2006, wherein the net estimated unpaid loss and loss adjustment expenses for accident years 2005 and prior were decreased by $42.7 million as compared to reserve actions taken during the three months ended September 30, 2005 wherein the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were decreased by $7.3 million. Decreases in the estimated net unpaid loss and loss adjustment expenses for prior accident years during the three months ended September 30, 2006 were as follows:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Net Basis Decrease
(In millions)
Accident Year 2005	$32.2
Accident Year 2004	8.0
Accident Year 2003	2.5
Accident Years 2002 and prior	—

Total Decrease	$42.7

•	For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for all coverages on commercial package policies due to better than expected case incurred loss development.

•	For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for general liability and automobile coverages on commercial package polices due to better than expected case incurred loss development.

•	For accident year 2003, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial automobile policies and automobile coverages on commercial package policies due to better than expected case incurred development.
Establishing loss reserve estimates is a necessarily complex and imprecise process. The Company’s methodology is to employ several generally accepted actuarial methods to determine net unpaid loss and loss adjustment expenses. Over time, more reliance is placed on actuarial methods based on actual loss development, and accordingly, over time, less reliance is placed on actuarial methods based on expected loss development.

The principal factor contributing to the decreases in the estimated net unpaid loss and loss adjustment expenses for prior accident years is the reconsideration of an assumption underlying previous estimates that loss ratio deterioration would result from the high growth rates experienced by the Company in the most recent accident years. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the ultimate loss ratio will prove to be better than originally estimated. Over time, greater credibility has been given to this favorable trend by applying greater weight to actuarial methods based on actual loss development. The result is a reduction to these years’ net unpaid loss and loss adjustment expenses, which, in turn, leads to lower ultimate loss ratio expectations for the more recent accident years. As significant weight is given to actuarial methods based on expected losses for the more recent accident years, the result of lower expectations is a reduction to these years’ net unpaid loss and loss adjustment expenses.

•	A reduction in the current accident year net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses for the three months ended September 30, 2006, compared to the same period in 2005. During the three months ended September 30, 2006, a net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, of 43.0% was estimated for the 2006 accident year. During the three months ended September 30, 2005, a net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, of 54.0% was estimated for the 2005 accident year..

Since expectations for the current accident year ultimate loss and loss adjustment expense ratio are derived from the Company’s expectations with respect to the preceding accident years, the improvement with respect to the 2003 to 2005 accident years due to better than expected case incurred development has favorable implications for the Company’s outlook of accident year 2006 as well. Therefore, ultimate loss ratio expectations for 2006 have been reassessed to reflect that business in the most recent accident years now appears to have better ultimate loss ratios than previously expected. However, while recognizing that better than originally expected ultimate loss ratios now appear to be emerging in 2005 and possibly 2006, sustainability remains in some doubt for the remainder of accident year 2006 and beyond due primarily to plans for continued high rates of growth as well as increasing competition. Though not yet strong enough to have material adverse effects on pricing or coverage terms, competitive pressures have been increasing since 2004. Premium rates have fallen slightly in some of the Company’s business segments. The impact of a softening insurance market on the Company’s underwriting results cannot be fully quantified in advance.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	A $17.0 million reduction in hurricane catastrophe losses incurred. During the three months ended September 30, 2005, the Company incurred $17.0 million of net loss and loss adjustment expenses related to Hurricanes Dennis, Katrina and Rita. There were no such catastrophe losses during the three months ended September 30, 2006.
These decreases to the net loss and loss adjustment expenses incurred were partially offset by the growth in net earned premiums.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $21.6 million (32.0%) to $89.1 million for the three months ended September 30, 2006 from $67.5 million for the same period of 2005, and the expense ratio increased to 30.0% in 2006 from 27.6% in 2005. The increase in acquisition costs and other underwriting expenses was due primarily to the following:
•	The growth in net earned premiums.

•	An increase in insurance guaranty fund assessment expenses.

•	Share-based compensation expense recognized under SFAS 123(R), which was adopted by the Company on January 1, 2006.

•	A $3.9 million decrease in ceding commission earned pursuant to quota share agreements (See Premiums). During the three months ended September 30, 2006, the Company earned no ceding commissions related to quota share agreements as compared to $3.9 million of earned ceding commissions related to quota share agreements during the same period of 2005. There were no ceded earned premiums pursuant to these quota share agreements for the three months ended September 30, 2006 as compared to $7.8 million for the same period of 2005, due to the Company’s decision to terminate its 10% quota share agreement on a run-off basis effective December 31, 2004.
These increases to acquisition costs and other underwriting expenses incurred were partially offset by a $3.9 million reduction in expenses related to insurance related assessments from Citizens Property Insurance Corporation (“Florida Citizens”), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. During the three months ended September 30, 2006 and 2005, the Company recognized a $0.4 million benefit and $3.5 million expense, respectively, related to Florida Citizens.
          Other Operating Expenses: Other operating expenses decreased by $1.7 million to $3.4 million for the three months ended September 30, 2006 from $5.1 million for the same period of 2005.
          Income Tax Expense: The Company’s effective tax rate for the three months ended September 30, 2006 and 2005 was 34.3% and 28.2%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Investments
The Company’s investment objectives are the realization of relatively high levels of after-tax net investment income with competitive after-tax total rates of return and a prudent level of risk. The Company also maintains securities in an amount and a duration adequate to meet the Company’s cash requirements, as well as maintaining and improving the Company’s A.M. Best rating. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of September 30, 2006 approximately 85.7% and 10.3% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 90.1% and 8.1%, respectively, as of December 31, 2005.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $266.7 million, $440.8 million and $329.1 million, respectively, as of September 30, 2006, and $138.3 million, $282.3 million and $227.0 million, respectively, as of December 31, 2005.
The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $5.7 million and $0.1 million, respectively, for the three months ended September 30, 2006 and 2005, and $7.0 million and $0.3 million, respectively, for the nine months ended September 30, 2006 and 2005. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the three or nine months ended September 30, 2006 or 2005 as a result of the Company’s impairment evaluation for investments in securitized assets.
The Company’s fixed maturity portfolio amounted to $2,046.0 million and $1,761.5 million, as of September 30, 2006 and December 31, 2005, respectively, of which 99.8% of the portfolio as of September 30, 2006 and 99.9% of the portfolio as of December 31, 2005 was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $17.7 million and $23.5 million as of September 30, 2006 and December 31, 2005, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $9.5 million and $9.7 million as of September 30, 2006 and December 31, 2005, respectively.
The following table identifies the period of time securities with an unrealized loss as of September 30, 2006 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are approximately $600 of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $2.4 million. No issuer of securities or industry represents more than 3.8% and 26.1%, respectively, of the total estimated fair value, or 5.3% and 28.0%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. The unrealized losses on these securities are generally attributable to interest rate increases. The contractual repayment of these securities is guaranteed by agencies of the U.S. Government, and it is therefore expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. At the present time the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore the Company does not consider these investments to be other than temporarily impaired as of September 30, 2006.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Gross Unrealized Losses as of September 30, 2006
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$—	$0.1	$0.1	$1.1	$1.2
4 – 6 months	0.1	—	0.1	1.6	1.7
7 – 9 months	0.1	1.2	1.3	1.8	3.1
10 – 12 months	0.1	0.7	0.8	—	0.8
13 – 18 months	2.4	4.2	6.6	—	6.6
19 – 24 months	4.2	2.5	6.7	—	6.7
> 24 months	1.3	0.8	2.1	—	2.1

Total Gross Unrealized Losses	$8.2	$9.5	$17.7	$4.5	$22.2

Estimated fair value of securities with a gross unrealized loss	$558	$533	$1,091	$47	$1,138

The Company’s impairment evaluation as of September 30, 2006 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to interest rate increases. Of the 32 investment positions held, approximately 71.9% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A2/A to AAA/Aaa are generally caused by interest rate increases. Of the 635 investment positions held, approximately 53.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Corporate Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Ba1/BB+ to Aaa/AAA are generally caused by interest rate increases. Of the 158 investment positions held, approximately 71.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of September 30, 2006 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aa1/AA+ to Aaa/AAA are generally caused by interest rate increases. Of the 163 investment positions held, approximately 40.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 131 investment positions held, approximately 58.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 168 investment positions held, approximately 57.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of September 30, 2006 for equity securities resulted in the following conclusions:
Equity Securities:
Based upon the analytical procedures performed with respect to the Company’s equity securities, the Company does not consider the equity securities to be other than temporarily impaired. Of the 3,589 investment positions held, approximately 22.5% were in an unrealized loss position.
As mentioned above, there are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine that it does not intend to hold the security until maturity or should it determine that a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included as a realized loss for the period in which such determination was made, thereby reducing earnings for such period by the amount of such realized loss.
For the three months ended September 30, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0 million and $2.3 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $0.4 million and $10.8 million, respectively. For the three months ended September 30, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.2 million and $0.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $6.3 million and $7.2 million, respectively.
For the nine months ended September 30, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $6.7 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $55.3 million and $37.0 million, respectively. For the nine months ended September 30, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.5 million and $3.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $26.9 million and $38.6 million, respectively.
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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Liquidity and Capital Resources
For the nine months ended September 30, 2006, the Company’s fixed maturity investments experienced unrealized investment appreciation of $5.9 million, net of the related deferred tax expense of $3.2 million and its equity investments experienced unrealized investment appreciation of $11.1 million, net of the related deferred tax expense of $6.0 million. At September 30, 2006, the Company had total investments with a carrying value of $2,321.5 million, of which 88.1% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The remaining 11.9% of the Company’s total investments consisted primarily of publicly traded common stock securities.
The Company produced net cash from operations of $383.1 million and $317.9 million for the nine months ended September 30, 2006 and 2005, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. The source of cash from operations for the nine months ended September 30, 2006 was primarily generated from premium growth during the current year due to increases in the number of policies written and, to a lesser extent, price increases realized on renewal business. Net loss and loss expense payments were $256.7 million and $217.2 million, respectively, for the nine months ended September 30, 2006 and 2005. The nine months ended September 30, 2005 includes a $5.4 million tax benefit from the exercise of stock options issued under the Company’s performance based compensation plan. Management believes that the Company has adequate liquidity to pay all of its currently foreseeable claims and meet all other cash needs.
The Company generated $13.9 million of net cash from financing activities during the nine months ended September 30, 2006. Cash provided from financing activities consisted of an $8.4 million excess tax benefit from the issuance of shares pursuant to stock based compensation plans; $6.5 million and $1.7 million of proceeds from the issuance of shares pursuant to the Company’s stock based compensation and stock purchase plans, respectively, and $2.0 million from the collection of notes receivable associated with the Company’s employee stock purchase plans. Cash used for financing activities consisted of $4.7 million for shares withheld to satisfy a minimum required tax withholding obligation arising upon the exercise of employee stock options.
Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At September 30, 2006, no borrowings were outstanding, and the insurance subsidiaries’ unused borrowing capacity was $569.9 million. The borrowing capacity provides an immediately available line of credit based upon the companies’ FHLB eligible collateral.
On June 30, 2006, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time, with a maturity date of June 29, 2007. The Credit Agreement contains an annual commitment fee of 8.0 basis points per annum on the unused commitments under the Credit Agreement and provides capacity for working capital and other general corporate purposes. As of September 30, 2006, no borrowings have been made by the Company under the Credit Agreement. Each loan under the facility will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.40% or the higher of the Administrative Agent and Lender’s prime rate and the Federal Funds rate plus 0.50%. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type.
On February 8, 2006, the Company announced the declaration of a three-for-one stock split of its common stock, which was effected in the form of a stock dividend. Record holders of the Company’s common stock at the

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
close of business on February 20, 2006 (the “Shareholders of Record”) received two additional shares of common stock for each share held on that date. The additional shares of common stock were distributed to the Shareholders of Record in the form of a stock dividend on March 1, 2006. All share and per share amounts in this Management Discussion and Analysis have been adjusted to reflect the stock split for all periods presented.
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
New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. Subsequently, SFAS No. 155 was modified.
At the FASB meeting on October 25, 2006, the FASB approved a narrow scope exception for certain beneficial interests that require an embedded derivative analysis. The issue is not whether the beneficial interests contain an embedded derivative, but when the embedded derivative is required to be separately accounted for in accordance with Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Board directed the FASB Staff to prepare an exposure draft for a 30 day comment period with the expectation that final guidance in the form of an SFAS 133 Implementation Issue will be issued in the first quarter of 2007.
The narrow scope exception approved by the FASB appears to exempt securities backed by financial assets where the only embedded derivative is prepayment based. This appears to exempt fixed rate asset backed, mortgage pass-through, and collateralized mortgage obligation securities previously thought to be subject to SFAS No. 155. Should the final determination be that these securities are exempt from SFAS No. 155, the Company believes that the financial impact of application will not be significant.
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company is currently in the process of evaluating the impact of FIN 48.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS No. 157.

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
The tables below provide information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of September 30, 2006 and 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
	(Dollars in Thousands)
September 30, 2006:
Investments
Total Fixed Maturities Available For Sale	$2,045,960	200 bp decrease	$2,203,927	7.7%	9.6%
		100 bp decrease	$2,125,622	3.9%	4.8%
		50 bp decrease	$2,086,185	2.0%	2.4%
		50 bp increase	$2,005,102	(2.0)%	(2.5)%
		100 bp increase	$1,963,708	(4.0)%	(5.0)%
		200 bp increase	$1,880,367	(8.1)%	(10.0)%

September 30, 2005:
Investments
Total Fixed Maturities Available For Sale	$1,670,815	200 bp decrease	$1,796,534	7.5%	10.4%
		100 bp decrease	$1,737,497	4.0%	5.5%
		50 bp decrease	$1,705,111	2.0%	2.8%
		50 bp increase	$1,635,843	(2.1)%	(2.9)%
		100 bp increase	$1,600,881	(4.2)%	(5.8)%
		200 bp increase	$1,532,688	(8.3)%	(11.4)%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its common stock during the third quarter of 2006 are shown in the following table:

				(c) Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares That
				Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number		(b) Average	Announced	Under the
	of Shares		Price Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
July 1 – July 31	875	(1)	$27.83	—	—
					$45,000,000 (2)
August 1 – August 31	483	(1)	$27.85	—	—
					$45,000,000 (2)
September 1 – September 30	150	(1)	$27.79	—	—
					$45,000,000 (2)

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounted to $75.3 million, of which $30.3 million has been utilized.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other information
Not Applicable.
Item 6. Exhibits
Exhibits:

Exhibit No.	Description
10.1	Casualty (Clash) Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation effective January 1, 2006

10.2	Addendum No. 3 to the 3rd and 4th Property Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation — 50% Placement — effective January 1, 2006

10.3	Casualty Excess of Loss Reinsurance Contract effective January 1, 2006 — 20% Placement with Employers Reinsurance Corporation

10.4	Endorsement No. 4 to the Property Per Risk 1st and 2nd Excess of Loss and Terrorism Reinsurance Contract with General Reinsurance Corporation effective January 1, 2006

10.5	Commutation and Release Agreement with Trenwick America Reinsurance Corporation

10.6	$6,150,000 Excess $10,000,000 Catastrophe Reinsurance Contract with Aspen Insurance Limited effective June 1, 2006

10.7	First Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2006 (Liberty American and Liberty American Select Insurance Companies)

10.8	Second and Third Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2006 (Liberty American and Liberty American Select Insurance Companies)

10.9	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendum No. 1 effective June 1, 2006 (Liberty American Insurance Company)

10.10	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendums No. 1 and No. 2 effective June 1, 2006 (Liberty American Select Insurance Company)

31.1	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date November 9, 2006	James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 9, 2006	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary, Treasurer
and Chief Financial Officer (Principal
Financial and Accounting Officer)