Form 10-K
period 2006-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2007-02-28
CIK 909109

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 0-22280
PHILADELPHIA CONSOLIDATED HOLDING CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2202671

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Bala Plaza, Suite 100
Bala Cynwyd, Pennsylvania	19004

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 617-7900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, no par value	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
YES: ☑ NO: ☐
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act of 1934.
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
YES: ☐ NO: ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2006, as reported on the NASDAQ National Market System, was $1,685,118,229. Shares of Common Stock held by each executive officer and director and by certain other persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2007, Registrant had outstanding 70,852,357 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the definitive Proxy Statement for Registrant’s 2007 Annual Meeting of Shareholders to be held April 27, 2007 are incorporated by reference in Part III.

PART I
Item 1. BUSINESS
GENERAL
     As used in this Annual Report on Form 10-K, (i) “Philadelphia Insurance” refers to Philadelphia Consolidated Holding Corp., (ii) the “Company”, “we”, “us”, and “our” refers to Philadelphia Insurance and its subsidiaries, doing business as Philadelphia Insurance Companies; (iii) the “Insurance Subsidiaries” refers to Philadelphia Indemnity Insurance Company (“PIIC”), Philadelphia Insurance Company (“PIC”), Liberty American Select Insurance Company (“LASIC”) and Liberty American Insurance Company (“LAIC”), collectively; (iv) “MIA” refers to Maguire Insurance Agency, Inc., a captive underwriting manager; (v) “LAIS” refers to Liberty American Insurance Services, Inc., a managing general agency; (vi) “Premium Finance” refers to Liberty American Premium Finance Company; and (vii) “PCHC Investment” refers to PCHC Investment Corp., an investment holding company. Philadelphia Insurance was incorporated in Pennsylvania in 1984 as an insurance holding company. Liberty American Insurance Group, Inc., a Delaware insurance holding company, and its subsidiaries LASIC, LAIC, LAIS and Premium Finance, are sometimes referred to herein collectively as “Liberty”.
The Company’s core strategy consists of three major principles:
•	Adhering to an underwriting philosophy aimed at consistently generating underwriting profits through sound risk selection and pricing discipline.

•	Distributing products through a “mixed” marketing platform, which includes direct policyholder prospecting, an extensive network of independent producers, a subset of this network, known as “preferred agents,” with whom the Company has established special distribution arrangements, wholesalers and the internet.

•	Seeking to create value-added coverage and service features not found in typical property and casualty policies that the Company believes differentiates and enhances the marketability and appeal of its products relative to its competitors.
     2006 gross written premiums increased 18.0% to $1,493.2 million. Premium growth was primarily attributable to: consistent prospecting efforts by marketing personnel in conjunction with long-term relationships formed by the Company’s Marketing Regional Vice Presidents; continued expansion of marketing efforts through the Company’s field organization and preferred agents; better “brand” recognition with producers; the A+ (“Superior”) A.M. Best Company rating (for PIIC and for PIC); differentiated policy forms; and the introduction of a number of new products. The Company’s GAAP basis calendar year combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 69.0% for 2006, which was substantially lower than the combined ratio of the property and casualty industry as a whole. The Company’s calendar year combined ratio included a $91.4 million pre-tax benefit from a decrease in net unpaid loss and loss adjustment expenses due to favorable trends in prior years’ claims emergence. The combined ratio for the 2006 accident year, which excludes the $91.4 million pre-tax benefit from prior years claim emergence, was 76.8%. During 2006, total assets increased to $3.4 billion, and shareholders’ equity increased 43% to $1,167.3 million.
INDUSTRY TRENDS
     During 2006, despite increasing price competition across most commercial and personal lines products, and slowing top-line premium growth, the property/casualty industry realized underwriting profits primarily due to a relatively mild catastrophe season, favorable prior year loss-reserve development and higher net investment income.
BUSINESS OVERVIEW AND STRATEGY
     The Company designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. The Company targets markets and niches with specialized areas of demand, by offering, among other things, innovative policy features. The Company believes this approach allows it to compete by offering coverage and customized solutions, rather than just price. Insurance products are distributed through a diverse multi-channel delivery system centered around the Company’s production underwriting organization. A select group of 175

“preferred agents” and a broader network of approximately 10,000 independent producers supplement the production underwriting organization, which consisted of 260 professionals located in 38 regional and field offices across the United States as of December 31, 2006.
     The Company’s commercial products include commercial multi-peril package insurance targeting specialized niches, including, among others, non-profit and religious organizations, sports and recreation centers, homeowners’ and condominium associations, private, vocational and specialty schools, mental health facilities and day care facilities; commercial automobile insurance targeting the leasing and rent-a-car industries; property insurance for large commercial accounts such as nursing homes, hospitals and inland marine products targeting larger new builders’ risk and miscellaneous property floaters. During 2006, the Company also began offering an insurance product for the antique/collector car niche.
     The Company also writes select classes of professional and management liability products, as well as personal property and casualty products for the homeowners and manufactured housing markets.
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
     The Company maintains a local presence to more effectively serve its producer and customer base, operating through 13 regional offices and 25 field offices throughout the country, which report to the regional offices. These offices are staffed with marketers, field underwriters, and, in some cases, accounts receivable and claims personnel, who interact closely with home office management in making key decisions. This approach allows the Company to adapt its marketing and underwriting strategies to local conditions and build value-added relationships with its customers and producers.
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
Business Segments
     The Company’s operations are classified into three reportable business segments:
•	The Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile, specialty property and inland marine, and antique/collector car insurance products;

•	The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional and management liability insurance products; and

•	The Personal Lines Underwriting Group, which has underwriting responsibility for personal property insurance products for the homeowners and manufactured housing market in Florida, and the National Flood Insurance Program for both personal and commercial policyholders.
     The following table sets forth, for the years ended December 31, 2006, 2005 and 2004, the gross written premiums for each of the Company’s business segments and the relative percentages that such premiums represented.

	For the Years Ended December 31,
	2006		2005		2004
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial Lines	$1,169,468	78.3%	$960,344	75.9%	$874,018	74.6%
Specialty Lines	227,567	15.2	205,306	16.2	184,419	15.7
Personal Lines	96,213	6.5	99,265	7.9	112,880	9.7

Total	$1,493,248	100.0%	$1,264,915	100.0%	$1,171,317	100.0%

Commercial Lines:
     Commercial Package: The Company has provided Commercial multi-peril package policies to targeted niche markets for over 18 years. The primary customers for these policies include:
•	non-profit organizations;

•	social service agencies;

•	health and fitness clubs and studios;

•	homeowners and condominium associations;

•	private, vocational and specialty schools;

•	religious organizations;

•	day care facilities;

•	mental health facilities;

•	amateur and professional sports associations and teams;

•	entertainment parks/centers;

•	bowling centers;

•	golf and country clubs;

•	public entity;

•	retail shopping centers, business parks and medical facilities;

•	hotels and motels; and

•	campground and recreational vehicle park operators.
     The package policies provide a combination of comprehensive liability, property and automobile coverage with limits of up to $1.0 million for casualty, $100.0 million for property, and umbrella limits on an optional basis of up to $10.0 million. The Company believes its ability to provide professional/management liability and general liability coverages in one policy is advantageous and convenient to producers and policyholders.
     Commercial Automobile and Commercial Excess: The Company has provided primary, excess, contingent, interim and garage liability; physical damage; and property insurance to targeted markets for over 40 years. The primary customers for these policies include:
•	rental car companies;

•	leasing companies;

•	banks; and

•	credit unions.
     Specialty Property & Inland Marine: The Company has provided property and inland marine coverage to targeted markets for the past seven years. The primary customers for these policies include:
•	nursing homes;

•	hospitals; and

•	commercial real estate developers.
     Antique/Collector Car Program: During 2006, the Company began providing specialized automobile liability and physical damage insurance for the antique/collector car industry. Coverage includes enhancements to the standard automobile policy such as agreed value, inflation guard, auto show and medical reimbursement to meet the unique exposures associated with this industry.
Specialty Lines:
     The Company has provided a comprehensive professional liability (errors and omissions) and management liability (directors and officers) policies to targeted classes of business for approximately fifteen years.
     The professional and excess liability policies provides errors and omissions coverage primarily for:
•	accountants; and

•	miscellaneous professional (preferred classes include among others: computer technology, management and marketing consultants, claims adjusters, and mortgage brokers).
     The management liability policy includes directors and officers, employment practices, fiduciary, workplace violence, and internet liability coverage parts for:
•	non-profit organizations; and

•	private companies.
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
Geographic Distribution
     The following table provides the geographic distribution of direct earned premiums for all reportable business segments of the Company for the year ended December 31, 2006. No other state accounted for more than 2% of total direct earned premiums for the year ended December 31, 2006.

(Dollars in thousands)
State	Direct Earned Premiums	Percent of Total
Florida	$198,925	14.6%
California	171,007	12.6
New York	145,289	10.7
Pennsylvania	74,986	5.5
Texas	74,915	5.5
Massachusetts	59,266	4.4
New Jersey	58,918	4.3
Illinois	39,903	2.9
Ohio	38,768	2.8
Michigan	28,252	2.1
Minnesota	27,802	2.0
Missouri	27,492	2.0
Other	415,534	30.6

Total Direct Earned Premiums	$1,361,057	100.0%

See Note 20 to the Company’s Consolidated Financial Statements included with this Form 10-K for information concerning the revenues, net income and assets of each of the Company’s business segments.

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
     The Commercial Lines Underwriting Group has underwriting responsibility for the Company’s commercial multi-peril package, commercial automobile, large property and inland marine, and antique/collector car insurance products. As of December 31, 2006, the Group consisted of 86 home office and 80 regional office underwriters (including underwriting managers), who are supported by underwriting assistants, raters, and other policy administration personnel. The Commercial Lines home office underwriting unit is responsible for underwriting, auditing, servicing renewal business, and authorizing quotes for new business which are in excess of the regional office underwriters’ authority. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance for new business. The Commercial Lines Underwriting Group is under the direction of the Senior Vice President of Commercial Lines who reports directly to the Chief Underwriting Officer. Overall management responsibility for the book of business resides in the home office with the senior underwriting officers. The Company believes that its ability to deliver excellent service and build long lasting relationships is enhanced through its organizational structure.
     The Specialty Lines Underwriting Group has the underwriting responsibility for the professional and management liability products. As of December 31, 2006 the Group consisted of 22 home office and 34 regional office underwriters (including underwriting managers). These underwriters and underwriter trainees are supported by underwriting assistants and other policy administration personnel. The home office underwriting unit is responsible for underwriting, auditing and servicing renewal business, as well as an authority referral for the regional office underwriters for quoting new business. The regional office underwriters have the responsibility for pricing, underwriting, and policy issuance of new business. The Specialty Lines Underwriting Group is managed by the Vice President of Specialty Lines who reports directly to the Chief Underwriting Officer.
     The Personal Lines Underwriting Group is located in Pinellas Park, Florida. The underwriting process is under the direction of the Personal Lines Chief Operating Officer. Much of the underwriting function is automated through Liberty’s proprietary policy underwriting system, “InTouch.” Underwriting guidelines are embedded within this system which prohibits binding an account if the risk does not meet the underwriting guidelines. The Company has a proactive exposure distribution management system in place to aid in portfolio optimization. The risk portfolio is managed at a zip code level through the use of in-house software and external modeling tools. The Company selectively inspects the properties for its preferred homeowners program and for its manufactured homes on private property product.
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
Reinsurance
     The Company has entered into various reinsurance agreements for the purpose of limiting loss exposure and managing capacity constraints as described below:
     The Company’s casualty excess of loss reinsurance agreement (“Excess Treaty”) provides that the Company bears the first $1.0 million primary layer of liability on each loss occurrence. Risks in excess of $1.0 million up to $11.0 million are reinsured under the Excess Treaty. In instances where the Company has written an umbrella policy for a policy under which the Company provides the first $1.0 million primary layer of coverage, the coverage is $9.0 million in excess of $2.0 million for each loss occurrence. Casualty, liability and fidelity risks are reinsured under the Excess Treaty. As of January 2007, the reinsurers participating on the Excess Treaty are Allied World Assurance Company Ltd., Everest Reinsurance Company, Liberty Mutual Insurance Company, Odyssey America

Reinsurance Corp. and Transatlantic Reinsurance Co. with pro rata participation of 27.5%, 27.5%, 15.0%, 10.0%, and 20.0%, respectively. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for each casualty risk in excess of $11.0 million.
     As of January 1, 2007, the Company’s property excess of loss reinsurance treaty provides that the Company bears the first $2.0 million of loss on each risk, with its reinsurers bearing losses up to $50.0 million on each risk. Limits of $13.0 million in excess of $2.0 million are provided by General Reinsurance Corporation. Limits of $35.0 million in excess of $15.0 million are provided by Swiss Reinsurance America Corporation, at a 75% participation rate, and five other reinsurers, that are rated at least “A” (Excellent) by A.M. Best Company, at varying rates of participation aggregating a 25% total participation. In addition, the Company has automatic facultative excess of loss reinsurance with General Reinsurance Corporation for each property loss in excess of $50.0 million up to $100.0 million. To mitigate potential exposures to losses arising from terrorist acts, the Company has purchased per risk reinsurance coverage for terrorism with a $48.0 million aggregate policy limit effective January 1, 2007 from General Reinsurance Corporation. Under this reinsurance coverage, the Company bears the first $2.0 million layer of loss on each risk and coverage.
     The Company purchases property catastrophe reinsurance covering both its commercial and personal lines catastrophe losses. The Company’s primary catastrophe reinsurance program provides coverage for a one year period with a June 1 renewal date.
     For its personal lines catastrophe losses, the Company’s reinsurance coverage which was effective June 1, 2006 is approximately $212.9 million in excess of the Company’s $7.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (the “FHCF”) provides on an aggregate basis for LASIC and LAIC coverage of approximately $100.4 million in excess of $37.8 million, which represents coverage for both companies at the 90% coverage election. In addition, LASIC was permitted by the FHCF to purchase additional FHCF reimbursement coverage of $10.0 million in excess of approximately $7.5 million, which includes one prepaid reinstatement premium at no additional charge. The FHCF coverage inures to the benefit of the Company’s open-market catastrophe program. The coverage provided by the open-market catastrophe program (large reinsurers that are rated at least “A-” (Excellent) by A.M. Best Company) includes one mandatory reinstatement, but the FHCF coverage does not reinstate, except for the $10.0 million provided for in LASIC’s additional reimbursement coverage. Since the FHCF reimbursement coverage cannot be reinstated, the Company’s open-market program is structured such that catastrophe reinsurance coverage excess of the FHCF coverage will “drop down” and fill in any portion of the FHCF coverage which has been utilized. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss for its personal lines business, the 100 year storm event is estimated at $203.4 million, and the 250 year storm event is estimated at $353.5 million. These loss estimates were calculated using the personal lines in-force exposures as of September 30, 2006.
     The Company has purchased reinstatement premium protection reinsurance contracts, effective June 1, 2006, which pay 100% of the reinstatement premium for the one mandatory reinstatement which the Company becomes liable to pay as a result of loss occurrences exceeding $17.5 million for its personal lines open-market catastrophe reinsurance program.
     For its commercial lines catastrophe losses, the Company’s catastrophe reinsurance coverage effective June 1, 2006 is $90.0 million in excess of the Company’s $10.0 million per occurrence retention. Based upon the various modeling methods utilized by the Company to estimate its probable maximum loss for its commercial lines business, the 100 year storm event is estimated at $100.5 million and the 250 year storm event is estimated at $165.8 million. These loss estimates were calculated using the commercial lines inforce exposures as of September 1, 2006.
     The Company also has an excess casualty reinsurance agreement which provides an additional $18.0 million of coverage excess of a $2.0 million Company retention for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits. An errors and omissions insurance policy provides an additional $10.0 million of coverage with respect to these exposures.
     The Company seeks to limit the risk of a reinsurer’s default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company. Additionally, the Company will obtain collateral for balances due from reinsurers that are not approved by the Pennsylvania and/or Florida Insurance Departments due to their foreign domiciliary status, and seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. Finally, the Company typically does not write casualty policies in excess of $11.0 million or property policies in excess of $100.0 million. Although the Company purchases reinsurance to limit its loss exposure by transferring certain large risks to its reinsurers, reinsurance does not relieve the Company of its liability to policyholders. The Company regularly assesses its reinsurance needs and seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve changes in retentions, modifications in premium rates, changes in reinsurers and other matters.
     The following table sets forth the ten largest reinsurers in terms of reinsurance receivables, net of collateral the Company is holding from such reinsurers, as of December 31, 2006:
($’s in thousands)

	Unsecured
	Reinsurance
Reinsurer	Receivables		% of Total	A.M. Best Rating
Liberty Mutual Insurance Company	$34,432		15.4%	A
General Reinsurance Corporation	30,997		13.8%	A++
National Flood Insurance Program	27,919		12.5%	Not Rated-Voluntary Pool
ACE Property & Casualty Insurance Company	25,097		11.2%	A+
Munich Reinsurance America, Inc.	21,123		9.4%	A
Converium Reinsurance (NA) Inc.	17,179		7.7%	B+	(2)
Swiss Reinsurance America Corporation	15,935		7.1%	A+
Everest Reinsurance Company	14,328		6.4%	A+
Employers Reinsurance Corporation	12,478		5.6%	A
CUMIS Insurance Society Inc.	5,642		2.5%	A
All Other Reinsurers	18,776		8.4%	—

Total Unsecured Reinsurance Receivables	$223,906	(1)	100.0%

(1)	This amount differs by $48.9 million from the reinsurance receivables of $272.8 million as reported in the consolidated financial statements as of December 31, 2006 due to the collateral held by the Company from the reinsurers reflected in this table.

(2)	On October 17, 2006, Converium AG (Switzerland) announced that it had signed a definitive agreement to sell Converium Reinsurance (NA) Inc. to National Indemnity Insurance Company, a subsidiary of Berkshire Hathaway, that is rated A++ (Superior) by A.M. Best Company. On December 14, 2006, Converium AG (Switzerland) announced the closing of this sale.
Marketing and Distribution
     Proactive risk selection based on sound underwriting criteria and relationship selling in clearly defined target markets continues to be the foundation of the Company’s marketing plan. Within this framework, the Company’s marketing effort is designed to promote a systematic and disciplined approach to developing business which is anticipated to be profitable.
     The Company distributes its products through its production underwriting organization, an extensive network of approximately 10,000 independent producers and its “preferred agent” program. The Company’s most important distribution channel is its production underwriting organization. The production underwriting organization was established by the Company to stimulate new sales through independent producers. The production underwriting organization is currently comprised of 260 professionals located in 38 offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this prospecting, relationships with approximately 10,000 independent producers have been formed, either because the producer has a preexisting relationship with the insured or has sought the Company’s expertise in one of its niche products. This marketing concept provides the Company with the flexibility to respond to changing market conditions and, when appropriate, shift its emphasis to different product lines to take advantage of opportunities as they arise. In addition, the production underwriting organization’s ability to gather market data enables the rapid identification of soft markets and redeployment to firmer markets, from a product line or geographic perspective. The Company believes that its marketing platform provides a competitive advantage.
     The Company’s preferred agent program, in which business relationships are formed with producers specializing in certain of the Company’s business niches, consisted of 175 preferred agents at year-end 2006. Preferred agents are identified by the Company based on productivity and loss experience, and receive additional benefits from the Company in exchange for meeting minimum premium production thresholds and defined profitability criteria.

     The Company supplements its marketing efforts through affinity programs, trade shows, direct mailings, e-flyers and national advertisements placed in trade magazines serving industries in which the Company specializes, as well as links to industry web sites. The Company has also enhanced its marketing with Internet-based initiatives, such as live chat.
Product Development
     The Company continually evaluates new product opportunities, consistent with its strategic focus on selected market niches. Direct contacts between the Company’s field and home office personnel, preferred agents and its customers have produced a number of new product ideas. New product ideas are presented to the Company’s Product Development Committee for consideration. This Committee, which is composed of members of senior management, meets regularly to review the feasibility of products from a variety of perspectives, including profitability, underwriting risk, marketing and distribution, reinsurance, long-term viability and consistency with the Company’s culture and philosophy. For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel (e.g., a limited number of selected production underwriters), an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products may involve lower retentions than customarily utilized. After a new product is approved for test marketing, the Company monitors its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, the Company either moves to improve results by initiating adjustments or abandons the product.
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
     The Company’s experienced staff of claims management professionals is assigned to dedicated claim units within specific niche markets. Each of these units receive supervisory direction and legislative and product development updates from the unit director. Claims management personnel have an average of approximately twenty years of experience in the industry. The dedicated claim units meet regularly to communicate changes within their assigned specialty. Staff within the dedicated claim units have an average of ten years experience in the industry.
     The claims department also maintains a Special Investigations Unit to investigate suspicious claims and to serve as a clearinghouse for information concerning fraudulent practices. This unit also works closely with a variety of industry contacts, including attorneys and investigators to identify fraudulent claims.
Loss and Loss Adjustment Expenses
     The Company is liable for losses and loss adjustment expenses under its insurance policies and reinsurance treaties. While the Company’s professional/management liability policies are written on claims-made forms, and while claims on its other policies are generally reported promptly after the occurrence of an insured loss, in many cases several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of the loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.
     When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company’s ultimate loss and loss adjustment expense. This estimate reflects an informed judgment based on the Company’s reserving practices and the experience of the Company’s claims staff. Management also establishes reserves on an aggregate basis to provide for losses incurred but not reported (“IBNR”), as well as future development on claims already reported to the Company.
     As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in societal attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management’s estimates and judgments. As new data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. The Insurance Subsidiaries’ internal actuary provides the Company with an annual Statement of Actuarial Opinion for the statutory filings with regulators.

     The following table sets forth for the years indicated a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses.

	As of and For the Years Ended December 31,
(In Thousands)	2006	2005	2004
Unpaid loss and loss adjustment expenses at beginning of year	$1,245,763	$996,667	$627,086
Less: reinsurance receivables	304,768	324,948	145,591

Net unpaid loss and loss adjustment expenses at beginning of year	940,995	671,719	481,495

Provision for losses and loss adjustment expenses for current year claims	559,647	533,906	440,989
Increase (Decrease) in estimated ultimate losses and loss adjustment expenses for prior year claims	(91,435)	(29,900)	35,126

Total incurred losses and loss adjustment expenses	468,212	504,006	476,115

Loss and loss adjustment expense payments for claims attributable to:
Current year	118,845	110,496	107,129
Prior years (1)(2)	194,933	124,234	178,762

Total payments	313,778	234,730	285,891

Net unpaid loss and loss adjustment expenses at end of year	1,095,429	940,995	671,719
Plus: reinsurance receivables	187,809	304,768	324,948

Unpaid loss and loss adjustment expenses at end of year	$1,283,238	$1,245,763	$996,667

(1)	During the year ended December 31, 2005, net loss and loss adjustment expense payments for claims attributable to prior years are lower by $64.3 million than they otherwise would have been due to the Company’s commutation of its 2003 Whole Account Net Quota Share Reinsurance Agreement (See Note 10 to the Company’s Consolidated Financial Statements included with this Form 10-K).

(2)	During the year ended December 31, 2006, net loss and loss adjustment expense payments for claims attributable to prior years are lower by $31.9 million than they otherwise would have been due to the Company’s commutation of its 2004 Whole Account Net Quota Share Reinsurance Agreement (See Note 10 to the Company’s Consolidated Financial Statements included with this Form 10-K).
     During 2006, the Company increased/(decreased) the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior by the following amounts:

(In Millions)	Net Basis Loss and Loss Adjustment Expenses
	increase (decrease)
		Professional/
		Management	Rental/Leasing
	Commercial	Liability	Auto
Accident Year	Coverages	Coverages	Coverages	Other	Total
2005	$(52.0)	$(5.0)	$(1.0)	$(1.2)	$(59.2)
2004	$(11.6)	$1.9	$(2.8)	$(0.1)	$(12.6)
2003	$(0.3)	$(6.8)	$(3.7)	$(0.2)	$(11.0)
2002 & Prior	$(1.0)	$(1.6)	$(6.3)	$0.3	$(8.6)

Total	$(64.9)	$(11.5)	$(13.8)	$(1.2)	$(91.4)

     For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for commercial coverages due to better than expected case incurred loss development. The incurred frequency emergence on general liability coverages, and the incurred severity emergence on property and auto coverages, were less than anticipated.
     For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for commercial coverages due to better than expected case incurred loss development. The incurred frequency emergence on general liability coverages, and the incurred severity emergence on auto coverages, were less than anticipated.

     For accident year 2003, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for professional/management liability coverages and rental/leasing auto coverages due to better than expected case incurred loss development. The incurred severity emergence on professional/management liability (E&O and D&O) coverages, and the incurred frequency emergence on rental/leasing auto coverages, were less than anticipated.
     For accident years 2002 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for rental/leasing auto coverages due to better than expected case incurred loss development. The incurred frequency emergence on rental/leasing auto coverages, and the incurred severity emergence on rental supplemental liability coverages, were less than anticipated.
     During 2005, the Company increased/(decreased) the estimated total net unpaid losses and loss adjustment expenses for prior accident years by the following amounts:

(In Millions)	Net Basis Loss and Loss Adjustment Expenses
	increase (decrease)
		Professional/
		Management
	Commercial	Liability	Rental/Leasing
Accident Year	Coverages	Coverages	Auto Coverages	Other	Total
2004	$(12.7)	$(7.6)	$(4.3)	$0.4	$(24.2)
2003	$3.5	$(2.4)	$(0.5)	$1.0	$1.6
2002	$(0.6)	$(2.0)	$(3.4)	$(1.0)	$(7.0)
2001 & Prior	$1.9	$(0.7)	$(0.9)	$(0.6)	$(0.3)

Total	$(7.9)	$(12.7)	$(9.1)	$(0.2)	$(29.9)

     The changes in the estimated net unpaid losses and loss adjustment expenses for prior accident years during 2005 were primarily attributable to the following:
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
     During 2004, the Company increased its estimated total gross and net unpaid losses and loss adjustment expenses, primarily for accident years 1997 through 2002, and decreased its estimated total gross and net ultimate losses and loss adjustment expenses for accident year 2003. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:
—	The increase for accident years 1997 through 2002 is principally attributable to case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile coverages in the commercial lines segment. The decrease for accident year 2003 is principally attributable to better than expected claim frequency, primarily for general liability and commercial automobile coverages in the commercial lines segment.
     The following table presents the development of unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, from 1996 through 2006. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate may change as more information becomes known about the frequency and severity of claims for individual years.

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
	(Dollars in Thousands)
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Unpaid Loss and Loss Adjustment Expenses, As Stated	$85,723	$108,928	$136,237	$161,353	$195,464	$250,134	$359,711	$481,496	$671,719	$940,995	$1,095,429

Cumulative Paid as of:
1 year later	22,292	26,870	43,769	60,922	70,757	99,325	167,489	178,762	124,234	194,933
2 years later	38,848	56,488	84,048	109,092	131,649	211,851	291,325	258,186	251,825
3 years later	52,108	80,206	115,900	144,435	213,286	277,783	356,743	333,991
4 years later	63,738	95,047	131,062	201,779	247,298	314,042	394,763
5 years later	69,116	99,755	151,753	217,677	267,966	328,057
6 years later	70,779	106,915	158,158	225,737	272,609
7 years later	73,939	110,194	160,499	227,242
8 years later	74,469	111,102	161,016
9 years later	75,156	111,226
10 years later	75,181

Unpaid Loss and Loss Adjustment Expenses re-estimated as of End of Year:
1 year later	84,007	105,758	135,983	163,896	208,899	277,733	404,279	516,622	641,819	849,560
2 years later	81,503	103,513	138,245	177,782	232,582	334,802	473,680	510,916	609,615
3 years later	76,348	104,712	146,679	196,735	274,166	361,052	466,413	491,266
4 years later	73,992	109,061	151,077	228,082	283,619	360,791	457,802
5 years later	75,672	107,796	163,657	230,391	285,563	354,944
6 years later	74,645	110,845	164,272	233,206	283,017
7 years later	75,272	111,582	163,416	232,455
8 years later	74,982	111,827	162,628
9 years later	75,221	111,950
10 years later	75,546

Cumulative Redundancy (Deficiency):
Dollars	$10,177	$(3,022)	$(26,391)	$(71,102)	$(87,553)	$(104,810)	$(98,091)	$(9,770)	$62,104	$91,435
Percentage	11.9%	(2.8)%	(19.4)%	(44.1)%	(44.8)%	(41.9)%	(27.3%)	(2.0%)	9.2%	9.7%

(1)	Unpaid loss and loss adjustment expenses differ from the amounts reported in the Consolidated Financial Statements because of the inclusion therein of reinsurance receivables of $187,809, $304,768, $324,948, $145,591, $85,837, $52,599, $42,030, $26,710, $16,120, $13,502 and $10,919, as of December 31, 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, and 1996, respectively.

(2)	Unpaid loss and loss adjustment expenses for 1998, as stated, have been adjusted to include $1,207 unpaid loss and loss adjustment expenses for LASIC as of acquisition date.

(3)	The Company maintains its historical loss records net of reinsurance, and therefore is unable to conform the presentation of this table to the financial statements.
     The cumulative redundancy (deficiency) represents the aggregate change in the reserve estimated over all prior years, and does not represent accident year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.
     The unpaid loss and loss adjustment expense of the Insurance Subsidiaries, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in the Company’s financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance, but under GAAP these amounts are reported without giving effect to reinsurance. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. (See footnote (1) above for amounts). There is no effect on net income or shareholders’ equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

Operating Ratios
Statutory Combined Ratio:
     The statutory combined ratio, which is the sum of (a) the ratio of loss and loss adjustment expenses incurred to net earned premiums (loss ratio) and (b) the ratio of policy acquisition costs and other underwriting expenses to net written premiums (expense ratio), is the traditional measure of underwriting profit and loss for insurance companies. A combined ratio below 100% indicates that an insurance company has an underwriting profit, and a combined ratio above 100% indicates an insurer has an underwriting loss.
     The following table reflects the consolidated loss, expense and combined ratios of the Insurance Subsidiaries, together with the property and casualty industry-wide combined ratios after policyholders’ dividends.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Loss Ratio	39.8%	51.8%	61.5%	63.1%	63.5%
Expense Ratio	28.5%	26.3%	27.2%	27.2%	28.0%

Combined Ratio	68.3%	78.1%	88.7%	90.3%	91.5%

Industry Statutory Combined Ratio, after Policyholders’ Dividends (1)	93.3%	100.8%	98.5%	100.2%	107.3%

(1)	Source: A.M. Best Company “Review/Preview” January 2007. 2006 industry data is estimated.
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
     The following table presents net written premiums to surplus as regards policyholders for the Insurance Subsidiaries (statutory basis):

	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Net Written Premiums	$1,283,170	$1,107,460	$919,152	$601,253	$523,962
Surplus as Regards Policyholders	$1,007,546	$691,038	$503,657	$415,900	$312,626
Premium to Surplus Ratio	1.3 to 1.0	1.6 to 1.0	1.8 to 1.0	1.5 to 1.0	1.7 to 1.0
Investments
     The Company’s investment objectives are the realization of high levels of after-tax net investment income while generating competitive after-tax total rates of return, subject to established specific investment guidelines and the following objectives:
•	Maintaining an appropriate level of liquidity to satisfy the cash requirements of current operating and longer term obligations;

•	Adjusting investment risk to affect or complement insurance risk based upon total corporate risk tolerance; and

•	Meeting insurance regulatory requirements with respect to investments under appropriate insurance laws.
     The Company utilizes external independent professional investment managers for its fixed maturity and equity investments.
     At December 31, 2006, the Company had total investments with a carrying value of $2,433.6 million. As of this date, 87.5% of the Company’s total investments were fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, asset backed securities, mortgage pass-through securities and collateralized mortgage obligations, with a weighted average credit quality of “AAA.” The remaining 12.5% of the Company’s total investments consisted primarily of publicly-traded common stocks.
     The following table sets forth information concerning the composition of the Company’s total investments at December 31, 2006:

		Estimated		Percent of
		Market	Carrying	Carrying
	Amortized Cost	Value	Value	Value
	(Dollars in Thousands)
Fixed Maturities:
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$20,156	$19,924	$19,924	0.8%
Obligations of States and Political Subdivisions	1,050,279	1,052,113	1,052,113	43.2
Corporate and Bank Debt Securities	145,114	142,895	142,895	5.9
Asset Backed Securities	202,102	202,646	202,646	8.3
Mortgage Pass-Through Securities	425,518	420,785	420,785	17.3
Collateralized Mortgage Obligations	293,062	291,246	291,246	12.0

Total Fixed Maturities	2,136,231	2,129,609	2,129,609	87.5%
Equity Securities	259,184	304,033	304,033	12.5

Total Investments	$2,395,415	$2,433,642	$2,433,642	100.0%

     As of December 31, 2006, 99.9% of the Insurance Subsidiaries’ fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated “1” (“highest quality”) or “2” (“high quality”) by the NAIC.
     The cost and estimated market value of fixed maturity securities at December 31, 2006, by remaining original contractual maturity, is set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

		Estimated Market
	Amortized Cost	Value
	(Dollars in Thousands)
Due in one year or less	$48,685	$48,752
Due after one year through five years	218,839	215,599
Due after five years through ten years	372,653	371,248
Due after ten years	575,371	579,333
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	920,683	914,677

Total	$2,136,231	$2,129,609

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
Regulation
     General: The Company is subject to extensive supervision and regulation in the states in which it operates. Such supervision and regulation relate to numerous aspects of the Company’s business and financial condition. The primary purpose of the supervision and regulation is the protection of insurance policyholders and not the Company’s investors. The extent of regulation varies but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:
•	issuance, renewal, suspension and revocation of licenses to engage in the insurance business;

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that the Company can include in the insurance policies it offers;

•	certain required methods of accounting;

•	maintenance of reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by: impaired, insolvent or failed insurance companies; and state insurance facilities.
     The regulations and any actions taken by the state insurance departments may affect the cost or demand for the Company’s products and may prevent or interfere with our ability to obtain rate increases or take other actions to increase profitability. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Company does not have the requisite licenses and approvals, or does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend the Company from carrying on some or all of its activities. In light of several recent significant property and casualty insurance company insolvencies, it is possible that assessments paid to state guaranty funds may increase. Because the Insurance Subsidiaries are domiciled in Pennsylvania and Florida, the Pennsylvania Department of Insurance and the Florida Office of Insurance Regulation have primary authority over the Company.
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
     The Pennsylvania statute also specifies that at least one-third of the board of directors, and each committee thereof, of either the domestic insurer or its publicly owned holding company (if any), must be comprised of outside directors (i.e., persons who are neither officers, employees nor controlling shareholders of the insurer or any affiliate). In addition, the domestic insurer or its publicly held holding company must establish one or more committees comprised solely of outside directors, with responsibility for recommending the selection of independent certified public accountants; reviewing the insurer’s financial condition, the scope and results of the independent audit and any internal audit; nominating candidates for director; evaluating the performance of principal officers; and recommending to the board the selection and compensation of principal officers.
     Under the Florida statute, a majority of the directors of a Florida insurer must be United States citizens. In addition, no Florida insurer may make any contract whereby any person is granted or is to enjoy in fact the management of the insurer to the substantial exclusion of its board of directors or to have the controlling or preemptive right to produce substantially all insurance business for the insurer, unless the contract is filed with and approved by the Florida Office of Insurance Regulation (“FOIR”). A Florida insurer must give written notice of any change of personnel among the directors or principal officers of the insurer to the FOIR within 45 days of such change. The written notice must include all information necessary to allow the Department to determine that the insurer will be in compliance with state statutes.
     Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of the Insurance Subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under Pennsylvania and Florida insurance laws. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $734.4 million at December 31, 2006. Of this amount, the Insurance Subsidiaries are permitted to pay a total of approximately $270.9 million of dividends during 2007 without obtaining prior approval from the Pennsylvania Insurance Department or the FOIR. During 2006, the insurance subsidiaries did not pay any dividends.
     The National Association of Insurance Commissioners: In addition to state-imposed insurance laws and regulations, the Insurance Subsidiaries are subject to Statutory Accounting Principles (“SAP”) as codified by the NAIC in the “Accounting Practices and Procedures Manual” which was adopted by the Pennsylvania Insurance Department and FOIR effective January 1, 2001, and subsequently amended. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These model laws and regulations generally are not directly applicable to an insurance company unless and until they are adopted by applicable state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC’s state regulatory accreditation program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are “accredited” by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network, and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC’s initiatives have taken on a greater level of practical importance in recent years. The NAIC has accredited both Pennsylvania and Florida under the NAIC Financial Regulation Standards.
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
     Capital and Surplus Requirements: As a surplus lines insurer, PIC’s eligibility to write insurance on a surplus lines basis in most jurisdictions is dependent on its compliance with certain financial standards, including the maintenance of a requisite level of capital and surplus and the establishment of certain statutory deposits. In recent years, many jurisdictions have increased the minimum financial standards applicable to surplus lines eligibility. For example, California and certain other states have adopted regulations which require surplus lines companies operating therein to maintain minimum capital of $15 million, calculated as set forth in the regulations. PIC maintains capital to meet these requirements.
     Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer’s domiciliary insurance department, and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders’ surplus of each of the Insurance Subsidiaries at December 31, 2006 is in excess of the minimum prescribed risk-based capital requirements.
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
     Shared Markets: As a condition of their license to do business in various states, PIIC, LASIC and LAIC are required to participate in mandatory property-liability shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase coverage voluntarily provided by private insurers. In addition, some states require automobile insurers to participate in reinsurance pools for claims that exceed a certain amount. The participation of PIIC, LASIC and LAIC in such shared markets or pooling mechanisms is generally in proportion to the amount of their direct writings for the type of coverage written by the specific pooling mechanism in the applicable state.
     Mold Contamination: The property-casualty insurance industry experienced an increase in claim activity over recent years pertaining to mold contamination. Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. The Company continues to closely monitor litigation trends to review relevant insurance policy exclusion language. The Company has experienced an immaterial impact from mold claims and attaches a mold exclusion to policies where applicable.
     Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002, enacted on July 30, 2002, presented a significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affect publicly traded companies. Among other things, the Act includes required disclosures pertaining to the adoption of a code of ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer’s financial statements. It also required stronger guidance for development and evaluation of internal control procedures, as well as provisions pertaining to a company’s audit committee and other committees of the board of directors.
     Certain Legislative Initiatives and Developments: A number of new, proposed or potential legislative or industry developments could further increase competition in the insurance industry. These developments include:
▪	the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms;

▪	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;

▪	changing practices caused by the Internet, which have led to greater competition in the insurance business; and

▪	Florida legislation enacted in January 2007 which, among other things, included the following major changes with regard to the Florida Hurricane Catastrophe Fund (the “FHCF”) and Citizens Property Insurance Company (“Citizens”).
▪	FHCF: The new law allows participating insurers to select options to expand their FHCF coverage beyond the current mandatory levels for the 2007, 2008 and 2009 contract years. Insurers may now purchase additional reinsurance coverage below the currently available approximate $6 billion industry retention by selecting an industry retention level of $3 billion, $4 billion or $5 billion. Coverage based on a $3 billion retention is priced at 85% of the coverage limit provided (“rate-on-line”), a $4 billion retention at an 80% rate-on-line and a $5 billion retention at a 75% rate-on-line. Each participating insurer’s share of the industry retention will be determined by its share of FHCF reimbursement premiums. Additionally, insurers may now purchase additional reinsurance coverage above the currently available approximate $16 billion capacity by selecting one or more of twelve $1 billion layers of coverage. The pricing for the 12 optional coverage layers above the FHCF mandatory coverage will vary, but should be around a 2% or 3% rate-on-line. Also, the legislation provides that the State Board of Administration may make available an additional $4 billion of capacity. The legislation requires every residential property insurer to make a rate filing with the FOIR which reflects the savings or reduction in loss exposure to the insurer due to the expanded FHCF coverage. Such reduced rates shall be applied to policies issued on or after June 1, 2007.

▪	Citizens Property Insurance Company (“Citizens”): The new legislation enacted many changes to the manner in which Citizens (the facility created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market) conducts business. Citizens is no longer required to charge rates sufficient to purchase reinsurance to cover specified levels of probable maximum loss or to establish rates that are non-competitive with the private sector. The Citizens rate increase that took effect on January 1, 2007 was rescinded and further rate changes are prohibited during 2007. The legislation also provides that if a new applicant to Citizens is offered coverage from an insurer at the insurer’s approved rate, then that policyholder is not eligible for a Citizens’ policy, unless the insurer’s premium is more than 25% greater than the premium for comparable coverage provided by Citizens.
▪	The Governor of Florida issuing an emergency rule in January 2007 that impacted the ability of insurers to cancel or non-renew personal property and casualty policies or to file for increased rates until the insurer submits a rate filing reflecting the reinsurance savings from the expanded FHCF coverage noted above.
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
▪	The federal Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Insurance Extension Act of 2005 (collectively the “Act”) established a temporary federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined in the Act. The Terrorism Insurance Program (the “Program”) requires all commercial property and casualty insurers licensed in the United States to participate. The Program provides that in the event of a terrorist attack, as defined, resulting in insurance industry losses exceeding $5 million, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses through December 31, 2006, and 85% of covered losses between January 1, 2007 and December 31, 2007, up to $100 billion. However, if a terrorist attack occurs after March 31, 2006, the government will provide funding only if aggregate industry losses between January 1, 2006 and December 31, 2006 exceed $50 million, or if such losses between January 1, 2007 and December 31, 2007 exceed $100 million. Each insurance company is subject to a deductible based upon a percentage of the previous year’s direct earned premium, with the percentage increasing each year. The Program required that insurers notify in-force commercial policyholders by February 24, 2003 that coverage for terrorism acts is provided and the cost for this coverage. It also requires notices to be given at certain specified times to insureds to which policies are issued after the date of the Act’s enactment. Policyholders have the option to accept or decline the coverage, or negotiate other terms. Property and casualty insurers, including the Company, are required to offer this coverage at each subsequent renewal even if the policyholder elected to exclude this coverage in the previous policy period. The Program became effective upon

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
     The current business climate remains competitive from a solicitation and pricing standpoint. The Company will “walk away”, if necessary, from writing business that does not meet its established underwriting standards and pricing guidelines. Management believes, however, that the Company’s marketing strategy is a strength in that it provides the flexibility to quickly deploy the marketing efforts of the Company’s direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the marketing strategy, the Company’s production underwriters have established relationships with approximately 10,000 producers, thus facilitating a regular flow of submissions.
Employees
     As of February 5, 2007, the Company had 1,237 full-time employees and 38 part-time employees. The Company actively encourages its employees to continue their educational efforts and aids in defraying their educational costs (including 100% of education costs related to the insurance industry). Management believes that the Company’s relations with its employees are generally excellent.
Company Website and Availability of Securities and Exchange Commission (“SEC”) Filings
     The Company’s Internet website is www.phly.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website, or provides a link to, the Company’s Forms 10-K, 10-Q and 8-K filed or furnished on or after May 14, 1996, and any amendments to these Forms, that have been filed with the SEC on or after May 14, 1996 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. To access these filings, go to the Company’s website and click on “Investor Center”, then click on “SEC Filings.”
Item 1A. RISK FACTORS
If our insurance company subsidiaries are unable to pay dividends or make loans to us due to government regulations that apply to insurance companies or for any other reason, we may not be able to continue our normal business operations.
     We are a holding company. Our principal assets currently consist of all or substantially all of the equity interests of our subsidiaries listed below:
•	Philadelphia Indemnity Insurance Company;

•	Philadelphia Insurance Company;

•	Maguire Insurance Agency, Inc.;

•	PCHC Investment Corp., a Delaware investment corporation;

•	Liberty American Insurance Group, Inc., an insurance holding company;

•	Liberty American Select Insurance Company;

•	Liberty American Insurance Company;

•	Liberty American Insurance Services, Inc.; and

•	Liberty American Premium Finance Company.
     Philadelphia Indemnity Insurance Company, Philadelphia Insurance Company, Liberty American Select Insurance Company, Inc. and Liberty American Insurance Company are our insurance company subsidiaries and are licensed to issue insurance policies. Maguire Insurance Agency, Inc. is a captive underwriting manager and Liberty American Insurance Services, Inc. is a managing general agency that markets, underwrites and services homeowners and mobile homeowners insurance policies.
     Our primary sources of funds are dividends and payments from our subsidiaries that we receive under tax allocation agreements. Government regulations that apply to insurance companies restrict the ability of our insurance company subsidiaries to pay dividends and make loans to us. The accumulated profits of these subsidiaries from which dividends may be paid totaled $734.4 million at December 31, 2006. Of this amount, these insurance company subsidiaries may pay a total of approximately $270.9 million of dividends during 2007 without obtaining prior approval from the department of insurance for the states in which they are domiciled. No dividends were paid by the insurance subsidiaries during 2006. Further, creditors of any of our subsidiaries will have the right to be paid in full the amounts they are owed if a subsidiary liquidates its assets or undergoes a reorganization or other similar transaction before we will have the right to receive any distribution of assets from the subsidiary, unless we also are recognized as a creditor of the subsidiary. If we are unable to receive distributions from our subsidiaries, we may not be able to continue our normal business operations.
If A.M. Best downgrades the ratings of our Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company subsidiaries, we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline, reducing our sales and earnings.
     A.M. Best Company rates Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company “A+” (Superior). According to A.M. Best Company, companies rated “A+” (Superior) have, on balance, superior financial strength, operating performance and market profile, when compared to the standards established by A.M. Best Company, and have a very strong ability to meet their ongoing obligations to policyholders. We believe that the rating assigned by A.M. Best Company is an important factor in marketing our products. If such company downgrades our ratings in the future, it is likely that:
•	we would not be able to compete as effectively with our competitors; and

•	our ability to sell insurance policies could decline.
If that happens, our sales and earnings would decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors which are more relevant to policyholders than investors.
If our reserves for losses and expenses related to adjustment of losses are not adequate, we would have to increase our reserves, which would result in reductions in net income and policyholders’ surplus and could result in a downgrading of the ratings of our insurance company subsidiaries.
     We establish reserves for losses and expenses related to the adjustment of losses under the insurance policies we write. We determine the amount of these reserves based on our best estimate and judgment of the losses and expenses we will incur on existing insurance policies. While we believe that our reserves are adequate, we base these reserves on assumptions about future events. The following factors may have a substantial impact on our future loss experience:
•	the amounts of claims settlements;

•	the number and severity of catastrophes, such as hurricanes;

•	legislative activity; and

•	changes in inflation and economic conditions.
     Actual losses and the expenses we incur related to the adjustment of losses under insurance policies may be different from the amount of reserves we establish. If the actual amount of losses and expenses related to the adjustment of losses under insurance policies exceed the amount we have reserved for these losses and expenses related to the adjustment of losses, we would be required to increase our reserves. When we increase reserves, our income before income taxes for the period will decrease by a corresponding amount. In addition, increasing reserves causes a reduction in policyholders’ surplus and could cause a downgrading of the ratings of our insurance company subsidiaries. This, in turn, could hurt our ability to sell insurance policies.
If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
     As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries, especially catastrophe risks. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities at favorable rates or to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite, especially risks related to catastrophes.
We cannot guarantee that our reinsurers will pay on a timely basis, if at all, and, as a result, we could experience losses.
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
Catastrophic events could result in catastrophe losses.
     It is possible that one or more catastrophic events could greatly increase claims under the insurance policies we write. This, in turn, could result in losses for one or more of our insurance company subsidiaries. Catastrophes may result from a variety of events or conditions, including hurricanes, windstorms, earthquakes, hail and other severe weather conditions, and may include terrorist events.
     We generally try to reduce our exposure to catastrophe losses through the underwriting process and the purchase of catastrophe reinsurance. However, reinsurance may not be sufficient to cover our actual losses. In addition, a number of states from time to time have passed legislation that has had the effect of limiting the ability of insurers to manage risk, such as legislation prohibiting an insurer from withdrawing from catastrophe-prone areas. If we are unable to maintain adequate reinsurance or to withdraw from areas where we experience or expect significant catastrophe-related claims, we could experience significant losses.
We are subject to possible assessments from state insurance facilities and state guaranty funds.
     We are subject to assessments from various state guaranty funds and state insurance facilities, including Florida Citizens Property Insurance Corporation, the Mississippi Windstorm Underwriting Association and the Texas Windstorm Insurance Association. If these facilities recognize a financial deficit, they may, in turn, have the ability to assess participating insurers, adversely affecting our results of operations. These facilities are generally designed so that the ultimate cost is borne by policyholders.
     We and other insurance companies writing residential property policies in Florida must participate in the Florida Hurricane Catastrophe Fund, which potentially reimburses companies for their qualifying losses at various participating percentages above required retention levels, subject to maximum reimbursement amounts. If the Florida Hurricane Catastrophe Fund does not have sufficient funds to pay its ultimate reimbursement obligations to participating insurance companies, it has the authority to issue bonds. Such bonds are funded by assessments on generally all property and casualty premiums in Florida. By law, these assessments are the obligation of insurance policyholders which insurance companies must collect. Companies are required to collect the Florida Hurricane Catastrophe Fund assessments directly from residential property policyholders and remit them to the Florida Hurricane Catastrophe Fund as they are collected.
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
     The operating results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:
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
     We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lower our prices or lose business to competitors offering similar or better products at or below our prices. In addition, a number of new, proposed or potential legislative or industry developments could further increase competition in our industry. New competition from these developments could cause the demand for our products to fall, which could adversely affect our profitability.
Because we are heavily regulated by the states in which we operate, we may be limited in the way we operate.
     We are subject to extensive supervision and regulation in the states in which we operate. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders, not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:
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
     The regulations or the state insurance departments may affect the cost or demand for our products and may prevent or interfere with our ability to obtain rate increases or take other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals, and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.
The outcome of industry-wide investigations into finite risk reinsurance products and contingent commission arrangements could adversely affect our business and results of operations.
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
     Various regulatory agencies, including the office of the New York Attorney General, have conducted investigations and initiated lawsuits concerning contingent commission arrangements and the extent to which these arrangements have been disclosed to purchasers of insurance. These arrangements involve payments by insurance companies to brokers and agents of additional incentive commissions if they place business with the insurance company exceeding certain levels of profitability and/or volume. Some of these regulators have indicated that the brokers and agents should have disclosed these arrangements to their customers. We have approximately 175 preferred agents to which we pay additional commissions based on meeting minimum premium production thresholds and defined profitability criteria for the business they place with us. Our preferred agent arrangements, and similar arrangements which have been entered into by many other insurance companies, have been in place for many years. We and many other property and casualty insurance companies domiciled in Pennsylvania received a request in November 2004 from the Pennsylvania Insurance Department to supply the Department with information concerning contingent commission arrangements. We supplied the requested information to the Department in December 2004.
     We cannot predict the effects, if any, of these investigations, or any proceedings which may result from these investigations, on our future operations, the insurance industry in general, or changes, if any, which may be made to any laws or regulations. The outcome of these matters could adversely affect our business and results of operations.
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
     The Pennsylvania Business Corporation Law contains “anti-takeover” provisions. We have opted out of most of these provisions. However, Subchapter F of Chapter 25 of the Business Corporation Law applies to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in shareholders receiving a premium over market price for their shares. Subchapter F of the Business Corporation Law prohibits certain “business combinations” between an “interested shareholder” and a corporation, unless the corporation’s board of directors gives prior approval and certain other conditions are satisfied, or there is an available exemption. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions. An “interested shareholder,” in general, is a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.
     In addition, our Articles of Incorporation allow the Board of Directors to issue one or more classes or series of preferred stock with voting rights, preferences and other privileges as the Board may determine. The issuance of preferred shares could adversely affect the holders of our common stock and could prevent, delay or defer a change of control.
     We are also subject to the laws of various states, such as Pennsylvania and Florida, governing insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, 5% to 10% or more of the outstanding voting securities of Philadelphia Insurance or our insurance subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management and whether competition in that state would be reduced. These laws may delay or prevent a takeover of Philadelphia Insurance or our insurance company subsidiaries.
We have a large shareholder whose interests may diverge from those of our other shareholders.
     Mr. James J. Maguire, the Chairman of our Board of Directors, and his wife beneficially own approximately 18.4% of our issued and outstanding common stock. Other members of Mr. Maguire’s immediate family beneficially own approximately an additional 3.3% of our issued and outstanding common stock (the immediate family beneficial ownership for this purpose excludes beneficial ownership which is attributable to both Mr. James J. Maguire and his wife and immediate family members). Such beneficial ownership is calculated pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Consequently, Mr. Maguire will be in a position to strongly influence the outcome of substantially all corporate actions requiring shareholder approval, including mergers involving us, sales of all or substantially all of our assets, and the adoption of certain amendments to our Articles of Incorporation. In so acting, Mr. Maguire may have interests different than, or adverse to, those of the rest of our shareholders.
Item 1B. UNRESOLVED STAFF COMMENTS
     None
Item 2. PROPERTIES
The Company leases office space at One Bala Plaza, Bala Cynwyd, PA which serves as its headquarters location, and also leases 38 offices for its field marketing organization.
Item 3. LEGAL PROCEEDINGS
Philadelphia Insurance received a subpoena on June 15, 2005 from the Securities and Exchange Commission requesting documents and other information regarding any non-traditional insurance arrangements, including finite risk reinsurance, we entered into with General Re Corporation and its affiliates. We supplied documents and information to the Securities and Exchange Commission in response to such subpoena in August 2005.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
             EQUITY SECURITIES
(a) The Company’s common stock, no par value, trades on The Nasdaq Stock Market LLC under the symbol “PHLY”. As of February 8, 2007, there were 853 holders of record and 49,985 beneficial shareholders of the Company’s common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

	2006		2005 (1)
Quarter	High	Low	High	Low
First	36.810	31.530	26.700	21.767
Second	34.260	29.820	29.277	24.453
Third	40.090	30.420	28.967	25.307
Fourth	45.990	38.410	34.133	27.250

(1) Restated to reflect a three-for-one split of the Company’s common stock distributed on March 1, 2006.
The Company did not declare cash dividends on its common stock in 2006 or 2005, and currently intends to retain its earnings to enhance future growth. Any future payment of dividends by the Company will be determined by the Board of Directors and will be based on general business conditions and legal and regulatory restrictions.
As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company’s insurance subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Item 7.-Liquidity and Capital Resources and Note 2 to the Company’s Consolidated Financial Statements).
(b) During the three years ended December 31, 2006, the Company did not sell any of its securities which were not registered under the Securities Act of 1933.
(c) The Company’s purchases of its common stock during the fourth quarter of 2006 are shown in the following table:

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar
	(a) Total Number		Part of Publicly	Value of Shares That May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid per Share	Programs	the Plans or Programs (2)
October 1 – October 31	3,800	$24.02	—	$45,000,000
November 1 – November 30	535	$27.79	—	$45,000,000
December 1 – December 31	2,439	$23.93	—	$45,000,000

(1)	Such shares were originally issued under the Company’s Employee Stock Purchase Plan and Employees’ Stock Incentive and Performance Based Compensation Plan, and were subsequently repurchased by the Company upon termination of various employees.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998, amounts to $75.3 million, of which $30.3 million has been utilized.

Item 6. SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	(In Thousands, Except Share and Per Share Data)
	2006	2005	2004	2003	2002
Operations and Comprehensive Income Statement Data:
Gross Written Premiums	$1,493,248	$1,264,915	$1,171,317	$905,993	$663,739
Gross Earned Premiums	1,365,358	1,165,296	1,062,057	789,498	555,485
Net Written Premiums	1,282,864	1,110,771	914,532	602,300	519,707
Net Earned Premiums	1,169,302	976,647	770,248	574,518	417,722
Net Investment Income	91,699	63,709	43,490	38,806	37,516
Net Realized Investment Gain (Loss)	(9,861)	9,609	761	794	(3,371)
Other Income	2,630	1,464	4,357	5,519	911

Total Revenue	1,253,770	1,051,429	818,856	619,637	452,778

Net Loss and Loss Adjustment Expenses	468,212	504,006	476,115	359,177	267,433
Acquisition Costs and Other Underwriting Expenses	338,267	263,759	214,369	162,912	129,918
Other Operating Expenses	12,637	17,124	9,439	7,822	6,372
Goodwill Impairment Loss (1)	—	25,724	—	—	—

Total Losses and Expenses	819,116	810,613	699,923	529,911	403,723

Income Before Income Taxes	434,654	240,816	118,933	89,726	49,055
Total Income Tax Expense	145,805	84,128	35,250	27,539	15,302

Net Income	$288,849	$156,688	$83,683	$62,187	$33,753

Weighted-Average Common Shares Outstanding	69,795,947	68,551,572	66,464,460	65,726,364	64,833,159
Weighted-Average Share Equivalents Outstanding	3,674,121	4,533,807	3,456,099	2,254,800	2,047,146

Weighted-Average Shares and Share Equivalents Outstanding	73,470,068	73,085,379	69,920,559	67,981,164	66,880,305

Basic Earnings Per Share	$4.14	$2.29	$1.26	$0.95	$0.52

Diluted Earnings Per Share	$3.93	$2.14	$1.20	$0.91	$0.50

Cash Dividends Per Share	$—	$—	$—	$—	$—

Year End Financial Position:
Total Investments and Cash and Cash Equivalents	$2,542,313	$2,009,370	$1,623,647	$1,245,994	$950,861
Total Assets	3,438,537	2,927,826	2,485,656	1,870,941	1,358,334
Unpaid Loss and Loss Adjustment Expenses	1,283,238	1,245,763	996,667	627,086	445,548
Total Shareholders’ Equity	1,167,267	816,496	644,157	545,646	477,823
Common Shares Outstanding	70,848,482	69,266,016	66,821,751	66,022,656	65,606,631

Insurance Operating Ratios (Statutory Basis):
Net Loss and Loss Adjustment Expenses to Net Earned Premiums	39.8%	51.8%	61.6%	63.1%	63.5%
Underwriting Expenses to Net Written Premiums	28.5%	26.3%	27.1%	27.2%	28.0%

Combined Ratio	68.3%	78.1%	88.7%	90.3%	91.5%

A.M. Best Rating (2)	A+	A+	A+	A+	A+
	(Superior)	(Superior)	(Superior)	(Superior)	(Superior)

(1)	During the fourth quarter of 2005, the Company recorded a $25.7 million impairment charge related to the write-down of goodwill arising from the acquisition of the Company’s personal lines segment. This loss, which was the same on a pre-tax and after-tax basis, was a result of the Company’s annual evaluation of the carrying value of goodwill. The write-down was determined by comparing the fair value of the Company’s personal lines segment and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down resulted from changes in business assumptions primarily due to the following: the unprecedented hurricane activity and associated catastrophe losses experienced in 2004 and 2005; the uncertainty of 2006 catastrophe reinsurance renewal rates; the decision to change the personal lines segment business model to discontinue writing the mobile homeowners business and target new construction homeowners business; and the disruption in the Florida marketplace.

(2)	As of September 30, 2004, the Company’s four insurance subsidiaries were rated A+ (Superior) by A.M. Best Company. Effective October 1, 2004, the Company’s four insurance subsidiaries entered into a new intercompany reinsurance pooling arrangement. Two of the insurance subsidiaries, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company, entered into an intercompany reinsurance pooling arrangement which included substantially all the Company’s commercial and specialty lines business. The Company’s two other insurance subsidiaries, Liberty American Select Insurance Company and Liberty American Insurance Company, also entered into an intercompany reinsurance pooling arrangement which substantially included all the Company’s personal lines segment business. As a result of this arrangement, A.M. Best Company assigned an A- (Excellent) rating to these two companies. The rating of Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company remained at A+.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Overview
     The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select markets or niches by offering differentiated products through multiple distribution channels. The Company’s operations are classified into three reportable business segments which are organized around its three underwriting divisions: The Commercial Lines Underwriting Group has underwriting responsibility for the commercial multi-peril package, commercial automobile, specialty property and inland marine and the antique/collector car insurance products; The Specialty Lines Underwriting Group, has underwriting responsibility for the professional and management liability insurance products; and The Personal Lines Group, has responsibility for personal property insurance products for the homeowners and manufactured housing markets. The Company operates solely within the United States through its 13 regional and 25 field offices.
     The Company generates most of its revenues through the sale of commercial and personal property and casualty insurance policies. The commercial insurance policies are sold through the Company’s five distribution channels which include direct sales, retail insurance producers/open brokerage, wholesalers, preferred agents and the Internet. The Company believes that consistency in its field office representation has created excellent relationships with local insurance agencies across the country. The personal insurance policies are processed almost exclusively over the Internet via the Company’s proprietary “In-Touch” system by the Company’s distribution network.
     During 2006, the Company experienced strong gross written premium growth for its commercial and specialty lines segments due to an increase in policy counts resulting from continued expansion of marketing efforts through the Company’s field organization and preferred agents; and the introduction of several new niche product offerings. For the Company’s personal lines segment, gross written premiums declined due to a decrease in policy counts resulting from the continued shift in product mix from mobile homeowners policies to homeowners policies, restricted new business production due to the significant increase in catastrophe reinsurance rates and restricted availability of coverage experienced at the June 1, 2006 catastrophe reinsurance renewal; and continued efforts to manage the probable maximum loss exposure. Realized average rates for commercial and specialty lines renewal business were basically unchanged, and realized average rate increases on personal lines renewal business approximated 26%.
     The Company believes its product distribution marketing platform and its creation of value added features not typically found in property and casualty products contribute to generating premium growth above industry averages. Written premium information for the Company’s business segments for the years ended December 31, 2006 and 2005 is as follows:

	Commercial	Specialty	Personal
($’s in millions)	Lines	Lines	Lines	Total
2006 Gross Written Premium	$1,169.4	$227.6	$96.2	$1,493.2
2005 Gross Written Premium	$960.3	$205.3	$99.3	$1,264.9
Percentage Increase (Decrease)	21.8%	10.9%	(3.1)%	18.0%
     The Company also generates revenue from its investment portfolio, which approximated $2.4 billion at December 31, 2006, and generated $95.4 million in gross pre-tax investment income during 2006. The Company utilizes external independent professional investment managers with the objective of realizing high levels of investment income while generating competitive after-tax total rates of return within specific objectives and guidelines.
     The Company’s GAAP basis combined ratio was 69.0% for 2006, which was substantially lower than the combined ratio of the property and casualty industry as a whole. 2006 calendar year results included a $91.4 million pre-tax benefit from a decrease in net unpaid loss and loss adjustment expenses due to favorable trends in prior years’ claim emergence. The favorable net loss and loss adjustment expense development occurred primarily in the Commercial and Specialty Lines segments for accident years 2005, 2004 and 2003. This favorable development is primarily attributable to better than expected case incurred loss development for commercial coverages for accident years 2005 and 2004. For accident year 2003, the favorable development resulted from decreased loss estimates across specialty lines and automobile rental/leasing coverages due to better than expected case incurred loss development. The following table illustrates the 2006 calendar year and accident year loss ratios by segment.

	Commercial	Specialty	Personal	Weighted
	Lines	Lines	Lines	Average
2006 calendar year net loss and loss adjustment expense ratio	35.6%	62.9%	52.2%	40.0%
2006 accident year net loss and loss adjustment expense ratio	43.6%	68.2%	56.6%	47.6%
     The Company believes its core strategy of adhering to an underwriting philosophy of sound risk selection and pricing discipline have enabled the Company to produce loss ratios that have been well below industry averages. The Company monitors certain measures of growth and profitability for each business unit, including, but not limited to: number of policies written, renewal retention ratios, new business production, pricing, risk selection and loss ratios. Other key financial metrics that are regularly monitored in evaluating financial condition and operating performance include, but are not limited to: level of expenses, investment performance, return on equity, cash flow and capital leverage.
     The following is a comparison of selected Statement of Operations and Comprehensive Income data:

	For the years ended December 31,
(In millions)	2006	2005	2004
Total Revenue	$1,253.8	$1,051.4	$818.9
Total Losses and Expenses	$819.1	$810.6	$699.9
Net Income	$288.8	$156.7	$83.7
     Certain Critical Accounting Estimates and Judgments
•	Investments:
—	Fair values

The carrying amount for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s total investments include $3.3 million in securities for which there is no readily available independent market price.

—	Other than temporary impairments

The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose (See Investments). Gross unrealized losses for investments excluding interests in securitized assets at December 31, 2006 were $11.4 million. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Gross unrealized losses for investments in securitized assets at December 31, 2006 were $9.3 million.

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
The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the liability for property and casualty unpaid loss and loss adjustment expenses is a complex and imprecise process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have been reported to the Company and an amount for losses incurred that have not been reported to the Company, including future expected development on claims already reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based on management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns, and consideration of other factors such as legal, social, and economic developments. These estimates are reviewed regularly and any adjustments resulting therefrom are made in the accounting period in which the adjustment arises.
The table below classifies as of December 31, 2006 the components of the reserve for gross losses and loss adjustment expenses (“loss” or “losses”) with respect to major lines of business:

	Gross Loss and Loss Adjustment Expense Reserves
	by Line of Business
(In Thousands)	As of December 31, 2006
	Case	IBNR	Total
Commercial Lines Segment:
General Liability	$198,091	$321,743	$519,834
Auto	71,340	97,381	168,721
Property	81,796	24,893	106,689
Rental/Leasing — Supplemental Liability	10,768	11,185	21,953
Rental/Leasing — Other	11,389	27,096	38,485
Program Umbrella	22,827	14,303	37,130
Other	5,863	5,846	11,709

	402,074	502,447	904,521

Specialty Lines Segment:
Professional Liability Errors & Omissions	57,696	127,043	184,739
Management Liability Directors & Officers	46,739	83,306	130,045
Professional Liability Excess	18,042	22,449	40,491

	122,477	232,798	355,275

Personal Lines Segment:
Personal Lines	6,074	17,368	23,442

	6,074	17,368	23,442

Total	$530,625	$752,613	$1,283,238

The most significant actuarial assumptions used in determining the Company’s loss reserves are:
•	Ultimate losses are determinable by extrapolation of claim emergence and settlement patterns observed in the past (via loss development factor selection) that can reasonably be expected to persist into the future.

This assumption implies that historical claim reporting, handling, and settlement patterns are predictive of future activity and can thus be utilized to forecast ultimate liabilities on unpaid claims. Since the many factors that influence claim activity can change over time and are often difficult to isolate or quantify, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. Key objectives in developing estimates of ultimate losses are to identify aberrations and systemic changes occurring within historical experience and to adjust for them so that the future can be projected on a more reliable basis. Various diagnostic tools are employed, (e.g., ratios of claims paid-to-claims incurred and analyses of average claim costs by age of development), and close communication is maintained among the Company’s actuarial, claims and underwriting departments to continually monitor and assess the validity of this assumption.

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
The Company’s methodology is to employ several generally accepted actuarial methods to determine loss reserves, each of which has its own strengths and weaknesses. These methods generally fall into one of the categories described below, or they are hybrids of one or more of them (e.g., the Bornhuetter-Ferguson method which blends development and expected methods). The predictive accuracy of any of these methods may vary by line of business, age of development, and credibility of underlying historical experience data. Loss development methods tend to be more accurate where claims data are relatively stable and for older accident years within most lines of business. Expected loss methods and hybrid methods can be more appropriate for more recent accident years. Adjusted historical loss development methods are employed where volatile claims data can be largely attributed to discernable events, such as changes in claim handling procedures. Accordingly, more or less weight is placed on a particular method based on the facts and circumstances at the time the actuarially determined loss reserve estimates are made.
•	Historical paid loss development methods:

These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors which have affected paid losses in the past, such as claim settlement patterns, inflation, or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods that use incurred losses in situations where there are significant changes in how case reserves are established by claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses, because cumulative loss payments can take much longer to converge on the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

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
For most lines of business, given the high level of case reserve adequacy observed in recent calendar periods and the consistent claim reserving practices employed by the Company’s claim staff, loss reserves for older accident years are generally set in accordance with ultimate projections from incurred loss development methods. Projections from paid loss development methods may be selected for these older accident years where very few claims remain open and case reserves held for those claims are low relative to observed historical average severities of similar claims. For two Specialty Lines products (Corporate Directors and Officers and Lawyers Errors and Omissions), changes in claims handling occurred within the past several years that may invalidate the assumptions underlying the standard incurred loss development method. For these products, indications from adjusted historical incurred loss development methods were utilized in place of the standard method in forming the actuarially determined estimate, as the adjustments made attempt to re-state historical experience as it might have appeared had current claim handling practices been in place throughout.
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

The Company has a loss reserve review committee consisting of senior members of actuarial, corporate, claims, underwriting and financial management. This committee generally meets monthly to review and discuss the various monthly and quarterly actuarial analyses which are performed, as well as to discuss any other factors or trends that may influence the Company’s claims activity. Generally, loss reserves are recorded in accordance with the actuarially determined estimates by line of business. However, based upon review performed by the loss reserve committee, the committee may make a “management adjustment” to an actuarially determined estimate for a line of business if, in the committee’s collective judgment, factors affecting ultimate losses in a line have not been fully captured or considered by actuarial methods. This may be the case with newer product lines, lines that are growing, and/or lines which may be exposed to claims with latent emergence patterns that extend beyond the credible historical period that the Company has experienced to date. Any such “management adjustment” is documented and reported to the Company’s audit committee. The Company’s loss reserve committee did not establish a management adjustment as of December 31, 2006. Accordingly, the loss reserves recorded in the financial statements as of December 31, 2006 are equal to the actuarially determined estimate for each line of business.
Due to numerous factors including, but not limited to, trends affecting loss development factors and pricing adequacy, the Company’s key actuarial assumptions may change. Approximately 85.6% of the Company’s loss reserves are for accident years 2004 through 2006. These accident years are also the period during which changes, if any, to the factors underlying the actuarial assumptions would be most likely to occur. The quantification referred to in the next paragraph of the impact that changes to the actuarial assumptions could have are stated without any adjustment for reinsurance and before the effects of taxes.
•	Changes may occur in the actuarial assumption that ultimate losses are determinable by extrapolation of claim emergence and settlement patterns observed in the past (via loss development factor selection) that can reasonably be expected to persist into the future. Changes may also occur in the actuarial assumption that ultimate loss ratios in the current and most recent accident years can be projected from ultimate loss ratios of prior years. A 5% increase to the actuarially selected loss development factors and a 5% increase to the expected loss ratios, in the aggregate, as applicable to all lines of business in accident years 2004 to 2006, would increase the actuarially determined loss reserve estimate by approximately $100.5 million. The results of aggregate changes in the loss development factors and expected loss ratios are approximately linear over reasonable ranges. A 1% increase in the loss development factors and expected loss ratios, in the aggregate, would have impact equal to approximately 20% of the impact stated above.

The chart below illustrates the impact to the actuarially determined loss reserve estimates as of December 31, 2006 applicable to all lines of business in accident years 2004 to 2006 from selected combinations of possible increases and decreases to the loss development factor and expected loss ratio assumptions.

Increase/(Decrease) to actuarially determined reserve estimate ($ millions):

Increase/(Decrease) in
		Loss Development Factors(2)

		(5)%	0%	5%

Expected Loss Ratios(1)	(5)%	$(97.6)	$(65.8)	$(35.2)

	0%	$(34.1)	$0.0	$32.6

	5%	$29.5	$65.9	$100.5

(1)	For example, a 5% increase in an expected loss ratio of 50% would equal 55% (50% + 5%)

(2)	For example, a 5% increase in a loss development factor of 1.500 would equal 1.575 (1.500 multiplied by 1.05).
•	Reinsurance Receivables:

Reinsurance receivables from reinsurers under reinsurance contracts are subject to estimation. Reinsurance receivables may prove uncollectible if reinsurers are unable or unwilling to perform under the Company’s reinsurance contracts due to, but not limited to, such factors as the reinsurers’ financial condition or coverage disputes. The Company seeks to limit the risk of a reinsurer’s default in a number of ways. First, the Company principally contracts with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company. Additionally, the Company will obtain collateral for balances due from reinsurers that are not approved by the Pennsylvania and/or Florida Insurance Departments due to their foreign domiciliary status, and seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. Reinsurance receivables are reported net of an allowance for estimated uncollectible reinsurance receivables. The allowance is based upon the Company’s regular review of amounts outstanding, length of collection period, changes in reinsurer credit standing and other relevant factors. As of December 31, 2006, reinsurance receivables amounted to $272.8 million. Based upon the Company’s continuing monitoring and analysis, it was determined that no allowance for estimated uncollectible reinsurance receivables was required to be established as of December 31, 2006.
•	Liability for Preferred Agent Profit Sharing:
The Company’s 175 Preferred Agents are eligible to receive profit sharing based upon achieving minimum premium production thresholds and profitability results for their business placed for a contact year with the Company. The ultimate amount of profit sharing may not be known until the final contractual loss evaluation of the profit sharing is completed 6.5 years after the contract year business has been written. The Company estimates the liability for this profit sharing based upon the contractual provisions of the profit sharing agreements and the Company’s actual historical profit sharing payout. As of December 31, 2006, the Company has accrued a liability for profit sharing of $21.9 million, of which $20.6 million relates to business written for contract years commencing January 1, 2003 and thereafter. The Company has estimated the profit sharing liability to be 2.4% of the preferred agent business written for contract years commencing January 1, 2003 and thereafter. For each 100 basis points increase or decrease from the currently estimated 2.4% payout, the estimated profit sharing liability would increase or decrease by approximately $11.6 million. The maximum potential ultimate profit sharing payout is 5.0% of preferred agent business written for contract years commencing January 1, 2003 and thereafter.
•	Share-based Compensation Expense:
Effective January 1, 2006, the Company adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, stock settled stock appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock Purchase Plan, Nonqualified Employee Stock Purchase Plan, and Directors Stock Purchase Plan based on fair values. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and SARS was $7.3 million, before income taxes for the year ended December 31, 2006. During the year ended December 31, 2005, no share-based compensation expense related to stock options was recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). During the year ended December 31, 2006, share-based compensation expense related to restricted stock grants and employee and director stock purchase plans was $2.7 million. During the year ended December 31, 2005, share-based compensation expense related to restricted stock grants was $0.4 million under APB 25. See Note 15 to the Consolidated Financial Statements for additional information.
Upon adoption of SFAS 123(R), the Company elected to value share-based payment awards granted beginning in 2006 using the Black-Scholes option-pricing model, (“Black-Scholes model”) which was also previously used for the pro forma information required under SFAS 123. For additional information, see Note 15 to the Company’s Consolidated Financial Statements. The

determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and SARS and the Company’s expected stock price volatility over the term of the awards. Options and the option component of the Employee and Directors Stock Purchase Plans shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
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
Since share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In the Company’s pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, forfeitures were estimated based upon historical experience. If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the actual compensation expense under SFAS 123(R) may differ significantly from what was recorded in the current period.
As of December 31, 2006, there was $28.9 million of total unrecognized compensation costs related to stock options, SARS and restricted stock granted under the Company’s stock compensation plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements (as that term is defined in Item 303(a) (4) of Regulation S-K) that have or are reasonably likely to have a current or, as of December 31, 2006, future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors as of December 31, 2006.
RESULTS OF OPERATIONS
(2006 versus 2005)
Premiums: Premium information for the Company’s business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Gross Written Premiums	$1,169.4	$227.6	$96.2	$1,493.2
2005 Gross Written Premiums	$960.3	$205.3	$99.3	$1,264.9
Percentage Increase (Decrease)	21.8%	10.9%	(3.1)%	18.0%

2006 Gross Earned Premiums	$1,046.8	$217.5	$101.1	$1,365.4
2005 Gross Earned Premiums	$873.8	$194.3	$97.2	$1,165.3
Percentage Increase (Decrease)	19.8%	11.9%	4.0%	17.2%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the Company’s non-profit, condominium association and sports leagues commercial package product lines. These product offerings accounted for approximately $105.3 million of the $209.1 million total Commercial Lines segment gross written premiums increase.
•	The introduction of several new niche product offerings, most notably religious organizations, professional sports and entertainment commercial package products and the antique/collector vehicle product. These new product offerings accounted for approximately $37.5 million of the $209.1 million total Commercial Lines segment gross written premiums increase.
•	Continued expansion of marketing efforts relating to Commercial Lines and Specialty Lines products through the Company’s field organization and preferred agents.
•	An increase to in-force policy counts as of December 31, 2006 versus December 31, 2005 of 57.3% for the Commercial Lines segment. The introduction of the antique/collector vehicle program accounted for 22.3% of the 57.3% total policy count increase. The other factors discussed above accounted for the remaining 35.0% increase in the policy counts.
•	An increase to in-force policy counts as of December 31, 2006 versus December 31, 2005 of 15.7% for the Specialty Lines segment, primarily as a result of the factors discussed above.
•	Realized average rate increases on renewal business approximating 0.9%, and 26.3% for the Commercial and Personal Lines segments, respectively.
This growth in gross written premiums was offset in part by:
•	A decrease in mobile homeowners gross written premium of $13.7 million from Liberty’s continuing shift in product mix as a result of reducing mobile homeowners product policies and increasing homeowners product policies. This $13.7 million decrease was offset in part by a $4.9 million increase in homeowners gross written premium.
•	A decrease in Liberty’s renewal retention percentage to 65.1% in the fourth quarter of 2006, as compared to its year-to-date renewal retention for the nine months ending September 30, 2006 of 90.9%. This decrease in renewal retention is primarily attributed to Liberty’s implementation of rate increases effective September 1, 2006, relating to higher reinsurance costs. These rate increases are subject to reduction pending Florida Office of Insurance Regulation final approval.
•	Restricting new personal lines business production of Liberty due to the significant increase in catastrophe reinsurance rates and restricted availability of reinsurance catastrophe coverage experienced at the June 1, 2006 catastrophe reinsurance renewal.
•	A decrease in the lawyers professional liability gross written premium of $7.1 million as a result of non-renewing policies due to unacceptable underwriting results. Total 2006 gross written premium for the lawyers professional liability product was $11.8 million. The Company will continue to non-renew its remaining lawyers professional liability business in 2007.
•	A decrease in in-force policy counts for the personal lines segment of 27.2%, resulting from a decrease to the in-force counts for the mobile homeowners product and the homeowners product of 76.6% and 19.0%, respectively, due to the factors noted above.
•	Realized average rate decreases on renewal business approximating 0.5% for the specialty lines segment.
The respective net written premiums, and net earned premiums for commercial lines, specialty lines and personal lines segments for the year ended December 31, 2006 vs. the year ended December 31, 2005, were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Net Written Premiums	$1,080.2	$181.4	$21.3	$1,282.9
2005 Net Written Premiums	$904.7	$159.1	$47.0	$1,110.8
Percentage Increase (Decrease)	19.4%	14.0%	(54.7)%	15.5%

2006 Net Earned Premiums	$966.3	$174.0	$29.0	$1,169.3
2005 Net Earned Premiums	$778.4	$151.7	$46.5	$976.6
Percentage Increase (Decrease)	24.1%	14.7%	(37.6)%	19.7%

The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	A decision by the Company to terminate its net liability cession under its quota share reinsurance agreement whereby the Company had ceded 10% of its commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies commencing during 2004. Pursuant to the agreement, during the year ended December 31, 2005, the Company ceded $43.7 million ($36.5 million for the commercial lines segment, $7.1 million for the specialty lines segment, and $0.1 million for the personal lines segment) of net earned premiums, which represented the unearned premium reserves as of December 31, 2004 on policies commencing during 2004. No earned premiums were ceded pursuant to this agreement during 2006 due to the Company’s decision to terminate the agreement on a run-off basis effective December 31, 2004.
•	Certain of the Company’s reinsurance contracts have reinstatement or additional premium provisions under which the Company must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the years ended December 31, 2006 and 2005, the Company accrued $5.3 million ($2.2 million for the commercial lines segment and $3.1 million for the specialty lines segment) and $3.7 million ($1.6 million for the commercial lines segment and $2.1 million for the specialty lines segment) respectively, of reinstatement or additional reinsurance premium under its casualty excess of loss reinsurance treaties, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.
•	During the year ended December 31, 2005, the Company experienced catastrophe losses attributable to Hurricanes Dennis, Katrina, Rita and Wilma. These multiple hurricane events resulted in the recognition of reinstatement and accelerated catastrophe reinsurance premium expense of $3.9 million ($0.6 million for the Commercial Lines Segment and $3.3 million for the Personal Lines Segment) during the year ended December 31, 2005 due to the utilization of certain of the catastrophe reinsurance coverages. This recognition of reinstatement and accelerated reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums. The Company experienced no such catastrophe losses during 2006.
•	The Company also experienced higher property catastrophe reinsurance costs, increased catastrophe loss retentions, and decreased catastrophe coverage limits for its June 1, 2006 reinsurance renewal compared to the June 1, 2005 renewal as a result of the hardening property catastrophe reinsurance market.
     Net Investment Income: Net investment income approximated $91.7 million in 2006 and $63.7 million in 2005. Total investments grew to $2,433.6 million at December 31, 2006 from $1,935.0 million at of December 31, 2005. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities, during a period in which the general level of interest rates increased and in which the Company increased the average duration of its fixed income portfolio. The Company’s average duration of its fixed maturity portfolio was 4.6 years and 4.0 years at December 31, 2006 and December 31, 2005, respectively. The decision to increase the average duration of the fixed maturity portfolio was based upon enterprise risk management analyses completed during 2006. The analyses indicated the capacity to further refine the risk/return profile of the investment portfolio. Based upon the analyses, the following actions were implemented:
•	The portfolio duration target was increased;

•	The percentage of the fixed maturity portfolio allocated to municipal security investments was increased; and

•	The percentage of the investment portfolio allocated to common stock investments was increased.
     The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.4% at December 31, 2006, compared to 4.8% at December 31, 2005. Net investment income was reduced by $1.5 million for the year ended December 31, 2005 due to the interest credit on the Funds Held Account balance pursuant to the Company’s quota share reinsurance agreement (see Note 10 to the Company’s consolidated financial statements included with this Form 10-K).
     The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 4.57% and 2.34% for the years ended December 31, 2006 and 2005, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total pre-tax return of 4.63% and 2.01% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.

     Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $(9.9) million and $9.6 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the Company realized net investment gains (losses) of $(1.5) million and $0.4 million from the sale of fixed maturity and equity securities, respectively, and $4.6 million and $4.2 million in realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $4.6 million in realized investment losses for fixed maturities resulting from the Company’s impairment evaluation included approximately $4.2 million of realized investment losses on available for sale fixed maturity investments that were recognized as of September 30, 2006 and subsequently sold during the fourth quarter of 2006 as a result of tax planning and investment portfolio management strategies.
     For the year ended December 31, 2005, the Company realized net investment gains of $3.5 million and $11.5 million from the sale of fixed maturity and equity securities, respectively, and $0 million and $2.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $11.5 million net realized gains from the sale of equity securities included approximately $11.0 million of net realized gains as a result of the liquidation of certain of the Company’s equity portfolios following the Company’s decision to change four of its common stock investment managers. Net realized investment gain for the year ended December 31, 2005 was reduced by $3.2 million due to the recognized loss of the change in fair value of a cash flow hedge entered into by the Company for which the anticipated transaction did not occur (see Note 6 to the Company’s consolidated financial statements included with this Form 10-K).
     Other Income: Other income approximated $2.6 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively. Other income consists primarily of commissions earned on brokered personal and commercial lines business, and fees earned on servicing personal lines business.
     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses decreased $35.8 million (7.1%) to $468.2 million for the year ended December 31, 2006 from $504.0 million for the year ended December 31, 2005, while the loss and loss adjustment expense ratio decreased to 40.0% in 2006 from 51.6% in 2005.
The decrease in net loss and loss adjustment expenses was primarily due to:
•	Net reserve actions taken during the year ended December 31, 2006, wherein the net estimated unpaid loss and loss adjustment expenses for accident years 2005 and prior were decreased by $91.4 million, as compared to net reserve actions taken during the year ended December 31, 2005 wherein the estimated net unpaid loss and loss adjustment expenses for accident years 2004 and prior were decreased by $29.9 million. Decreases in the estimated net unpaid loss and loss adjustment expenses for prior accident years during the year ended December 31, 2006 were as follows:

Net Basis Decrease
(In millions)
Accident Year 2005	$59.2
Accident Year 2004	12.6
Accident Year 2003	11.0
Accident Years 2002 and prior	8.6

Total Decrease	$91.4

•	For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for commercial coverages due to better than expected case incurred loss development. The incurred frequency emergence on general liability coverages, and the incurred severity emergence on property and auto coverages, were less than anticipated.

•	For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for commercial coverages due to better than expected case incurred loss development. The incurred frequency emergence on general liability coverages, and the incurred severity emergence on auto coverages, were less than anticipated.

•	For accident year 2003, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for professional liability coverages and rental/leasing auto coverages due to better than expected case incurred loss development. The incurred severity emergence on professional liability E&O and D&O coverages, and the incurred frequency emergence on rental/leasing auto coverages, were less than anticipated.

•	For accident years 2002 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for rental/leasing auto coverages due to better than expected case incurred loss development. The incurred frequency emergence on rental/leasing auto coverages, and the incurred severity emergence on rental supplemental liability coverages, were less than anticipated.

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
•	A reduction in the current accident year net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, for the year ended December 31, 2006 compared to 2005. During the year ended December 31, 2006, a net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, of 47.6% was estimated for the 2006 accident year. During the year ended December 31, 2005, a net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, of 51.7% was estimated for the 2005 accident year.

•	A $24.7 million reduction in hurricane catastrophe losses incurred. During the year ended December 31, 2005, the Company incurred $24.7 million of net loss and loss adjustment expenses related to Hurricanes Dennis, Katrina, Rita and Wilma. The Company incurred no such catastrophe losses during the year ended December 31, 2006.
These decreases to net loss and loss adjustment expenses incurred were partially offset by increases to net loss and loss adjustment expenses resulting from:
•	The growth in net earned premiums.
•	An $18.3 million reduction in ceded loss and loss adjustment expenses pursuant to a 10% quota share agreement (See Premiums). Ceded loss and loss adjustment expenses pursuant to this quota share agreement for the year ended December 31, 2005 were $18.3 million; however, due to the Company’s decision to terminate this agreement on a run-off basis effective December 31, 2004, there were no losses ceded to this agreement during 2006.
     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $74.5 million (28.2%) to $338.3 million for the year ended December 31, 2006 from $263.8 million for the year ended December 31, 2005, and the expense ratio increased to 28.9% in 2006 from 27.0% in 2005. The increase in acquisition costs and other underwriting expenses was due primarily to the following:
•	The growth in net earned premiums.
•	$7.2 million of share-based compensation expense allocated to underwriting and acquisition expenses which was recognized under SFAS 123(R), which was adopted by the Company on January 1, 2006.
•	A $21.3 million decrease in ceding commission earned pursuant to the Company’s quota share agreements (See “Premiums”). During the year ended December 31, 2006, the Company earned no ceding commissions related to quota share agreements, as compared to $21.3 million of ceding commissions earned during 2005. There were no ceded earned premiums pursuant to these quota share agreements for the year ended December 31, 2006 as compared to $43.7 million for 2005 due to the Company’s decision to terminate its 10% quota share agreement on a run-off basis effective December 31, 2004.

These increases were partially offset by a $9.3 million change in net charges related to assessments from Citizen’s Property Insurance Corporation (“Citizens”). During 2006, the Company recognized a net reduction to expense of $3.4 million related to Citizens assessments, compared to a net increase to expense of $5.9 million related to Citizens assessments during 2005. The $3.4 million reduction to expense during 2006 is comprised of:

For the Year Ended
(In Millions)	December 31, 2006
Reduction to expense related to assessment on 2004 Premiums	$1.6
Reduction to expense related to assessment on 2005 Premiums	1.8

Total	$3.4

Citizens was established by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens assessments may be recouped through future insurance policy surcharges to Florida insureds. These surcharges are recorded in the Company’s consolidated financial statements as the related premiums are written.
The $1.6 million reduction in expense related to the 2004 assessment is attributable to net policyholder surcharges related to premiums written during 2006. The $1.8 million reduction in expense related to the 2005 assessment is attributable to a reduction in the actual 2005 assessment paid to Citizens, compared to the amount that was estimated by Citizens and accrued by the Company as of December 31, 2005.
During the fourth quarter of 2005, Citizens announced that it was projecting the maximum ten percent regular assessment allowed under Florida law plus an additional emergency assessment of approximately one percent to be assessed during 2006 due to the hurricanes that struck Florida in 2005. During 2006, the Florida legislature approved a $715 million budget appropriation to be used to reduce the Citizens deficit and resulting assessments to insurers. This budget appropriation resulted in the $1.8 million reduction to the Company’s net assessment expense.
     Other Operating Expenses: Other operating expenses decreased by $4.5 million to $12.6 million for the year ended December 31, 2006 from $17.1 million for the same period of 2005. Of this decrease, $2.0 million is due to a bonus accrual for the year ended December 31, 2005 related to the terms of an employment agreement with the Company’s founder and Chairman. There was no such bonus accrual for 2006.
     Income Tax Expense: The Company’s effective tax rate for the years ended December 31, 2006 and 2005 was 33.5% and 34.9%, respectively. The effective rate for 2006 differed from the 35% statutory rate principally due to investments in tax-exempt securities. The effective tax rate for 2005 differed from the 35% statutory rate principally due to investments in tax-exempt securities, offset by the non-deductible goodwill impairment loss.
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
Investments
The Company’s investment objectives are the realization of high levels of after-tax net investment income with competitive after-tax total rates of return subject to established specific guidelines and objectives. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of December 31, 2006 approximately 86.0% and 10.4% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 90.1% and 8.1%, respectively, as of December 31, 2005.
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $202.1 million, $425.5 million and $293.1 million, respectively, as of December 31, 2006, and $138.3 million, $282.3 million and $227.0 million, respectively, as of December 31, 2005.

The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $8.8 million and $2.2 million, respectively, for the years ended December 31, 2006 and 2005. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the years ended December 31, 2006 or 2005 as a result of the Company’s impairment evaluation for investments in securitized assets.
The Company’s fixed maturity portfolio amounted to $2,129.6 million and $1,761.5 million, as of December 31, 2006 and December 31, 2005, respectively, of which 99.9% of the portfolio as of December 31, 2006 and December 31, 2005 was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $18.1 million and $23.5 million as of December 31, 2006 and December 31, 2005, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $9.3 million and $9.7 million as of December 31, 2006 and December 31, 2005, respectively.
The following table identifies the period of time securities with an unrealized loss as of December 31, 2006 have continuously been in an unrealized loss position. None of the amounts shown in the table include unrealized losses due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.5% and 23.6%, respectively, of the total estimated fair value, or 2.8% and 28.7%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. The unrealized losses on these securities are generally attributable to interest rate increases. The contractual repayment of these securities is guaranteed by agencies of the U.S. Government, and it is therefore expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. At the present time the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore the Company does not consider these investments to be other than temporarily impaired as of December 31, 2006.

	Gross Unrealized Losses as of December 31, 2006
	(in millions)
	Fixed Maturities
	Available for Sale
	Excluding Interests
Continuous time in	in Securitized	Interests in	Fixed Maturities
Unrealized loss position	Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$0.8	$1.2	$2.0	$1.1	$3.1
>3 – 6 months	—	0.1	0.1	0.6	0.7
>6 – 9 months	0.1	—	0.1	0.9	1.0
>9 – 12 months	0.1	0.2	0.3	—	0.3
>12 – 18 months	2.1	4.6	6.7	—	6.7
>18 – 24 months	2.6	1.5	4.1	—	4.1
> 24 months	3.1	1.7	4.8	—	4.8

Total Gross Unrealized Losses	$8.8	$9.3	$18.1	$2.6	$20.7

Estimated fair value of securities with a gross unrealized loss	$624.9	$543.8	$1,168.7	$37.4	$1,206.1

The Company’s impairment evaluation as of December 31, 2006 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
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

Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A+ to AAA/Aaa are generally caused by interest rate increases. Of the 736 investment positions held, approximately 49.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Corporate Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are generally caused by interest rate increases. Of the 114 investment positions held, approximately 87.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of December 31, 2006 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 132 investment positions held, approximately 49.2% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 130 investment positions held, approximately 58.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA to Aaa/AAA are generally caused by interest rate increases. Of the 155 investment positions held, approximately 66.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of December 31, 2006 for equity securities resulted in the conclusion that the Company does not consider the equity securities to be other than temporarily impaired. Of the 3,555 investment positions held, approximately 14.8% were in an unrealized loss position.
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
For the year ended December 31, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.7 million and $7.0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $185.2 million and $40.5 million, respectively. For the year ended December 31, 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.9 million and $5.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $63.6 million and $56.5 million, respectively. During 2004, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $1.9 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $30.7 million and $7.5 million, respectively.
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
The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of December 31, 2006 and 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated
		Hypothetical	Fair Value after
		Change in	Hypothetical	Hypothetical Percentage
		Interest	Changes in	Increase (Decrease) in
	Estimated	Rates (bp=basis	Interest		Shareholders’
(Dollars in Thousands)	Fair Value	points)	Rates	Fair Value	Equity
December 31, 2006
Investments
Total Fixed Maturities Available For Sale	$2,129,609	200 bp decrease	$2,313,272	8.6%	10.2%
		100 bp decrease	$2,226,770	4.6%	5.4%
		50 bp decrease	$2,178,954	2.3%	2.8%
		50 bp increase	$2,079,335	(2.4)%	(2.8)%
		100 bp increase	$2,029,023	(4.7)%	(5.6)%
		200 bp increase	$1,930,808	(9.3)%	(11.1)%

December 31, 2005
Investments
Total Fixed Maturities Available For Sale	$1,761,530	200 bp decrease	$1,894,692	7.6%	10.6%
		100 bp decrease	$1,831,630	4.0%	5.6%
		50 bp decrease	$1,797,245	2.0%	2.8%
		50 bp increase	$1,725,460	(2.1)%	(2.9)%
		100 bp increase	$1,689,499	(4.1)%	(5.7)%
		200 bp increase	$1,620,123	(8.0)%	(11.3)%
LIQUIDITY AND CAPITAL RESOURCES
Philadelphia Consolidated Holding Corp. (PCHC) is a holding company whose principal assets currently consist of 100% of the capital stock of its subsidiaries. PCHC’s primary sources of funds are payments received pursuant to tax allocation agreements with the Insurance Subsidiaries, dividends from its subsidiaries, and proceeds from the issuance of shares pursuant to the Company’s Stock Purchase and Performance Based Compensation Plans. For the year ended December 31, 2006, payments to PCHC pursuant to such tax allocation agreements totaled $160.8 million. The payment of dividends to PCHC from the Insurance Subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits of the Insurance Subsidiaries from which dividends may be paid totaled $734.4 million at December 31, 2006. Of this amount, the Insurance Subsidiaries are entitled to pay a total of approximately $270.9 million of dividends in 2007 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida (see Business Regulation). During 2006, no dividends were paid by the Insurance Subsidiaries, and no capital contributions were made by PCHC to the Insurance Subsidiaries. During 2006, there were no stock repurchases under the stock repurchase authorization. At December 31, 2006, the remaining stock repurchase authorization is $45.0 million.

The Company produced net cash from operations of $506.8 million, $430.7 million and $390.5 million in 2006, 2005 and 2004, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments. Cash from operations in 2006 was primarily generated from strong premium growth during the year due to new business written and strong renewal business retention. Net loss and loss expense payments were $313.8 million, $234.7 million and $285.9 million in 2006, 2005 and 2004, respectively. Net cash from operations also included cash provided from tax savings from the issuance of shares pursuant to stock based compensation plans amounting to $1.5 million, $7.0 million and $1.0 million for 2006, 2005 and 2004, respectively. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.
The Company produced $20.3 million of net cash from financing activities during 2006. Cash provided from financing activities consisted of an $8.7 million excess tax benefit from the issuance of shares pursuant to stock based compensation plans; $7.1 million from the Company’s stock purchase plans; $6.7 million from the exercise of stock options issued under the Company’s performance based compensation plan and $2.5 million from the collection of notes receivable associated with the Company’s employee stock purchase plans. Cash used for financing activities consisted of $4.7 million for shares withheld to satisfy a minimum required tax withholding obligation arising upon the exercise of employee stock options.
During 2006, $274.7 million of the fixed maturity portfolio principal was received through either maturity, call option, paydown or sinking fund transactions. The fixed maturity portfolio cash flow profile has been structured such that approximately 10% of the portfolio principal as of December 31, 2006 will be received from maturity, call option, paydown or sinking fund transactions each year through 2012. It is estimated that approximately $250.0 million will be received from these transactions during 2007.
On June 30, 2006, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time, with a maturity date of June 29, 2007. The Credit Agreement contains an annual commitment fee of 8.0 basis points per annum on the unused commitments under the Credit Agreement and provides capacity for working capital and other general corporate purposes. As of December 31, 2006, no borrowings have been made by the Company under the Credit Agreement. Each loan under the facility will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.40% or (ii) the higher of the Administrative Agent and Lender’s prime rate and the Federal Funds rate plus 0.50%. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type.
Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries have utilized a portion of their borrowing capacity in the past to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. As of December 31, 2006, the insurance subsidiaries’ unused borrowing capacity was $506.3 million. The borrowing capacity provides an immediately available line of credit.
In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and managing capacity constraints. Reinsurance contracts do not relieve the Company from its obligations to policyholders. To reduce the potential for a write-off of amounts due from reinsurers, the Company evaluates the financial condition of its reinsurers and principally contracts with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company. Additionally, the Company will obtain collateral for balances due from reinsurers that are not approved by the Pennsylvania and/or Florida Insurance Departments due to their foreign domiciliary status, and seeks to collect the obligations of its reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. As of December 31, 2006, approximately 92.4% of the Company’s reinsurance receivables (excluding amounts ceded to voluntary and mandatory pool mechanisms) are either with reinsurers rated “A” (Excellent) or better by A.M. Best Company or are fully collateralized.
Under certain reinsurance agreements, the Company is required to maintain investments in trust accounts to secure its reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business it does not write directly). At December 31, 2006, the investment and cash balances in such trust accounts totaled approximately $2.0 million. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. As of December 31, 2006, the balance on deposit for the benefit of such policyholders totaled approximately $15.1 million.

The Insurance Subsidiaries, which operate under intercompany reinsurance pooling agreements, must have certain levels of surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners ( “NAIC”) suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders’ surplus was 1.3-to-1.0 and 1.6-to-1.0 for 2006 and 2005, respectively.
The NAIC’s risk-based capital method is designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2006, PIIC, PIC, LASIC and LAIC exceeded their minimum risk-based capital requirements of $273.5 million, $14.4 million, $5.6 million and $6.0 million, respectively, by 226%, 341%, 359% and 367%, respectively.
CONTRACTUAL OBLIGATIONS
The Company has certain contractual obligations and commitments as of December 31, 2006 which are summarized below:

	Payments Due by Period
	(in thousands)
		Less than			More Than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Gross Loss and Loss Adjustment Expense Reserves (1)	$1,283,238	$444,916	$555,097	$228,996	$54,229
Reinsurance Premiums Payable Under Terms of Reinsurance Contracts (2)	84,332	84,332	—	—	—
Operating Leases	30,037	5,076	14,100	7,383	3,478
Preferred Agent Profit Sharing	21,891	4,200	12,546	4,743	402
Other Long-Term Contractual Commitments (3)	17,249	7,219	9,630	200	200

Total (4)	$1,436,747	$545,743	$591,373	$241,322	$58,309

(1)	Although there is typically no minimum contractual commitment with insurance contracts, the cash flows displayed in the table above represent the Company’s best estimate as to amount and timing of such.

(2)	Represents payments based on estimated subject earned premiums under certain reinsurance contracts.

(3)	Represents open commitments under certain limited partnership agreements, information technology development agreements, corporate sponsorship and renewal rights agreements.

(4)	As of December 31, 2006, the Company has recorded a $2.0 million liability for a bonus amount due to the Company’s founder and Chairman under the terms of his employment agreement with the Company. This payment is due to be paid six months after the date of the termination of his employment with the Company. Since his date of termination is uncertain, this payment has been excluded from the above table.
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
NEW ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Subsequently, SFAS No. 155 was modified. Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative, subject to certain scope exceptions, must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. The Company will adopt SFAS No. 155 on January 1, 2007 and believes the financial impact of application will not be significant.
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007 and expects that it will not have a material effect on financial condition or results of operations.
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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently in the process of evaluating the impact of SFAS No. 159.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of December 31, 2006 and 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

(Dollars in Thousands)			Estimated
		Hypothetical	Fair Value after	Hypothetical Percentage
		Change in	Hypothetical	Increase (Decrease) in
		Interest	Changes in
	Estimated	Rates (bp=basis	Interest		Shareholders’
	Fair Value	points)	Rates	Fair Value	Equity
December 31, 2006
Investments
Total Fixed Maturities Available For Sale	$2,129,609	200 bp decrease	$2,313,272	8.6%	10.2%
		100 bp decrease	$2,226,770	4.6%	5.4%
		50 bp decrease	$2,178,954	2.3%	2.8%
		50 bp increase	$2,079,335	(2.4)%	(2.8)%
		100 bp increase	$2,029,023	(4.7)%	(5.6)%
		200 bp increase	$1,930,808	(9.3)%	(11.1)%

December 31, 2005
Investments
Total Fixed Maturities Available For Sale	$1,761,530	200 bp decrease	$1,894,692	7.6%	10.6%
		100 bp decrease	$1,831,630	4.0%	5.6%
		50 bp decrease	$1,797,245	2.0%	2.8%
		50 bp increase	$1,725,460	(2.1)%	(2.9)%
		100 bp increase	$1,689,499	(4.1)%	(5.7)%
		200 bp increase	$1,620,123	(8.0)%	(11.3)%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Philadelphia Consolidated Holding Corp. and Subsidiaries
Index to Financial Statements and Schedules

Financial Statements		Page
Report of Independent Registered Public Accounting Firm		52

Consolidated Balance Sheets – As of December 31, 2006 and 2005		53

Consolidated Statements of Operations and Comprehensive Income — For the Years Ended December 31, 2006, 2005 and 2004		54

Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2006, 2005 and 2004		55

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2006, 2005, and 2004		56

Notes to Consolidated Financial Statements		57-81

Financial Statement Schedules:

Schedule
I	Summary of Investments -	S-1

	Other Than Investments in Related Parties As of December 31, 2006

II	Condensed Financial Information of Registrant As of December 31, 2006 and 2005 and For Each of the Three Years in the Period Ended December 31, 2006	S-2—S-4

III	Supplementary Insurance Information As of and For the Years Ended December 31, 2006, 2005 and 2004	S-5

IV	Reinsurance For the Years ended December 31, 2006, 2005 and 2004	S-6

VI	Supplementary Information Concerning Property-Casualty Insurance Operations As of and For the Years Ended December 31, 2006, 2005 and 2004	S-7

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders Of Philadelphia Consolidated Holding Corp.:
We have completed integrated audits of Philadelphia Consolidated Holding Corp. and Subsidiaries’ 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
February 27, 2007

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of December 31,
	2006	2005
ASSETS
Investments:
Fixed Maturities Available for Sale at Market (Amortized Cost $2,136,231 and $1,778,215)	$2,129,609	$1,761,530
Equity Securities at Market (Cost $259,184 and $160,926)	304,033	173,455

Total Investments	2,433,642	1,934,985
Cash and Cash Equivalents	108,671	74,385
Accrued Investment Income	20,083	18,095
Premiums Receivable	346,836	286,778
Prepaid Reinsurance Premiums and Reinsurance Receivables	272,798	396,248
Deferred Income Taxes	26,657	31,893
Deferred Acquisition Costs	158,805	129,486
Property and Equipment, Net	26,999	23,886
Other Assets	44,046	32,070

Total Assets	$3,438,537	$2,927,826

LIABILITIES and SHAREHOLDERS’ EQUITY
Policy Liabilities and Accruals:
Unpaid Loss and Loss Adjustment Expenses	$1,283,238	$1,245,763
Unearned Premiums	759,358	631,468

Total Policy Liabilities and Accruals	2,042,596	1,877,231
Funds Held Payable to Reinsurer	—	39,221
Premiums Payable	66,827	58,839
Other Liabilities	161,847	136,039

Total Liabilities	2,271,270	2,111,330

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 70,848,482 and 69,266,016 Shares Issued and Outstanding	376,986	332,757
Notes Receivable from Shareholders	(17,074)	(7,217)
Accumulated Other Comprehensive Income (Loss)	24,848	(2,702)
Retained Earnings	782,507	493,658

Total Shareholders’ Equity	1,167,267	816,496

Total Liabilities and Shareholders’ Equity	$3,438,537	$2,927,826

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Net Earned Premiums	$1,169,302	$976,647	$770,248
Net Investment Income	91,699	63,709	43,490
Net Realized Investment Gain (Loss)	(9,861)	9,609	761
Other Income	2,630	1,464	4,357

Total Revenue	1,253,770	1,051,429	818,856

Losses and Expenses:
Loss and Loss Adjustment Expenses	497,288	711,706	1,232,645
Net Reinsurance Recoveries	(29,076)	(207,700)	(756,530)

Net Loss and Loss Adjustment Expenses	468,212	504,006	476,115
Acquisition Costs and Other Underwriting Expenses	338,267	263,759	214,369
Other Operating Expenses	12,637	17,124	9,439
Goodwill Impairment Loss	—	25,724	—

Total Losses and Expenses	819,116	810,613	699,923

Income Before Income Taxes	434,654	240,816	118,933

Income Tax Expense (Benefit):
Current	155,404	89,510	33,158
Deferred	(9,599)	(5,382)	2,092

Total Income Tax Expense	145,805	84,128	35,250

Net Income	$288,849	$156,688	$83,683

Other Comprehensive Income (Loss), Net of Tax:
Holding Gain (Loss) Arising during Year	$21,140	$(16,252)	$3,576
Reclassification Adjustment	6,410	(6,246)	(495)

Other Comprehensive Income (Loss)	27,550	(22,498)	3,081

Comprehensive Income	$316,399	$134,190	$86,764

Per Average Share Data:
Net Income – Basic	$4.14	$2.29	$1.26

Net Income – Diluted	$3.93	$2.14	$1.20

Weighted-Average Common Shares Outstanding	69,795,947	68,551,572	66,464,460
Weighted-Average Share Equivalents Outstanding	3,674,121	4,533,807	3,456,099

Weighted-Average Shares and Share Equivalents Outstanding	73,470,068	73,085,379	69,920,559

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended December 31,
	2006	2005	2004
Common Shares:
Balance at Beginning of Year	69,266,016	66,821,751	66,022,656
Issuance of Shares Pursuant to Stock Purchase Plans, net	613,320	1,589,406	597,345
Issuance of Shares Pursuant to Stock based Compensation Plans	969,146	854,859	201,750

Balance at End of Year	70,848,482	69,266,016	66,821,751

Common Stock:
Balance at Beginning of Year	$332,757	$292,856	$281,088
Issuance of Shares Pursuant to Stock Purchase Plans	19,521	27,817	9,585
Effects of Issuance of Shares Pursuant to Stock based Compensation Plans	24,301	11,939	2,183
Other	407	145	—

Balance at End of Year	376,986	332,757	292,856

Notes Receivable from Shareholders:
Balance at Beginning of Year	(7,217)	(5,465)	(5,444)
Notes Receivable Issued Pursuant to Employee Stock Purchase Plans	(12,391)	(4,095)	(2,326)
Collection of Notes Receivable	2,534	2,343	2,305

Balance at End of Year	(17,074)	(7,217)	(5,465)

Accumulated Other Comprehensive Income (Loss), Net of Deferred Income Taxes:
Balance at Beginning of Year	(2,702)	19,796	16,715
Other Comprehensive Income (Loss), Net of Taxes	27,550	(22,498)	3,081

Balance at End of Year	24,848	(2,702)	19,796

Retained Earnings:
Balance at Beginning of Year	493,658	336,970	253,287
Net Income	288,849	156,688	83,683

Balance at End of Year	782,507	493,658	336,970

Total Shareholders’ Equity	$1,167,267	$816,496	$644,157

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$288,849	$156,688	$83,683
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized Investment (Gain) Loss	9,861	(9,609)	(761)
Amortization of Investment Premiums, Net of Discount	8,773	11,707	9,175
Amortization of Intangible Assets	802	—	—
Depreciation	7,159	4,798	3,494
Deferred Income Tax Expense (Benefit)	(9,599)	(5,382)	2,092
Change in Premiums Receivable	(60,058)	(57,276)	(49,993)
Change in Prepaid Reinsurance Premiums and Reinsurance Receivables, Net of Funds Held Payable to Reinsurer	84,229	(58,296)	(116,585)
Change in Other Receivables	(1,988)	(4,620)	(2,467)
Change in Deferred Acquisition Costs	(29,319)	(37,839)	(35,359)
Goodwill Impairment Loss	—	25,724	—
Change in Income Taxes Payable	8,555	13,202	(8,563)
Change in Other Assets	3,105	(909)	(6,392)
Change in Unpaid Loss and Loss Adjustment Expenses	37,475	249,096	369,581
Change in Unearned Premiums	127,890	99,619	109,260
Change in Other Liabilities	27,231	36,338	32,341
Fair Value of Stock Based Compensation	12,511	551	—
Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	—	6,952	1,031
Excess Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	(8,646)	—	—

Net Cash Provided by Operating Activities	506,830	430,744	390,537

Cash Flows from Investing Activities:
Proceeds from Sales of Investments in Fixed Maturities	320,878	185,576	198,442
Proceeds from Maturity of Investments in Fixed Maturities	274,722	200,615	195,317
Proceeds from Sales of Investments in Equity Securities	93,587	160,158	43,734
Cost of Fixed Maturities Acquired	(972,532)	(883,560)	(622,238)
Cost of Equity Securities Acquired	(196,096)	(201,333)	(71,924)
Settlement of Cash Flow Hedge	—	(3,148)	—
Purchase of Property and Equipment, Net	(10,272)	(7,403)	(7,954)
Purchase of Intangibles	(3,162)	—	—

Net Cash Used for Investing Activities	(492,875)	(549,095)	(264,623)

Cash Flows from Financing Activities:
Proceeds from Loans Payable	—	11,381	76,104
Repayments on Loans Payable	—	(44,787)	(91,180)
Proceeds from Exercise of Employee Stock Options	6,697	4,582	1,151
Proceeds from Collection of Shareholder Notes Receivable	2,534	2,343	2,305
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	7,130	23,721	7,260
Excess Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	8,646	—	—
Cost of Shares Withheld to Satisfy Minimum Required Tax Withholding Obligation Arising Upon Exchange of Options	(4,676)	—	—

Net Cash Provided (Used) by Financing Activities	20,331	(2,760)	(4,360)

Net Increase (Decrease) in Cash and Cash Equivalents	34,286	(121,111)	121,554
Cash and Cash Equivalents at Beginning of Year	74,385	195,496	73,942

Cash and Cash Equivalents at End of Year	$108,671	$74,385	$195,496

Cash Paid During the Year for:
Income Taxes	$146,899	$73,903	$41,442
Interest	—	165	639
Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plans in Exchange for Notes Receivable	$12,391	$4,095	$2,326
The accompanying notes are an integral part of the consolidated financial statements.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
1. General Information and Significant Accounting Policies
Philadelphia Consolidated Holding Corp. (“Philadelphia Insurance”), and its subsidiaries (collectively the “Company”) doing business as Philadelphia Insurance Companies, include four property and casualty insurance companies, Philadelphia Indemnity Insurance Company (“PIIC”) and Philadelphia Insurance Company (“PIC”), which are domiciled in Pennsylvania; and Liberty American Select Insurance Company (“LASIC”) and Liberty American Insurance Company (“LAIC”), which are domiciled in Florida (collectively the “Insurance Subsidiaries”); an underwriting manager, Maguire Insurance Agency, Inc.; a managing general agency, Liberty American Insurance Services, Inc.; a premium finance company, Liberty American Premium Finance Company; and an investment subsidiary, PCHC Investment Corp. The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select target industries or niches including, among others, nonprofit organizations; the health, fitness and wellness industry; select classes of professional liability; the rental car industry; automobile leasing industry; and personal property and casualty insurance products for the homeowners and manufactured housing markets. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager and managing general agency.
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
The carrying amount for the Company’s investments approximates their estimated fair value. The Company measures the fair value of investments based upon quoted market prices or by obtaining quotes from third party broker-dealers. Material assumptions and factors utilized by such broker-dealers in pricing these securities include: future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. For mortgage and asset-backed securities (“structured securities”) of high credit quality, changes in expected cash flows are recognized using the retrospective method. For structured securities where the possibility of credit loss is other than remote, changes in expected cash flows are recognized on the prospective method over the remaining life of the securities. Cash flow assumptions for structured securities are obtained from a primary market provider of such information. These assumptions represent a market based best estimate of the amount and timing of estimated principal and interest cash flows based on current information and events. The Company’s total investments include $3.3 million and $3.4 million in securities as of December 31, 2006 and 2005, respectively, for which there is no readily available independent market price.
The decision to purchase or sell investments is based on management’s assessment of various factors such as foreseeable economic conditions, including current interest rates and the interest rate risk, and the liquidity and capital positions of the Company.
Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for asset backed, mortgage pass-through and collateralized mortgage obligation securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain asset backed, mortgage pass-through and collateralized mortgage obligation security repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Asset backed, mortgage pass-through and collateralized mortgage obligation securities, on a cost basis, amounted to $202.1 million, $425.5 million and $293.1 million, respectively, as of December 31, 2006 and $138.3 million, $282.3 million and $227.0 million, respectively, as of December 31, 2005.

Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders’ equity, net of applicable deferred income taxes.
Realized investment gains and losses are calculated on the specific identification basis and recorded as income when the securities are sold.
The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $8.8 million, $2.2 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. This evaluation resulted in no non-cash realized investment losses for the years ended December 31, 2006 or 2005. For the year ended December 31, 2004, this evaluation resulted in non-cash realized investment losses of $7.3 million
(b) Cash and Cash Equivalents
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
(e) Goodwill
The Company carried no goodwill in its consolidated balance sheets as of December 31, 2006 or 2005.
Through December 31, 2005, the Company performed an annual impairment analysis to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). This annual test was performed at December 31 of each year or more frequently if events or circumstances changed that required the Company to perform the impairment analysis on an interim basis.
Goodwill impairment testing requires the evaluation of the fair value of each reporting unit to its carrying value, including the goodwill, and an impairment charge is recorded if the carrying amount of the reporting unit exceeds its estimated fair value. As a result of the impairment analysis performed as of December 31, 2005, the Company recorded a $25.7 million impairment charge during the fourth quarter of 2005 related to the write-down of goodwill arising from the acquisition of the Company’s personal lines segment. (See Note 8)

(f) Other Intangible Assets
Other Intangible Assets are carried in the Consolidated Balance Sheet as a component of Other Assets. Other intangible assets consist of rights with respect to the renewals of insurance policies and a trade name pertaining a purchase during 2006 of an antique/collector vehicle insurance program. As of December 31, 2006, total gross intangible assets amounted to $15.3 million, and accumulated amortization amounted to $0.8 million. Renewal rights are being amortized over a period of 12 years, and the trade name is being amortized over a period of three years. The aggregate amortization expense of other intangible assets was $0.8 million during the year ended December 31, 2006. The Company carried no other intangible assets as of December 31, 2005.
(g) Liability for Unpaid Loss and Loss Adjustment Expenses
The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other factors such as legal, social, and economic developments. These adjustments are reviewed regularly and any adjustments therefrom are made in the accounting period in which the adjustment arises. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2006, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.
(h) Premiums
Premiums are generally earned on a pro-rata basis over the terms of the policies. Premiums applicable to the unexpired terms of the policies in-force are reported as unearned premiums. The Company records an allowance for doubtful accounts for premiums receivable balances estimated to be uncollectible. At December 31, 2006 and 2005, the allowance for doubtful accounts amounted to $0.3 million and $0.8 million, respectively.
(i) Reinsurance Ceded
In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Amounts for reinsurance assets and liabilities are reported gross.
Certain of the Company’s reinsurance contracts have reinstatement or additional premium provisions under which the Company must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. The Company accrues reinstatement and additional premiums based on ultimate loss estimates. During the years ended December 31, 2006 and 2005, the Company accrued $5.3 million and $3.7 million, respectively, of additional reinsurance premium under its casualty excess of loss reinsurance treaties as a result of changes in ultimate loss estimates.
(j) Assessments
The Insurance Subsidiaries are subject to state guaranty fund assessments, which provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies, and other assessments from state insurance facilities. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expense for guaranty fund and other state insurance facility assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimatable. Any related policyholder surcharge receivable is accrued as the related premium is written.
(k) Stock Based Compensation Plans
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options, stock settled appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock

Purchase Plan, Nonqualified Employee Stock Purchase Plan, and Directors Stock Purchase Plan based on fair values. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest.
The Company’s policy with respect to issuance of shares pursuant to its stock based compensation plan is to first utilize any available treasury shares, and then issue new shares as needed.
(l) Liability for Preferred Agent Profit Sharing
The Company’s 175 Preferred Agents are eligible to receive profit sharing based upon achieving minimum premium production thresholds and profitability results for their business placed in a contract year with the Company. The ultimate amount of profit sharing may not be known until the final contractual loss evaluation of the profit sharing is completed 6.5 years after the contract year business has been written. The Company estimates the liability for this profit sharing based upon the contractual provisions of the profit sharing agreement and the Company’s actual historical profit sharing payout. As of December 31, 2006, the Company has accrued a profit sharing liability of $21.9 million, of which $20.6 million relates to business written for contract years commencing January 1, 2003 and subsequent.
(m) Income Taxes
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
(n) Earnings Per Share
Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding.
(o) Comprehensive Income
Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the year was $11.4 million, $(8.8) million and $1.9 million in 2006, 2005 and 2004, respectively. The related tax effect of Reclassification Adjustments was $3.5 million, $(3.4) million and $(0.3) million in 2006, 2005 and 2004, respectively.
(p) New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Subsequently, SFAS No. 155 was modified. Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative, subject to certain scope exceptions, must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. The Company will adopt SFAS No. 155 on January 1, 2007 and believes the financial impact of application will not be significant.
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company will adopt FIN 48 on January 1, 2007 and expects that it will not have a material effect on financial condition or results of operations.
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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently in the process of evaluating the impact of SFAS No. 159.
2. Statutory Information
Accounting Principles: GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania and/or the State of Florida. The principal differences between SAP and GAAP are as follows:
•	Under SAP, investments in debt securities are carried at amortized cost, while under GAAP, investments in debt securities classified as Available for Sale are carried at fair value.
•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees, and other costs of underwriting policies are charged to current operations as incurred, while under GAAP, such costs are deferred and amortized on a pro rata basis over the same period in which the related premiums are earned.
•	Under SAP, certain assets, designated as “Non-admitted Assets” (such as prepaid expenses) are charged against surplus.
•	Under SAP, net deferred income tax assets are admitted following the application of certain criteria, with the resulting admitted deferred tax amount being credited directly to policyholder surplus.
•	Under SAP, premiums receivable are considered non-admitted if determined to be uncollected based upon aging criteria as defined in SAP.
•	Under SAP, the costs and related policyholder surcharge receivables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related ultimate policyholder surcharge receivable, while under GAAP, such costs are accrued when the liability is probable and reasonably estimatable, and the related policyholder surcharge receivable amount is accrued as the related premium is written.
•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid loss and loss adjustment expenses and unearned premiums are reported gross of reinsurance.
Financial Information: The combined statutory capital and surplus of the Insurance Subsidiaries as of December 31, 2006 and 2005 was $1,007.5 million and $691.0 million, respectively. Combined statutory net income for the years ended December 31, 2006, 2005 and 2004 was $270.9 million, $155.5 million and $48.2 million, respectively. The Company made no capital contributions to the Insurance Subsidiaries during the year ended December 31, 2006. The Company made capital contributions of $27.0 million to the Insurance Subsidiaries during the year ended December 31, 2005.

Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends allowed to be paid. The maximum dividend which the Insurance Subsidiaries may pay to the Philadelphia Insurance during 2007 without prior approval is $270.9 million. There were no dividends paid by the Insurance Subsidiaries for the years ended December 31, 2006 or 2005.
Risk-Based Capital: Risk-based capital is a method developed by the National Association of Insurance Commissioners (“NAIC”) designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2006, PIIC, PIC, LASIC and LAIC exceeded their minimum risk-based capital requirement of $273.5 million, $14.4 million, $5.6 million and $6.0 million, respectively, by 226%, 341%, 359% and 367%, respectively.
3. Investments
The Company invests primarily in investment grade fixed maturities which possessed a weighted average quality of AAA at December 31, 2006. In addition, 99.9% of the Insurance Subsidiaries’ fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated “1” (“highest quality”) or “2” (“high quality”) by the NAIC at December 31, 2006. The cost, gross unrealized gains and losses and estimated market value of investments as of December 31, 2006 and 2005 are as follows (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost (1)	Gains	Losses	Value (2)
December 31, 2006
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$20,156	$13	$245	$19,924
Obligations of States and Political Subdivisions	1,050,279	7,685	5,851	1,052,113
Corporate and Bank Debt Securities	145,114	474	2,693	142,895
Asset Backed Securities	202,102	1,111	567	202,646
Mortgage Pass-Through Securities	425,518	1,214	5,947	420,785
Collateralized Mortgage Obligations	293,062	971	2,787	291,246

Total Fixed Maturities Available for Sale	2,136,231	11,468	18,090	2,129,609

Equity Securities	259,184	47,475	2,626	304,033

Total Investments	$2,395,415	$58,943	$20,716	$2,433,642

December 31, 2005
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$62,311	$48	$646	$61,713
Obligations of States and Political Subdivisions	821,456	5,046	6,867	819,635
Corporate and Bank Debt Securities	246,918	555	6,263	241,210
Asset Backed Securities	138,292	728	1,193	137,827
Mortgage Pass-Through Securities	282,256	201	5,521	276,936
Collateralized Mortgage Obligations	226,982	189	2,962	224,209

Total Fixed Maturities Available for Sale	1,778,215	6,767	23,452	1,761,530

Equity Securities	160,926	15,541	3,012	173,455

Total Investments	$1,939,141	$22,308	$26,464	$1,934,985

(1)	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.
The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $8.8 million, $2.2 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. This evaluation resulted in no non-cash realized investment losses for the years ended December 31, 2006 or 2005. For the year ended December 31, 2004, this evaluation resulted in non-cash realized investment losses of $7.3 million.
The following table identifies the period of time securities with an unrealized loss at December 31, 2006 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.5% and 23.6%, respectively, of the total estimated fair value, or 2.8% and 28.7%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated mortgage backed securities issued by agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

(In Thousands)	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities:
Available for Sale:
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$1,354	$19	$12,707	$226	$14,061	$245
Obligations of States and Political Subdivisions	164,444	831	321,194	5,020	485,638	5,851
Corporate and Bank Debt Securities	28,439	119	96,794	2,574	125,233	2,693
Asset Backed Securities	45,478	187	31,654	380	77,132	567
Mortgage Pass-Through Securities	109,877	921	174,327	5,026	284,204	5,947
Collateralized Mortgage Obligations	72,686	347	109,789	2,440	182,475	2,787

Total Fixed Maturities Available for Sale	422,278	2,424	746,465	15,666	1,168,743	18,090
Equity Securities	37,371	2,626	—	—	37,371	2,626

Total Investments	$459,649	$5,050	$746,465	$15,666	$1,206,114	$20,716

The Company’s impairment evaluation as of December 31, 2006 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
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
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A+ to AAA/Aaa are generally caused by interest rate increases. Of the 736 investment positions held, approximately 49.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are generally caused by interest rate increases. Of the 114 investment positions held, approximately 87.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of December 31, 2006 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 132 investment positions held, approximately 49.2% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 130 investment positions held, approximately 58.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA to Aaa/AAA are generally caused by interest rate increases. Of the 155 investment positions held, approximately 66.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of December 31, 2006 for equity securities resulted in the conclusion that the Company does not consider the equity securities to be other than temporarily impaired. Of the 3,555 investment positions held, approximately 14.8% were in an unrealized loss position.
During 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.7 million and $7.0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $185.2 million and $40.5 million, respectively. During 2005, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.9 million and $5.5 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $63.6 million and $56.5 million, respectively. During 2004, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $1.9 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $30.7 million and $7.5 million, respectively.
The Company had no debt or equity investments in a single issuer in excess of 10% of Shareholders’ Equity at December 31, 2006.
The cost and estimated market value of fixed maturity securities at December 31, 2006, by remaining contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
(In Thousands)	Cost (1)	Value (2)
Due in One Year or Less	$48,685	$48,752
Due After One Year Through Five Years	218,839	215,599
Due After Five Years through Ten Years	372,654	371,248
Due After Ten Years	575,371	579,333
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	920,682	914,677

	$2,136,231	$2,129,609

(1)	Original cost adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.

The sources of net investment income for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Fixed Maturities	$82,833	$61,550	$47,739
Equity Securities	4,381	2,585	2,046
Cash and Cash Equivalents	8,168	3,943	1,443

Total Investment Income	95,382	68,078	51,228
Funds Held Interest Credit	—	(1,486)	(4,853)
Investment Expense	(3,683)	(2,883)	(2,885)

Net Investment Income	$91,699	$63,709	$43,490

There was one non-income producing fixed maturity security, with a carrying value of $0.8 million, in the investment portfolio as of December 31, 2006.
Realized pre-tax investment gains (losses) for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Fixed Maturities
Gross Realized Gains	$243	$4,454	$5,472
Gross Realized Losses	(6,316)	(931)	(7,437)

Net Fixed Maturities Gain (Loss)	(6,073)	3,523	(1,965)

Equity Securities
Gross Realized Gains	7,349	17,040	8,340
Gross Realized Losses	(11,136)	(7,806)	(5,614)

Net Equity Securities Gain (Loss)	(3,787)	9,234	2,726

Cash Flow Hedge Realized Loss	—	(3,148)	—

Total Net Realized Investment Gain/(Loss)	$(9,861)	$9,609	$761

4. Restricted Assets
The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. The carrying value of the securities on deposit was $15.1 million as of December 31, 2006 and 2005.
PIIC and PIC are required to hold a certain minimum amount of Federal Home Loan Bank of Pittsburgh (“FHLB”) common stock as a requirement of membership in the FHLB. The required minimum amount of common stock is based on the amount of PIIC’s and PIC’s outstanding borrowings plus the unused maximum borrowing capacity, as defined by the FHLB. At December 31, 2006 and 2005, the carrying value of FHLB common stock was $0.3 million.
5. Trust Accounts
The Company maintains investments in trust accounts under certain reinsurance agreements with unrelated insurance companies. These investments collateralize the Company’s obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income resulting from investment of these assets are distributed to the Company on a monthly basis. At December 31, 2006 and 2005, the carrying values of these trust fund investments were $2.0 million and $1.7 million, respectively.
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
Subsequent to the purchase of the cash flow hedge, the Company decided against the issuance of a debt offering. As a result, the cash flow hedge became an ineffective hedge and the change in fair value of the hedge was reported as a component of earnings immediately. The cash flow hedge settled on May 9, 2005. For the year ended December 31, 2005, the Company recorded the change in fair value of $3.2 million as a reduction to net realized investment gain. The Company does not hold any other derivative instruments.
7. Property and Equipment
The following table summarizes property and equipment as of December 31, 2006 and 2005 (dollars in thousands):

	As of December 31,		Estimated Useful
	2006	2005	Lives
Computer Software	$25,988	$22,446	5 Years
Computer Hardware and Telephone Equipment	16,688	14,603	3 – 5 Years
Furniture, Fixtures and Automobiles	9,324	7,072	5 Years
Land and Building	3,635	3,635	40 Years
Leasehold Improvements	4,963	2,686	2 – 12 Years

	60,598	50,442
Accumulated Depreciation and Amortization	(33,599)	(26,556)

Property and Equipment, Net	$26,999	$23,886

As of December 31, 2006 and 2005, costs incurred for Property and Equipment not yet placed in service amounted to $3.7 million and $1.3 million, respectively. Amortization of costs incurred in developing or purchasing computer software amounted to $4.1 million, $2.6 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense, excluding amortization of computer software, amounted to $3.1 million, $2.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
8. Goodwill
The Company has no goodwill carried on its Consolidated Balance Sheets as of December 31, 2006 or 2005. During the fourth quarter of 2005, the Company recorded a $25.7 million impairment charge related to the write-down of goodwill arising from the acquisition of the Company’s personal lines segment. This loss, which was the same on a pre-tax and after-tax basis, was a result of the Company’s annual evaluation of the carrying value of goodwill. The write-down was determined by comparing the fair value of the Company’s personal lines segment and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down resulted from changes in business assumptions primarily due to the following: the unprecedented hurricane activity and associated catastrophe losses experienced in 2004 and 2005; the uncertainty of 2006 catastrophe reinsurance renewal rates; the forecasted weather pattern of increased hurricane activity; the decision to change the personal lines segment business model to discontinue writing the mobile homeowners business and target new construction homeowners business; and the disruption in the Florida marketplace.
9. Liability for Unpaid Loss and Loss Adjustment Expenses
The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated.

Net loss and loss adjustment expenses:	As of and For the Years Ended December 31,
(In Thousands)	2006	2005	2004
Unpaid loss and loss adjustment expenses at beginning of year	$1,245,763	$996,667	$627,086
Less: reinsurance receivables	304,768	324,948	145,591

Net unpaid loss and loss adjustment expenses at beginning of year	940,995	671,719	481,495

Provision for losses and loss adjustment expenses for current year claims	559,647	533,906	440,989
Increase (Decrease) in estimated ultimate losses and loss adjustment expenses for prior year claims	(91,435)	(29,900)	35,126

Total incurred losses and loss adjustment expenses	468,212	504,006	476,115

Loss and loss adjustment expense payments for claims attributable to:
Current year	118,845	110,496	107,129
Prior years (1)(2)	194,933	124,234	178,762

Total payments	313,778	234,730	285,891

Net unpaid loss and loss adjustment expenses at end of year	1,095,429	940,995	671,719
Plus: reinsurance receivables	187,809	304,768	324,948

Unpaid loss and loss adjustment expenses at end of year	$1,283,238	$1,245,763	$996,667

(1)	During the year ended December 31, 2005, net loss and loss adjustment expense payments for claims attributable to prior years are lower by $64.3 million than they otherwise would have been due to the Company’s commutation of its 2003 Whole Account Net Quota Share Reinsurance Agreement (See Note 10).

(2)	During the year ended December 31, 2006, net loss and loss adjustment expense payments for claims attributable to prior years are lower by $31.9 million than they otherwise would have been due to the Company’s commutation of its 2004 Whole Account Net Quota Share Reinsurance Agreement (See Note 10).
During 2006, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior by the following amounts:

(In millions)	Net Basis Loss and Loss Adjustment Expenses
	increase (decrease)
		Professional/
		Management
	Commercial	Liability	Rental/Leasing
Accident Year	Coverages	Coverages	Auto Coverages	Other	Total
2005	$(52.0)	$(5.0)	$(1.0)	$(1.2)	$(59.2)
2004	$(11.6)	$1.9	$(2.8)	$(0.1)	$(12.6)
2003	$(0.3)	$(6.8)	$(3.7)	$(0.2)	$(11.0)
2002 & Prior	$(1.0)	$(1.6)	$(6.3)	$0.3	$(8.6)

Total	$(64.9)	$(11.5)	$(13.8)	$(1.2)	$(91.4)

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for commercial coverages due to better than expected case incurred loss development resulting from less than anticipated incurred frequency emergence on general liability coverages, and less than anticipated severity emergence on property and auto coverages.
For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for commercial coverages due to better than expected case incurred loss development resulting from less than anticipated incurred frequency emergence on general liability coverages, and less than anticipated incurred severity emergence on auto coverages.
For accident year 2003, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for professional liability coverages and rental/leasing auto coverages due to better than expected case incurred loss development resulting from less than anticipated incurred severity emergence on professional liability E&O and D&O coverages, and less than anticipated incurred frequency emergence on leasing auto coverages.

For accident years 2002 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for rental/leasing auto coverages due to better than expected case incurred loss development resulting from less than anticipated incurred frequency emergence on rental/leasing auto coverages, and less than anticipated incurred severity emergence on rental supplemental liability coverages.
During 2005, the Company decreased its estimated total net unpaid loss and loss adjustment expenses for prior accident years by the following amounts:
(In millions)

	Net Basis Loss and Loss Adjustment Expenses
	increase (decrease)
		Professional/
		Management
	Commercial	Liability	Rental/Leasing
Accident Year	Coverages	Coverages	Auto Coverages	Other	Total
2004	$(12.7)	$(7.6)	$(4.3)	$0.4	$(24.2)
2003	$3.5	$(2.4)	$(0.5)	$1.0	$1.6
2002	$(0.6)	$(2.0)	$(3.4)	$(1.0)	$(7.0)
2001 & Prior	$1.9	$(0.7)	$(0.9)	$(0.6)	$(0.3)

Total	$(7.9)	$(12.7)	$(9.1)	$(0.2)	$(29.9)

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
During 2004, the Company increased its estimated total gross and net ultimate losses and loss adjustment expenses, primarily for accident years 1997 through 2002, and decreased its estimated total gross and net ultimate losses and loss adjustment expenses for accident year 2003. This increase in the liability for unpaid loss and loss adjustment expense, net of reinsurance recoverables, was primarily due to the following:
--	The increase for accident years 1997 through 2002 is principally attributable to case reserve development above expectations primarily across various professional liability products in the specialty lines segment and general liability and commercial automobile coverages in the commercial lines segment. The decrease for accident year 2003 is principally attributable to better than expected claim frequency, primarily for general liability and commercial automobile coverages in the commercial lines segment.
10. Funds Held Payable to Reinsurer
Effective April 1, 2003, the Company entered into a quota share reinsurance agreement. Under this agreement, the Company ceded 22% of its net written premiums and loss and loss adjustment expenses for substantially all of the Company’s lines of business on policies effective April 1, 2003 through December 31, 2003, and 10% of its commercial and specialty lines net written premiums and loss and loss adjustment expenses for policies effective January 1, 2004 through December 31, 2004. The Company received a provisional ceding commission of 33.0% adjusted pro-rata based upon the ratio of losses incurred to premiums earned. Pursuant to this reinsurance agreement, the Company withheld the reinsurance premium due the reinsurers, reduced by the reinsurers’ expense allowance and the Company’s ceding commission allowance in a Funds Held Payable to Reinsurer account. This Funds Held Payable to Reinsurer account was also reduced by ceded paid losses and loss adjustment expenses under this agreement, and increased by an interest credit. In addition, the agreement allowed for a profit commission to be paid to the Company upon commutation.
Effective January 1, 2006 and January 1, 2005, the Company entered into Reinsurance Commutation and Release Agreements with respect to the 2004 Whole Account Net Quota Share Reinsurance Contract and the 2003 Whole Account Net Quota Share

Reinsurance Contract, respectively. As a result of the commutation effective January 1, 2005, the Funds Held Payable to Reinsurer liability was reduced by approximately $77.9 million, offset by an increase to net Unpaid Loss and Loss Adjustment Expenses of $64.3 million, an increase to net Unearned Premiums of $0.2 million and a reduction to the profit commission receivable by approximately $13.4 million. No gain or loss was realized as a result of this commutation. As a result of the commutation effective January 1, 2006, the Funds Held Payable to Reinsurer liability was reduced by approximately $39.2 million, offset by an increase to net Unpaid Loss and Loss Adjustment Expenses of $31.9 million, an increase to net Unearned Premiums of $0.3 million, and a reduction to the profit commission receivable of approximately $7.0 million. No gain or loss was realized as a result of this commutation.
Activity for the Funds Held Payable to Reinsurer is summarized as follows (in thousands):

	As of and For the Year Ended
	December 31, 2006	December 31, 2005
Funds Held Payable to Reinsurer Balance at Beginning of Period	$39,221	$131,119
Net Written Premiums Ceded	—	(316)
Reinsurer Expense Allowance	—	11
Provisional Commission	—	(6,722)
Paid Loss and Loss Adjustment Expenses	—	(8,451)
Interest Credit	—	1,486
Commutation	(39,221)	(77,906)
Other	—	—

Subtotal Activity	(39,221)	(91,898)

Funds Held Payable to Reinsurer Balance at End of Period	$—	$39,221

As of December 31, 2005, the Company had accrued a profit commission receivable, which was recorded in the Consolidated Balance Sheet in Other Assets, based upon the experience of the underlying business ceded to this reinsurance agreement, in the amount of $7.0 million. The profit commission reduces ceded written and earned premiums and increases net written and earned premiums. There was no accrued profit commission receivable related to this reinsurance agreement as of December 31, 2006.
11. Loans Payable
On June 30, 2006, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time, with a maturity date of June 29, 2007. The Credit Agreement contains an annual commitment fee of 8.0 basis points per annum on the unused commitments under the Credit Agreement. Each loan under the Facility will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.40% or (ii) the higher of the administrative agent and lender’s prime rate and the Federal Funds rate plus 0.50%. As of December 31, 2006, no borrowings have been made by the Company under this Credit Agreement.
The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of December 31, 2006, the Company was in compliance with all covenants contained in the Credit Agreement.
Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At December 31, 2006 the insurance subsidiaries’ unused borrowing capacity was $506.3 million. The borrowing capacity will provide an immediately available line of credit. The Company had no aggregate borrowings outstanding as of December 31, 2006 or 2005 from the FHLB.
12. Income Taxes
The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2006 and 2005 are as follows (in thousands):

	As of December 31,
	2006	2005
Deferred Income Tax Assets:
Unearned Premium	$48,159	$40,161
Loss Reserve Discounting	39,548	32,587
State Insurance Related Assessments	4,509	4,233
Fair Value of Equity Based Compensation	3,125	142
Deferred Compensation	2,645	1,577
Net Realized Investment Losses	1,544	1,603
Unrealized Depreciation of Securities	—	1,455
Other Assets	330	43

Total Deferred Income Tax Assets	99,860	81,801

Deferred Income Tax Liabilities:
Deferred Acquisition Costs	55,582	45,320
Unrealized Appreciation of Securities	13,380	—
Property and Equipment Basis	2,495	2,492
Net Investment Income	869	1,035
Other Liabilities	877	1,061

Total Deferred Income Tax Liabilities	73,203	49,908

Net Deferred Income Tax Asset	$26,657	$31,893

Based on the Company’s federal tax loss and capital loss carryback availability, expected levels of future pre-tax financial statement income and federal taxable income, the Company believes that it is more likely than not that the existing deductible temporary differences will reverse during periods in which net federal taxable income is generated or have adequate federal carryback availability. As a result, no valuation allowance is recognized for deferred income tax assets as of December 31, 2006 or 2005.
The following table summarizes the differences between the Company’s effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

	Amount of Tax	Percent
For the year ended December 31, 2006:
Federal Tax at Statutory Rate	$152,129	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(10,444)	(2)
State Income Tax Expense	2,290	1
Other, Net	1,830	—

Income Tax Expense	$145,805	34%

For the year ended December 31, 2005:
Federal Tax at Statutory Rate	$84,286	35%
Non-deductible Goodwill Impairment Loss	9,003	4
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(8,616)	(4)
Other, Net	(545)	—

Income Tax Expense	$84,128	35%

For the year ended December 31, 2004:
Federal Tax at Statutory Rate	$41,627	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(6,439)	(5)
Other, Net	62	—

Income Tax Expense	$35,250	30%

Philadelphia Insurance has entered into tax sharing agreements with each of its subsidiaries. Under the terms of these agreements, the income tax provision is computed as if each subsidiary were filing a separate federal income tax return, including adjustments for the income tax effects of net operating losses and other special tax attributes, regardless of whether those attributes are utilized in the Company’s consolidated federal income tax return. As of December 31, 2006 and 2005, income taxes payable amounting to $6.2 million and $7.8 million, respectively were included in Other Liabilities in the Consolidated Balance Sheets.

13. Shareholders’ Equity
Basic and diluted earnings per share are calculated as follows (dollars and share data in thousands, except per share data):

	As of and For the Years Ended December 31,
	2006	2005	2004
Weighted-Average Common Shares Outstanding	69,796	68,551	66,465
Weighted-Average Share Equivalents Outstanding	3,674	4,534	3,456

Weighted-Average Shares and Share Equivalents Outstanding	73,470	73,085	69,921

Net Income	$288,849	$156,688	$83,683

Basic Earnings Per Share	$4.14	$2.29	$1.26

Diluted Earnings Per Share	$3.93	$2.14	$1.20

During 2006, 30,000 stock settled appreciation rights (“SARS”), which were granted at a hypothetical option price of $39.95 per SAR, were outstanding during the fourth quarter of 2006, but were not included in the computation of earnings per share for 2006 because the SARS’ hypothetical option price was greater than the average market price of the Company’s common shares for 2006. The SARS, which expire on September 28, 2016, were still outstanding as of December 31, 2006.
During 2005, options to purchase 45,000 shares of the Company’s common stock, which were granted at an exercise price of $28.30 per share, were outstanding during the fourth quarter of 2005, but were not included in the computation of earnings per share for 2005 because the options’ price was greater than the average market price of the Company’s common shares for 2005. The options, which expire on October 3, 2015, were still outstanding as of December 31, 2005.
During 2004, options to purchase 15,000 shares of the Company’s common stock, which were granted at an exercise price of $19.14 per share, were outstanding during the last three quarters of 2004, but were not included in the computation of earnings per share for 2004 because the options’ price was greater than the average market price of the Company’s common shares for 2004. The options, which expire on March 15, 2014, were still outstanding as of December 31, 2004.
The Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) (formerly known as Philadelphia Consolidated Holding Corp. Stock Option Plan) provides incentives and awards to those employees and members of the Board of Directors (“participants”) largely responsible for the long term success of the Company.
The maximum number of shares of the Company’s common stock which may be subject to awards granted under the Plan is 18,750,000. The Plan permits (but does not require) the grant of restricted stock awards under conditions meeting the “performance based” compensation requirements of Section 162(m) of the Internal Revenue Code. The maximum number of shares includes all shares previously available for grants under the stock option plan prior to the adoption of this Plan. As of December 31, 2006, 5,013,466 shares of common stock remain reserved for future issuance pursuant to awards granted under the Plan. Under the Plan, the Company may grant stock options, SARS, restricted stock awards and restricted stock units to participants. Stock options, restricted stock awards and SARS have been granted to certain employees, and restricted stock awards have been granted to the Company’s non-employee directors pursuant to the Plan as of December 31, 2006.
During 2006, the Company granted SARS and restricted stock awards to certain employees and granted restricted stock awards to its non-employee directors. All stock options that have been granted have provided for the purchase of common stock at a price not less than the fair market value on the grant date. A SAR grant consists of a right that is the economic equivalent of a stock option that could have been granted under the Plan, except that on the exercise of a SAR, the employee receives shares of the Company’s common stock having a fair market value that is equal to the fair market value of the shares of common stock that would be subject to such hypothetical option, reduced by the amount that would be required to be paid by the employee as the purchase price upon exercise of such hypothetical option. All grants of SARS have provided for a hypothetical option purchase price of not less than the fair market value on the grant date. Stock options and SARS are generally exercisable after the expiration of five years following the grant date and expire ten years following the grant date. Compensation expense for stock options and SARS is recognized ratably over the vesting period. Stock options and SARS are generally forfeited by participants who terminate employment prior to vesting.

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
The following table presents certain information regarding stock option transactions.

	As of and For the Years Ended December 31,
	2006		2005		2004
		Exercise Price		Exercise Price		Exercise Price
	Options	Per Option(1)	Options	Per Option(1)	Options	Per Option(1)
Outstanding at beginning of year	8,483,991	$13.54	7,931,100	$10.86	6,704,100	$9.18
Granted	—	$—	1,485,000	$23.34	1,440,750	$17.70
Exercised	(1,076,643)	$6.22	(854,859)	$5.36	(201,750)	$5.71
Canceled	(368,250)	$17.61	(77,250)	$17.58	(12,000)	$14.97

Outstanding at end of year	7,039,098	$14.45	8,483,991	$13.54	7,931,100	$10.86

Exercisable at end of year	1,746,348	$8.31	1,474,491	$6.18	1,363,350	$5.42

Weighted-average fair value of options granted during the year (2)		$—		$9.40		$6.21
The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $29.3 million and $18.6 million, respectively.

(1)	Weighted Average.

(2)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.
The aggregate intrinsic value of outstanding and exercisable options as of December 31, 2006 was $211.9 million and $63.3 million, respectively. The total fair value of exercisable options as of December 31, 2006 was $6.0 million. The weighted average remaining contractual life of options outstanding as of December 31, 2006 was 6.1 years.
The following table presents information regarding SARS transactions during the year ended December 31, 2006. There were no SARS transactions during the years ended December 31, 2005 or 2004.

As of and for the Year Ended
December 31, 2006
SARS
Outstanding at beginning of period	—
Granted	949,000
Exercised	—
Canceled	—

Outstanding at end of period	949,000

Weighted-average fair value of SARS granted during the period (1)	$14.45

(1)	The Company uses the Black-Scholes pricing model to calculate the fair value of the SARS awarded as of the date of grant.
There was no exercisable SARS outstanding as of December 31, 2006. The aggregate intrinsic value of outstanding SARS as of December 31, 2006 was $10.6 million. The weighted average remaining contractual life of SARS outstanding as of December 31, 2006 was 9.1 years.
The following table presents information regarding restricted stock award transactions for the years ended December 31, 2006 and December 31, 2005. There were no restricted stock award transactions during 2004.

	As of and for the Year Ended
	December 31, 2006		December 31, 2005
		Weighted Average		Weighted Average
	Restricted Stock	Grant Date Fair	Restricted Stock	Grant Date Fair
	Shares	Value	Shares	Value
Unvested at beginning of period	141,465	$27.75	—	$—
Granted	47,080	$34.57	145,140	$27.74
Vested	—	$—	—	$—
Forfeited	(10,086)	$28.17	(3,675)	$27.52

Unvested at end of period	178,459	$29.53	141,465	$27.75

As of December 31, 2006, there was $28.9 million of pre-tax unrecognized compensation costs related to stock options, SARS and restricted stock granted under the Company’s Plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.
The fair value of each stock option and SAR award is estimated on the date of grant using the Black-Scholes option valuation model based on the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option and SAR expected terms and employee terminations that are utilized within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options and SARS granted represents the period of time that granted stock option and SAR awards are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on history and expectation of dividend payouts. The ranges given below result from certain groups of employees exhibiting different behavior and from the differing market conditions which existed on the various grant dates.

	For the Year Ended December 31,
	2006	2005	2004
Expected Stock Volatility	33.4% - 35.5%	33.9%	28.3%
Weighted Average Expected Stock Volatility	33.9%	33.9%	28.3%
Risk-Free Interest Rate	4.4% - 4.8%	3.8% - 4.3%	2.9%-3.9%
Weighted Average Risk-Free Interest Rate	4.6%	3.8%	3.8%
Expected Life (Years)	6.0 – 9.0	6.0	6.0
Weighted Average Expected Life (Years)	6.5	6.0	6.0
Expected Dividends	0.0%	0.0%	0.0%
The Company has established the following stock purchase plans:
Employee Stock Purchase Plan (the “Stock Purchase Plan”): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan, as amended, is 3,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of two years from the first day of the offering period. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 180,322 shares and 217,806 shares in 2006 and 2005, respectively. The weighted-average fair value per share of those purchase rights granted in 2006 and 2005 was $5.94 and $4.13, respectively.
The Nonqualified Employee Stock Purchase Plan (the “Nonqualified Stock Plan”): The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 3,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of five years from the first day of the offering period. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company issued 385,630 shares and 1,263,600 shares in 2006 and 2005, respectively. The weighted-average fair value per share of those purchase rights granted in 2006 and 2005 was $6.55 and $4.03, respectively.
Directors Stock Purchase Plan (“Directors Plan”): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 150,000. Non-employee Directors, during monthly offering periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 8,635 shares and 8,883 shares in 2006 and 2005, respectively. The weighted-average fair value per share of those purchase rights granted in 2006 and 2005 was $6.14 and $3.90, respectively.
Preferred Agents Stock Purchase Plan (“Preferred Agents Plan”): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 600,000. During designated offering periods, eligible Preferred Agents may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of two years from the first day of the offering period. Under the Preferred Agent Plan, the Company issued 60,492 shares in 2006. There were no shares issued during the year ended December 31, 2005. The weighted-average fair value of those purchase rights granted in 2006 was $5.80.
14. Stock Repurchase Authorization
During the three years ended December 31, 2006, there were no repurchases under the Company’s stock repurchase authorization. At December 31, 2006, $45.0 million remains available under a $75.3 million stock purchase authorization.
15. Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options, stock settled appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock Purchase Plan, Nonqualified Employee Stock Purchase Plan, and Directors Stock Purchase Plan based on fair values. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and SARS was $7.3 million, before income taxes for the year ended December 31, 2006. During the year ended December 31, 2005, no share-based compensation expense related to stock options was recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). During the year ended December 31, 2006, share-based compensation expense related to restricted stock grants and employee and director stock purchase plans was $2.7 million. During the year ended December 31, 2005, share-based compensation expense related to restricted stock grants was $0.4 million under APB 25.
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
As the share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, forfeitures were estimated based on historical experience.
SFAS 123(R) requires that share-based compensation cost is recorded in the financial statements in the same classifications as the related employees’ cash compensation. Accordingly, upon adoption of SFAS 123(R), a portion of the share-based compensation cost related to unvested awards and new awards has been capitalized as part of the Company’s Deferred Acquisition Costs. As of December 31, 2006, approximately $2.3 million of share-based compensation cost is included in Deferred Acquisition Costs on the Consolidated Balance Sheet. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, share-based compensation costs were not capitalized.
The effect of recording share-based compensation expense for the year ended December 31, 2006 is as follows:

For the Year Ended
(In thousands, except per share amounts)	December 31, 2006
Stock-based compensation expense	$10,028
Tax benefit	(3,510)

Net decrease in net income	$6,518

Stock-based compensation cost capitalized (gross of amortization) as deferred acquisition costs	$4,634

Effect on:
Cash flows from operating activities	$1,531
Cash flows from financing activities	$8,646

Effect on:
Net earnings per share — Basic	$0.09
Net earnings per share — Diluted	$0.01
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

	For the Year Ended December 31,
(In thousands, except per share amounts)	2005	2004
Net income, as reported	$156,688	$83,683
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(6,354)	(4,107)

Pro forma net income	$150,334	$79,576

Net earnings per share — Basic:
As reported	$2.29	$1.26
Pro forma	$2.19	$1.20

Net earnings per share — Diluted:
As reported	$2.14	$1.20
Pro forma	$2.06	$1.14
16. Reinsurance
In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders. The loss and loss adjustment expense reserves ceded under such arrangements were $187.8 million and $304.8 million as of December 31, 2006 and 2005, respectively.
The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance receivables (excluding amounts ceded to voluntary and mandatory pool mechanisms) that are with reinsurers rated “A” (Excellent) or better by A.M. Best Company or are fully collateralized was 92.4% and 89.7% as of December 31, 2006 and 2005, respectively.
As of December 31, 2006, the Company did not have any aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from any reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and unearned premium less reinsurance receivables secured by collateral.
The effect of reinsurance on premiums written and earned is as follows (in thousands):

	Written	Earned
For the Year Ended December 31, 2006:
Direct Business	$1,488,839	$1,361,057
Reinsurance Assumed	4,409	4,301
Reinsurance Ceded	210,384	196,056

Net Premiums	$1,282,864	$1,169,302

Reinsurance Assumed as a Percentage of Net	0.3%	0.4%

For the Year Ended December 31, 2005:
Direct Business	$1,260,693	$1,161,284
Reinsurance Assumed	4,222	4,012
Reinsurance Ceded	154,144	188,649

Net Premiums	$1,110,771	$976,647

Reinsurance Assumed as a Percentage of Net	0.4%	0.4%

For the Year Ended December 31, 2004:
Direct Business	$1,166,966	$1,055,152
Reinsurance Assumed	4,351	6,905
Reinsurance Ceded	256,785	291,809

Net Premiums	$914,532	$770,248

Reinsurance Assumed as a Percentage of Net	0.5%	0.9%

17. Compensation Plans
The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 75% of the participant’s pre-tax contribution, subject to a maximum of 6% of the participant’s eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company’s contribution upon completion of four years of service. The Company’s total contributions to the plan were $1.8 million, $1.3 million and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.
The Company sponsors an unfunded nonqualified key employee deferred compensation plan. Under the plan, deferred compensation benefits are provided through deferrals of base salary and bonus compensation (“Employee Deferrals”) and discretionary contributions by the Company (“Employer Contributions”) for a select group of management and highly compensated employees of the Company and its subsidiaries. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s interest in the portion of his or her plan deferral account that is attributable to Employee Deferrals are fully vested at all times. That portion of a participant’s plan deferral account attributable to Employer Contributions generally will vest over the course of a five year period beginning on the last day of the first year after the plan year for which the Employer Contribution was made. The amounts in each participant’s plan deferral account represent an obligation of the Company to pay the participant at some time in the future. The Company had a deferred compensation obligation pursuant to the plan amounting to $6.8 million and $4.7 million as of December 31, 2006 and 2005, respectively.
The Company also sponsors an unfunded nonqualified executive deferred compensation plan. Under the plan, deferred compensation benefits are provided by the Company through deferrals of base salary and bonus compensation for management and highly compensated executives designated by the Board of Directors. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s benefit under the plan is the amount of such participant’s plan deferral amount. The Company had a deferred compensation obligation pursuant to the plan amounting to $3.8 million and $3.6 million as of December 31, 2006 and 2005, respectively.

18. Commitments and Contingencies
The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company also is not involved in any pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.
Operating Leases:
The Company currently leases office space to serve as its headquarters location and 38 field offices for its production marketing and underwriting personnel. In addition, the Company leases certain computer equipment and licenses certain computer software. Rental expense for operating leases was $5.5 million, $5.1 million and $4.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.
The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 were as follows (in thousands):

Year Ending December 31:
2007	$4,970
2008	5,245
2009	4,722
2010	4,132
2011 and Thereafter	10,862

Total Minimum Payments Required	$29,931

Open Commitments:
At December 31, 2006 the Company has open commitments of $5.4 million under certain limited partnership, information technology and corporate sponsorship agreements.
Credit Agreement:
On June 30, 2006, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time, with a maturity date of June 29, 2007. The Credit Agreement contains an annual commitment fee of 8.0 basis points per annum on the unused commitments under the Credit Agreement. As of December 31, 2006, no borrowings have been made by the Company under this Credit Agreement.
Each loan under the Facility will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.40% or (ii) the higher of the Administrative Agent and Lender’s prime rate and the Federal Funds rate plus 0.50%. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of December 31, 2006, the Company was in compliance with all covenants contained in the Credit Agreement.
State Insurance Guaranty Funds:

As of December 31, 2006 and December 31, 2005, included in Other Liabilities in the Consolidated Balance Sheets were $15.1 million and $12.8 million, respectively, of liabilities for state guaranty funds. As of December 31, 2006 and December 31, 2005, included in Other Assets in the Consolidated Balance Sheets were $0.2 million and $0.1 million, respectively, of related assets for premium tax offsets or policy surcharges, The related asset is limited to the amount that is determined based upon policy surcharges from policies in force.
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
Florida Citizens reported a deficit for the 2004 plan year. During 2005, the Company recognized a pre-tax $3.9 million net (of reinsurance recoveries) assessment expense for Florida Citizen’s amounts assessed and paid during 2005. Any recoupments of the Florida Citizens assessment through future policy surcharges are allocated between the Company and its reinsurers. Recoupments are recorded by the Company as the related premiums are written. During the year ended December 31, 2006, the Company recognized a pre-tax reduction to its net (of reinsurance recoveries) expense related to the Florida Citizens 2004 plan year of $1.6 million attributable to policyholder surcharge recoupments.
During 2005, Florida Citizens also reported losses from Hurricane Wilma, which followed the deficit for the 2004 plan year, and announced that a future assessment as a result of Florida Citizens’ current financial deficit was both probable and could be reasonably estimated. As of December 31, 2005, the Company accrued its estimated gross (of reinsurance recoveries) assessment of $12.4 million, which represented its portion of the maximum regular assessment available to Florida Citizens, and resulted in a $2.0 million net (of reinsurance recoveries) assessment expense during 2005. During 2006, the Florida legislature approved a $715 million budget appropriation to be used to reduce the Florida Citizens deficit. As a result, during 2006, the Company reduced its accrual of its estimated gross (of reinsurance recoveries) assessment to $2.7 million, which represents its portion of the regular assessment for the Florida Citizens 2005 plan year. During the year ended December 31, 2006, the Company recognized a pre-tax reduction to its net (of reinsurance recoveries) expense related to this assessment of $1.8 million due to the impact of the budget appropriation noted above and changes in related reinsurance recoveries resulting from updated estimates of 2005 hurricane losses reported by Florida Citizens during 2006.
In addition to Florida Citizens, the Company continues to monitor developments with respect to various other state facilities such as the Mississippi Windstorm Underwriting Association and the Texas Windstorm Insurance Association. The ultimate impact of the 2005 hurricane season on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated by the facility. They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting the Company’s results of operations.
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
19. Summary of Quarterly Financial Information — Unaudited
The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2006 and 2005 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006 (1)	2006 (1)	2006 (1)	2006 (1)
Net Earned Premiums	$276,546	$288,794	$296,366	$307,596
Net Investment Income	$20,062	21,677	$23,833	$26,127
Net Realized Investment Gain (Loss)	$(394)	$(2,412)	$(6,976)	$(79)
Net Loss and Loss Adjustment Expenses	$143,665	$108,755	$84,706	$131,086
Acquisition Costs and Other Underwriting Expenses	$77,017	$85,337	$89,052	$86,861
Net Income	$50,321	$74,857	$89,890	$73,781
Basic Earnings Per Share	$0.73	$1.07	$1.28	$1.05
Diluted Earnings Per Share	$0.70	$1.03	$1.22	$1.00
Weighted-Average Common Shares Outstanding	69,377,774	69,775,336	69,991,728	70,029,636
Weighted-Average Share Equivalents Outstanding	2,982,230	2,721,730	3,488,999	3,887,446

Weighted-Average Shares and Share Equivalents Outstanding	72,360,004	72,497,066	73,480,727	73,917,082

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005 (2)(3)	2005 (2)(3)	2005 (2)(3)	2005 (2)(3)
Net Earned Premiums	$236,755	$233,136	$244,770	$261,986
Net Investment Income	$13,491	15,373	$16,979	$17,866
Net Realized Investment Gain (Loss)	$10,798	$296	$1,097	$(2,582)
Net Loss and Loss Adjustment Expenses	$126,471	$115,802	$141,859	$119,874
Acquisition Costs and Other Underwriting Expenses	$63,948	$57,826	$67,542	$74,443
Goodwill Impairment Loss	$—	$—	$—	$25,724
Net Income	$45,571	$47,140	$35,090	$28,887
Basic Earnings Per Share	$0.68	$0.68	$0.51	$0.42
Diluted Earnings Per Share	$0.64	$0.64	$0.48	$0.39
Weighted-Average Common Shares Outstanding	67,273,227	68,858,718	69,008,412	69,041,580
Weighted-Average Share Equivalents Outstanding	4,310,019	4,461,048	4,368,114	4,925,142

Weighted-Average Shares and Share Equivalents Outstanding	71,583,246	73,319,766	73,376,526	73,966,722

(1)	Net Realized Investment Gain (Loss) for the three months ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 includes non-cash realized losses of $0.7 million, $0.6 million, $5.7 million, and $1.8 million, respectively, as a result of impairment evaluations.

(2)	Net Earned Premiums for the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 includes accrued profit commissions on certain reinsurance contracts of $1.3 million, $1.2 million, $0.8 million and $0.7 million, respectively.

(3)	Net Realized Investment Gain (Loss) for the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 includes non-cash realized losses of $0.1 million, $0.1 million, $0.1 million, and $1.9 million, respectively, as a result of impairment evaluations.
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
Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total
2006:
Gross Written Premiums	$1,169,468	$227,567	$96,213	$—	$1,493,248

Net Written Premiums	$1,080,248	$181,358	$21,258	$—	$1,282,864

Revenue:
Net Earned Premiums	$966,281	$173,974	$29,047	$—	$1,169,302
Net Investment Income	—	—	—	91,699	91,699
Net Realized Investment Loss	—	—	—	(9,861)	(9,861)
Other Income	—	—	2,031	599	2,630

Total Revenue	966,281	173,974	31,078	82,437	1,253,770

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	343,575	109,462	15,175	—	468,212
Acquisition Costs and Other Underwriting Expenses	—	—	—	338,267	338,267
Other Operating Expenses	—	—	1,407	11,230	12,637

Total Losses and Expenses	343,575	109,462	16,582	349,497	819,116

Income Before Income Taxes	622,706	64,512	14,496	(267,060)	434,654
Total Income Tax Expense	—	—	—	145,805	145,805

Net Income	$622,706	$64,512	$14,496	$(412,865)	$288,849

Total Assets	$—	$—	$133,182	$3,305,355	$3,438,537

2005:
Gross Written Premiums	$960,344	$205,306	$99,265	$—	$1,264,915

Net Written Premiums	$904,707	$159,112	$46,952	$—	$1,110,771

Revenue:
Net Earned Premiums	$778,407	$151,678	$46,562	$—	$976,647
Net Investment Income	—	—	—	63,709	63,709
Net Realized Investment Gain	—	—	—	9,609	9,609
Other Income	—	—	943	521	1,464

Total Revenue	778,407	151,678	47,505	73,839	1,051,429

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	375,590	93,824	34,592	—	504,006
Acquisition Costs and Other Underwriting Expenses	—	—	—	263,759	263,759
Other Operating Expenses	—	—	370	16,754	17,124
Goodwill Impairment Loss	—	—	25,724	—	25,724

Total Losses and Expenses	375,590	93,824	60,686	280,513	810,613

Income Before Income Taxes	402,817	57,854	(13,181)	(206,674)	240,816
Total Income Tax Expense	—	—	—	84,128	84,128

Net Income	$402,817	$57,854	$(13,181)	$(290,802)	$156,688

Total Assets	$—	$—	$227,122	$2,700,704	$2,927,826

2004:
Gross Written Premiums	$874,018	$184,419	$112,880	$—	$1,171,317

Net Written Premiums	$720,639	$154,130	$39,763	$—	$914,532

Revenue:
Net Earned Premiums	$614,151	$134,050	$22,047	$—	$770,248
Net Investment Income	—	—	—	43,490	43,490
Net Realized Investment Gain	—	—	—	761	761
Other Income	—	—	3,426	931	4,357

Total Revenue	614,151	134,050	25,473	45,182	818,856

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	303,847	123,597	48,671	—	476,115
Acquisition Costs and Other Underwriting Expenses	—	—	—	214,369	214,369
Other Operating Expenses	—	—	1,969	7,470	9,439

Total Losses and Expenses	303,847	123,597	50,640	221,839	699,923

Income Before Income Taxes	310,304	10,453	(25,167)	(176,657)	118,933
Total Income Tax Expense	—	—	—	35,250	35,250

Net Income	$310,304	$10,453	$(25,167)	$(211,907)	$83,683

Total Assets	$—	$—	$248,031	$2,237,625	$2,485,656

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed with the objective of providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

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

(c)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	The information required by this Item is incorporated by reference to the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.
(b)	The information required by this Item is incorporated by reference to the Proxy Statement under the caption “Equity Compensation Plan Information”.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV
Item 15. — EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) Financial Statements and Exhibits
     1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 51 are filed as part of this Report.
     2. Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.		Description

3.1	A	Articles of Incorporation of Philadelphia Insurance, as amended to date.

3.1.1	A	Amendment to Articles of Incorporation of Philadelphia Insurance.

3.1.2	G	Amendment to Articles of Incorporation, Philadelphia Consolidated Holding Corp.

3.2	A	By-laws of Philadelphia Insurance, as amended to date.

3.21	P	By-Laws of Philadelphia Consolidated Holding Corp. (as Amended through April 29, 2005).

3.22	Q	Amendment to the Company’s bylaws effective as of April 29, 2005.

10.1	A	General Agency Agreement, effective December 1, 1987, between MIA and Providence Washington Insurance Company, as amended to date, together with related Quota Share Reinsurance Agreements, as amended to date.

10.2	A(1)	Wheelways Salary Savings Plus Plan Summary Plan Description.

10.3	A	Key Man Life Insurance Policies on James J. Maguire

10.4	A	Tax Sharing Agreement, dated July 16, 1987, between Philadelphia Insurance and PIC, as amended to date.

10.5	A	Tax Sharing Agreement, dated November 1, 1986, between Philadelphia Insurance and PIIC, as amended to date.

10.6	C (1)	Management Agreement dated May 20, 1991, between PIIC and MIA, as amended September 25, 1996.

10.7	C (1)	Management Agreement dated October 23, 1991, between PIC and MIA, as amended September 25, 1996.

10.8	B (1)	Employee Stock Purchase Plan.

10.9	B (1)	Cash Bonus Plan.

10.10	B (1)	Executive Deferred Compensation Plan.

10.11	D (1)	Directors Stock Purchase Plan

10.12	E	Casualty Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Property Per Risk Excess of Loss Reinsurance Agreement effective January 1, 1997 and Property Facultative Excess of Loss Automatic Reinsurance Agreement effective January 1, 1997.

10.13	E	Automobile Leasing Residual Value Excess of Loss Reinsurance Agreement effective January 1, 1997, together with Second Casualty Excess of Loss Reinsurance Agreement, effective January 1, 1997.

10.14	F	Plan and Agreement of Merger Between Philadelphia Consolidated Holding Corp. and The Jerger Co. Inc.

Exhibit No.		Description
10.15	G(1)	Philadelphia Insurance Companies Non Qualified Employee Stock Purchase Plan — incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (file no. 333-91216) filed with the Securities and Exchange Commission on June 26, 2002.

10.16	G (1)	Philadelphia Insurance Companies Key Employee Deferred Compensation Plan — incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (file no. 333-90534) filed with the Securities and Exchange Commission on June 14, 2002.

10.17	H (1)	Employment Agreement with James J. Maguire effective June 1, 2002.

10.18	I	AQS, Inc. Software License Agreement, dated October 1, 2002.

10.19	J	Florida Hurricane Catastrophe Fund Reimbursement Contract Effective June 1, 2003.

10.20	K	Quota Share Reinsurance Contract with Swiss Reinsurance America Corporation effective May 15, 2003 covering policies within the Custom Harvest Program.

10.21	K	Excess of Loss Agreement of Reinsurance No. 9034 with General Reinsurance Corporation effective January 1, 2003.

10.22	K	Addendum No. 3 to the Casualty Excess of Loss Reinsurance Agreement No. TC988A, B with Swiss Reinsurance American Corporation effective January 1, 2003.

10.23	K	Property Excess of Loss Agreement of Reinsurance No. TP1600E with Swiss Reinsurance America Corporation effective January 1, 2003.

10.24	K	Casualty Excess of Loss Reinsurance Contract with American Re-Insurance Company, Converium Reinsurance (North America) Inc., Endurance Specialty Insurance Limited, Liberty Mutual Insurance Company effective January 1, 2003.

10.25	L	Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015555 and Philadelphia Indemnity Insurance Company Master Policy PHUB015555-01.

10.26	L	Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015557 and Philadelphia Indemnity Insurance Company Master Policy PHUB015557-01.

10.27	L	Non Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and Liabilities Agreement (s) effective June 1, 2003.

10.28	L	Florida Commercial Excess Catastrophe Reinsurance Contract with the Subscribing Reinsurer (s) Executing the Interests and Liabilities Agreement (s) effective June 1, 2003.

10.29	L	Excess Catastrophe Reinsurance Contract with Federal Insurance Company through Chubb Re, Inc. effective June 1, 2003.

10.30	M	Whole Account Net Quota Share Reinsurance Contract effective as of January 1, 2004 (Addendum No. 1)

10.31	M	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective as of June 1, 2004

10.32	M	Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2004

10.33	M	Property Per Risk 1st and 2nd Excess Reinsurance Contract effective as of January 1, 2004 (Endorsement No.

10.34	M(1)	Amended and Restated Employment Agreement with James J. Maguire effective as of January 1, 2004

10.35	N	Gap Quota Share Reinsurance Contract effective as of April 1, 2004

Exhibit No.		Description
10.36	N	Casualty (Clash) Excess of Loss effective January 1, 2004

10.37	N	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Liberty American Insurance Company)

10.38	N	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Mobile USA Insurance Company)

10.39	O	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004.

10.40	O	Underlying Excess Catastrophe and Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004.

10.41	O	35% Florida Only Third and Fourth Catastrophe Event Reinsurance Contract effective September 2, 2004.

10.42	O	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective September 3, 2004.

10.43	P	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.44	P	$50 million excess of $90 million Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.45	P	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective September 1, 2004 with the Subscribing Reinsurers.

10.46	P	$5 million excess of $190 million Florida Only Catastrophe Excess Reinsurance Contract effective September 10, 2004 with the Subscribing Reinsurers.

10.47	P	Underlying Excess Catastrophe Reinsurance Contract effective July 1, 2004 with the Subscribing Reinsurers.

10.48	P	Casualty Excess of Loss Contract effective January 1, 2005 with Swiss Reinsurance America Corporation.

10.49	P	Addendum Number 2 to the Property Excess of Loss Contract effective January 1, 2005 with Swiss Reinsurance America Corporation.

10.50	P	Endorsement No. 2 to the Property Per Risk 1 st and 2 nd Excess Reinsurance Contract effective January 1, 2005 with General Reinsurance Corporation.

10.51	Q	Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.52	Q	65% Florida Only Third and Fourth Event Excess Catastrophe Reinsurance Contract effective September 1, 2004 with the Subscribing Reinsurers.

10.53	Q	$45 million excess of $195 million Florida Only Catastrophe Reinsurance Contract effective September 10, 2004 with the Subscribing Reinsurers.

10.54	Q	$6.5 million excess of $3.5 million Florida Only Fifth Event Catastrophe Reinsurance Contract effective September 24, 2004 with the Subscribing Reinsurers.

10.55	Q	$50 million excess of $240 million Florida Only Catastrophe Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.56	Q	$40 million excess of $50 million Florida Only Third Event Catastrophe Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.57	Q	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.58	Q	Florida Hurricane Catastrophe Fund Reinsurance Contract effective June 1, 2005 (Liberty American Insurance Company)

10.59	Q	Florida Hurricane Catastrophe Fund Reinsurance Contract effective June 1, 2005 (Mobile USA Insurance Company)

Exhibit No.		Description
10.60	Q	Third Event Catastrophe Reinsurance Contract effective September 3, 2004 with the Subscribing Reinsurers for 50% share.

10.61	Q	Third Event Catastrophe Reinsurance Contract effective September 3, 2004 with the Subscribing Reinsurers for 50% share.

10.62	Q (1)	Amendment and Restatement of the Company’s Employees’ Stock Incentive and Performance Based Compensation Plan.

10.63	Q (1)	Form of Stock Option Award Agreement.

10.64	Q (1)	Form of Restricted Stock Award Agreement.

10.65	R	Casualty Excess of Loss Reinsurance Contract and Endorsement No. 1 effective January 1, 2005. The participating reinsurers are Ace Property & Casualty Insurance Company, Allied World Assurance Company, Ltd., Liberty Mutual Insurance Company, Max Re Ltd.

10.66	R	Florida Only Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005. The participating reinsurers are ACE Tempest Reinsurance LTD, Aspen Insurance UK LTD, AXIS Specialty Limited, Hannover Re (Bermuda) Ltd., Rosemont Reinsurance LTD, Syndicate #0958 and Syndicate #2001 at varying levels of participation.

10.67	R	Professional Liability Insurance Quota Share Contract effective July 1, 2005 with Cumis Insurance Society, Inc.

10.68	S	Lease Agreement dated as of March 1, 2006 between Bala Plaza Property, Inc., and Philadelphia Consolidated Holding Corp.

10.69	T	Excess Catastrophe Reinsurance Contract effective June 1, 2005.

10.70	T	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2005.

10.71	T	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005.

10.72	T	2004 Whole Account Net Quota Share Reinsurance Commutation and Release Agreement effective January 1, 2006 with Federal Insurance Company, through Chubb Re, Inc.

10.73	T	2004 Whole Account Net Quota Share Reinsurance Commutation and Release Agreement effective January 1, 2006 with Swiss Reinsurance America Corporation

10.74	T	Casualty Excess of Loss Reinsurance Agreement effective January 1, 2006 – 80% Placement via Willis Re Inc.

10.75	T	Property Third and Fourth Excess of Loss Reinsurance Agreement effective January 1, 2006 – 50% Placement via Willis Re Inc.

10.76	U	Credit Agreement dated as of June 30, 2006

10.77	V	Casualty (Clash) Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation effective January 1, 2006

10.78	V	Addendum No. 3 to the 3rd and 4th Property Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation — 50% Placement — effective January 1, 2006

10.79	V	Casualty Excess of Loss Reinsurance Contract effective January 1, 2006 — 20% Placement with Employers Reinsurance Corporation

10.80	V	Endorsement No. 4 to the Property Per Risk 1st and 2nd Excess of Loss and Terrorism Reinsurance Contract with General Reinsurance Corporation effective January 1, 2006

Exhibit No.		Description
10.81	V	Commutation and Release Agreement with Trenwick America Reinsurance Corporation

10.82	V	$6,150,000 Excess $10,000,000 Catastrophe Reinsurance Contract with Aspen Insurance Limited effective June 1, 2006

10.83	V	First Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2006 (Liberty American and Liberty American Select Insurance Companies)

10.84	V	Second and Third Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2006 (Liberty American and Liberty American Select Insurance Companies)

10.85	V	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendum No. 1 effective June 1, 2006 (Liberty American Insurance Company)

10.86	V	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendums No. 1 and No. 2 effective June 1, 2006 (Liberty American Select Insurance Company)

10.87	W(1)	Form of Performance Share Award Agreement

10.88	W(1)	James J. Maguire, Jr. Employment Agreement

10.89	W(1)	Sean S. Sweeney Employment Agreement

10.90	W(1)	Craig P. Keller Employment Agreement

10.91	W(1)	Christopher J. Maguire Employment Agreement

10.92	W(1)	Form of Stock Appreciation Right Award Agreement

10.93	X(1)	James J. Maguire, Jr. 2006 Grant of Stock Appreciation Rights

10.94	X(1)	Sean S. Sweeney 2006 Grant of Stock Appreciation Rights

10.95	X(1)	Craig P. Keller 2006 Grant of Stock Appreciation Rights

10.96	X(1)	Christopher J. Maguire 2006 Grant of Stock Appreciation Rights

10.97	X	Excess Catastrophe Reinsurance Contract effective June 1, 2006

21	X	List of Subsidiaries of the Registrant.

23	X	Consent of Independent Registered Public Accounting Firm

24	A	Power of Attorney

31.1	X	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	X	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	X	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	X	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to the Exhibit filed with the Registrant’s Form S-1 Registration Statement under the Securities Act of 1933 (Registration No. 33-65958).

B	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated by reference.

C	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

D	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.

E	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

F	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

G	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference.

H	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference.

I	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

J	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference.

K	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference.

L	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference.

M	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated by reference.

N	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated by reference.

O	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference.

P	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated by reference.

Q	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated by reference.

R	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference.

S	Filed as an Exhibit to the Company’s Form 8-K dated March 21, 2006 and incorporated by reference.

T	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated by reference.

U	Filed as an Exhibit to the Company’s Form 8-K dated July 6, 2006 and incorporated by reference.

V	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference.

W	Filed as an Exhibit to the Company’s Form 8-K dated February 22, 2007 and incorporated by reference.

X	Filed herewith.

(1)	Compensatory Plan or Arrangement, or Management Contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Philadelphia Consolidated Holding Corp.

By: James J. Maguire, Jr.
James J. Maguire, Jr.
President and Chief Executive Officer
February 27, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

James J. Maguire, Jr.	President & Chief Executive Officer,	February 27, 2007
James J. Maguire, Jr.	(Principal Executive Officer)

Craig P. Keller	Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	February 27, 2007
Craig P. Keller	(Principal Financial and Accounting Officer)

James J. Maguire	Chairman of the Board of	February 27, 2007
James J. Maguire	Directors

Sean S. Sweeney	Executive Vice President, Director	February 27, 2007
Sean S. Sweeney

Aminta Hawkins Breaux	Director	February 27, 2007
Aminta Hawkins Breaux

Michael J. Cascio	Director	February 27, 2007
Michael J. Cascio

Elizabeth H. Gemmill	Director	February 27, 2007
Elizabeth H. Gemmill

Michael J. Morris	Director	February 27, 2007
Michael J. Morris

Shaun F. O’Malley	Director	February 27, 2007
Shaun F. O’Malley

Donald A. Pizer	Director	February 27, 2007
Donald A. Pizer

Ronald R. Rock	Director	February 27, 2007
Ronald R. Rock

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule I — Summary of Investments — Other than Investments in Related Parties
As of December 31, 2006
(Dollars in Thousands)

		COLUMN C	COLUMN D
		Estimated	Amount at which
COLUMN A	COLUMN B	Market	shown in the
Type of Investment	Cost *	Value	Balance Sheet
Fixed Maturities:
Bonds:
United States Government and Government Agencies and Authorities	$445,675	$440,710	$440,710
States, Municipalities and Political Subdivisions	1,001,777	1,003,362	1,003,362
Public Utilities	16,835	16,406	16,406
All Other Corporate Bonds	671,944	669,131	669,131

Total Fixed Maturities	2,136,231	2,129,609	2,129,609

Equity Securities:
Common Stocks:
Public Utilities	11,451	13,581	13,581
Banks, Trust and Insurance Companies	28,056	32,339	32,339
Industrial, Miscellaneous and all other	219,677	258,113	258,113

Total Equity Securities	259,184	304,033	304,033

Total Investments	$2,395,415	$2,433,642	$2,433,642

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.
See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II
Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(In Thousands, Except Share Data)

	As of December 31,
	2006	2005
ASSETS
Cash and Cash Equivalents	$188	$196
Equity in and Advances to Unconsolidated Subsidiaries (a)	1,168,524	815,735
Income Taxes Recoverable	—	1,266

Total Assets	$1,168,712	$817,197

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other Liabilities	$1,445	$701

Total Liabilities	1,445	701

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 70,848,482 and 69,266,016 Shares Issued and Outstanding	376,986	332,757
Notes Receivable from Shareholders	(17,074)	(7,217)
Accumulated Other Comprehensive Income (Loss)	24,848	(2,702)
Retained Earnings	782,507	493,658

	1,167,267	816,496

Total Liabilities and Shareholders’ Equity	$1,168,712	$817,197

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Operations
(In Thousands)

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Dividends from Subsidiaries (a)	$7,645	$35,797	$11,838
Net Realized Investment Loss	—	(3,148)	—

Total Revenue	7,645	32,649	11,838

Other Expenses	3,511	3,385	2,573

Total Expenses	3,511	3,385	2,573

Income, Before Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries	4,134	29,264	9,265
Income Tax Benefit	(884)	(2,287)	(901)

Income, Before Equity in Earnings of Unconsolidated Subsidiaries	5,018	31,551	10,166
Equity in Earnings of Unconsolidated Subsidiaries	283,831	125,137	73,517

Net Income	$288,849	$156,688	$83,683

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

See Notes to Consolidated Financial Statements included in Item 8.
Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Cash Flows
(In Thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net Income	$288,849	$156,688	$83,683
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Earnings of Unconsolidated Subsidiaries	(283,831)	(125,137)	(73,517)
Net Realized Investment Loss	—	3,148	—
Change in Other Liabilities	744	218	56
Change in Other Assets	—	—	1
Change in Income Taxes Recoverable	11,442	(2,147)	(401)
Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	—	6,952	1,031
Fair Value of Stock Based Compensation	12,511	—	—
Excess Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	(8,646)	—	—

Net Cash Provided by Operating Activities	21,069	39,722	10,853

Cash Flows Used by Investing Activities:
Net Transfers to Subsidiaries (a)	(41,408)	(67,141)	(21,577)
Settlement of Cash Flow Hedge	—	(3,148)	—

Net Cash Used by Investing Activities	(41,408)	(70,289)	(21,577)

Cash Flows From Financing Activities:
Proceeds from Exercise of Employee Stock Options	6,697	4,582	1,151
Proceeds from Collection of Notes Receivable	2,534	2,343	2,305
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	7,130	23,721	7,260
Excess Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	8,646	—	—
Cost of Shares Withheld to Satisfy Minimum Required Tax Withholding Obligation Arising Upon Exchange of Options	(4,676)	—	—

Net Cash Provided by Financing Activities	20,331	30,646	10,716

Net Increase (Decrease) in Cash and Equivalents	(8)	79	(8)
Cash and Cash Equivalents at Beginning of Year	196	117	125

Cash and Cash Equivalents at End of Year	$188	$196	$117

Cash Dividends Received From Unconsolidated Subsidiaries	$7,645	$35,797	$11,838

Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange for Notes Receivable	$12,391	$4,095	$2,326

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule III — Supplementary Insurance Information
As of and For the Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

		COLUMN C
		Future Policy		COLUMN E			COLUMN H	COLUMN I
	COLUMN B	Benefits,		Other Policy			Benefits,	Amortization of
	Deferred Policy	Losses, Claims	COLUMN D	Claims and	COLUMN F	COLUMN G	Claims, Losses,	Deferred Policy	COLUMN J	COLUMN K
COLUMN A	Acquisition	and Loss	Unearned	Benefits	Premium	Net Investment	and Settlement	Acquisition	Other Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2006:
Commercial Lines	$—	$904,521	$603,822		$966,281	$—	$343,575	$—	$—	$1,080,248
Specialty Lines	—	355,275	107,504		173,974	—	109,462	—	—	181,358
Personal Lines	—	23,442	48,032		29,047	—	15,175	—	—	21,258
Corporate	158,805	—	—		—	91,699	—	283,692	54,575	—

Total	$158,805	$1,283,238	$759,358		$1,169,302	$91,699	$468,212	$283,692	$54,575	$1,282,864

2005:
Commercial Lines	$—	$859,209	$481,568		$778,407	$—	$375,590	$—	$—	$904,707
Specialty Lines	—	306,765	97,028		151,678	—	93,824	—	—	159,112
Personal Lines	—	79,789	52,872		46,562	—	34,592	—	—	46,952
Corporate	129,486	—	—		—	63,709	—	208,914	54,845	—

Total	$129,486	$1,245,763	$631,468		$976,647	$63,709	$504,006	$208,914	$54,845	$1,110,771

2004:
Commercial Lines	$—	$633,859	$395,035		$614,151	$—	$303,847	$—	$—	$720,639
Specialty Lines	—	228,269	85,981		134,050	—	123,597	—	—	154,130
Personal Lines	—	134,539	50,833		22,047	—	48,671	—	—	39,763
Corporate	91,647	—	—		—	43,490	—	131,557	82,812	—

Total	$91,647	$996,667	$531,849		$770,248	$43,490	$476,115	$131,557	$82,812	$914,532

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule IV — Reinsurance
Earned Premiums
For the Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Ceded to	Assumed		Percentage of
	Gross	Other	from Other		Amount
	Amount	Companies	Companies	Net Amount	Assumed to Net
2006

Property and Casualty Insurance	$1,361,057	$196,056	$4,301	$1,169,302	0.4%

2005

Property and Casualty Insurance	$1,161,284	$188,649	$4,012	$976,647	0.4%

2004

Property and Casualty Insurance	$1,055,152	$291,809	$6,905	$770,248	0.9%

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule VI — Supplemental Information Concerning Property — Casualty Insurance Operations
As of and For the Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands)

							Claims and Claims
							Adjustment Expenses
							Incurred Related to
										Paid Claims
		Reserve for Unpaid	Discount if		Net	Net	(1)	(2)	Amortization of	and Claim
Affiliation with	Deferred Policy	Claims and Claim	Any deducted	Unearned	Earned	Investment	Current	Prior	deferred policy	Adjustment	Net Written
Registrant	Acquisition Costs	Adjustment Expenses	in Column C	Premiums	Premiums	Income	Year	Year	acquisition costs	Expenses	Premiums
COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
Consolidated Property – Casualty Entities

December 31, 2006	$158,805	$1,283,238	$0	$759,358	$1,169,302	$91,699	$559,647	$(91,435)	$283,692	$313,778	$1,282,864

December 31, 2005	$129,486	$1,245,763	$0	$631,468	$976,647	$63,709	$533,906	$(29,900)	$208,914	$234,730	$1,110,771

December 31, 2004	$91,647	$996,667	$0	$531,849	$770,248	$43,490	$440,989	$35,126	$131,557	$285,891	$914,532