Form 10-Q
period 2007-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2007-05-07
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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
YES: ☐   NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2007.
Common Stock, no par value, 71,360,730 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended March 31, 2007

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	March 31, 2007	December 31,
	(Unaudited)	2006
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $2,286,438 AND $2,136,231)	$2,282,135	$2,129,609
EQUITY SECURITIES AT MARKET (COST $277,422 AND $259,184)	331,859	304,033

TOTAL INVESTMENTS	2,613,994	2,433,642

CASH AND CASH EQUIVALENTS	138,896	108,671
ACCRUED INVESTMENT INCOME	22,416	20,083
PREMIUMS RECEIVABLE	327,295	346,836
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	261,843	272,798
DEFERRED INCOME TAXES	27,575	26,657
DEFERRED ACQUISITION COSTS	165,216	158,805
PROPERTY AND EQUIPMENT, NET	26,498	26,999
OTHER ASSETS	51,815	44,046

TOTAL ASSETS	$3,635,548	$3,438,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,330,657	$1,283,238
UNEARNED PREMIUMS	775,859	759,358

TOTAL POLICY LIABILITIES AND ACCRUALS	2,106,516	2,042,596
PREMIUMS PAYABLE	67,322	66,827
OTHER LIABILITIES	209,873	161,847

TOTAL LIABILITIES	2,383,711	2,271,270

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 71,211,963 AND 70,848,482 SHARES ISSUED AND OUTSTANDING	386,731	376,986
NOTES RECEIVABLE FROM SHAREHOLDERS	(15,968)	(17,074)
ACCUMULATED OTHER COMPREHENSIVE INCOME	32,587	24,848
RETAINED EARNINGS	848,487	782,507

TOTAL SHAREHOLDERS’ EQUITY	1,251,837	1,167,267

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,635,548	$3,438,537

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
REVENUE:
NET EARNED PREMIUMS	$318,718	$276,546
NET INVESTMENT INCOME	26,973	20,062
NET REALIZED INVESTMENT GAIN (LOSS)	1,757	(394)
OTHER INCOME	830	491

TOTAL REVENUE	348,278	296,705

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	160,519	162,024
NET REINSURANCE RECOVERIES	(10,014)	(18,359)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	150,505	143,665
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	96,904	77,017
OTHER OPERATING EXPENSES	3,155	2,332

TOTAL LOSSES AND EXPENSES	250,564	223,014

INCOME BEFORE INCOME TAXES	97,714	73,691

INCOME TAX EXPENSE (BENEFIT):
CURRENT	36,819	29,124
DEFERRED	(5,085)	(5,754)

TOTAL INCOME TAX EXPENSE	31,734	23,370

NET INCOME	$65,980	$50,321

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
HOLDING INCOME (LOSS) ARISING DURING PERIOD	$8,881	$(5,894)
RECLASSIFICATION ADJUSTMENT	(1,142)	256

OTHER COMPREHENSIVE INCOME (LOSS)	7,739	(5,638)

COMPREHENSIVE INCOME	$73,719	$44,683

PER AVERAGE SHARE DATA:
NET INCOME — BASIC	$0.94	$0.73

NET INCOME — DILUTED	$0.89	$0.70

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	70,148,787	69,377,774
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	4,054,030	2,982,230

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	74,202,817	72,360,004

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Three
	Months Ended
	March 31, 2007	For the Year Ended
	(Unaudited)	December 31, 2006

COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	70,848,482	69,266,016
ISSUANCE (FORFEITURE) OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	(1,701)	613,320
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	365,182	969,146

BALANCE AT END OF PERIOD	71,211,963	70,848,482

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$376,986	$332,757
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS	3	19,521
EFFECTS OF ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	9,571	24,301
OTHER	171	407

BALANCE AT END OF PERIOD	386,731	376,986

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(17,074)	(7,217)
NOTES RECEIVABLE (ISSUED) FORFEITURES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	99	(12,391)
COLLECTION OF NOTES RECEIVABLE	1,007	2,534

BALANCE AT END OF PERIOD	(15,968)	(17,074)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	24,848	(2,702)
OTHER COMPREHENSIVE INCOME, NET OF TAXES	7,739	27,550

BALANCE AT END OF PERIOD	32,587	24,848

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	782,507	493,658
NET INCOME	65,980	288,849

BALANCE AT END OF PERIOD	848,487	782,507

TOTAL SHAREHOLDERS’ EQUITY	$1,251,837	$1,167,267

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$65,980	$50,321
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	(1,757)	394
AMORTIZATION OF INVESTMENT PREMIUMS, NET OF DISCOUNT	1,513	2,905
AMORTIZATION OF INTANGIBLE ASSETS	661	—
DEPRECIATION	1,886	1,383
DEFERRED INCOME TAX BENEFIT	(5,085)	(5,754)
CHANGE IN PREMIUMS RECEIVABLE	19,541	22,459
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	10,955	29,074
CHANGE IN OTHER RECEIVABLES	(2,333)	(34)
CHANGE IN DEFERRED ACQUISITION COSTS	(6,411)	(5,009)
CHANGE IN INCOME TAXES PAYABLE	28,426	19,305
CHANGE IN OTHER ASSETS	433	7,196
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	47,419	24,868
CHANGE IN UNEARNED PREMIUMS	16,501	10,414
CHANGE IN OTHER LIABILITIES	(5,129)	1,313
FAIR VALUE OF STOCK BASED COMPENSATION	3,536	2,921
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	(2,464)	(4,034)

NET CASH PROVIDED BY OPERATING ACTIVITIES	173,672	157,722

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	10,436	46,246
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	60,795	71,740
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	39,042	24,578
COST OF FIXED MATURITIES ACQUIRED	(204,281)	(189,571)
COST OF EQUITY SECURITIES ACQUIRED	(46,366)	(76,994)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(1,385)	(1,393)
PURCHASE OF INTANGIBLES	(7,914)	—

NET CASH USED FOR INVESTING ACTIVITIES	(149,673)	(125,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	2,654	4,224
PROCEEDS FROM COLLECTION OF SHAREHOLDER NOTES RECEIVABLE	1,007	482
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	101	26
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	2,464	4,034

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,226	8,766

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,225	41,094
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	108,671	74,385

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,896	$115,479

NON-CASH TRANSACTIONS:
ISSUANCE (FORFEITURES) OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLAN IN EXCHANGE FOR NOTES RECEIVABLE	$(99)	$(118)
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation
The consolidated financial statements for the quarterly period ended March 31, 2007 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year or any other period.
These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006.
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
The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.5 million and $0.7 million, respectively, for the three months ended March 31, 2007 and 2006. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the three months ended March 31, 2007 or 2006 as a result of the Company’s impairment evaluation for investments in securitized assets.
The following table identifies the period of time securities with an unrealized loss at March 31, 2007 have continuously been in an unrealized loss position. None of the amounts displayed in the table are unrealized losses due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.4% and 23.9%, respectively, of the total estimated fair value, or 2.7% and 30.5%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by Agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Total
March 31, 2007		Unrealized		Unrealized		Unrealized
Fixed Maturities Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$443	$9	$10,096	$165	$10,539	$174
Obligations of States and Political Subdivisions	265,895	1,409	301,076	4,517	566,971	5,926
Corporate and Bank Debt Securities	1,450	—	91,228	1,909	92,678	1,909
Asset Backed Securities	42,219	36	30,841	299	73,060	335
Mortgage Pass-Through Securities	126,803	798	166,864	4,307	293,667	5,105
Collateralized Mortgage Obligations	49,072	88	118,973	1,810	168,045	1,898

Total Fixed Maturities Available for Sale	$485,882	$2,340	$719,078	$13,007	$1,204,960	$15,347

Equity Securities	22,965	1,374	—	—	22,965	1,374

Total Investments	$508,847	$3,714	$719,078	$13,007	$1,227,925	$16,721

The Company’s impairment evaluation as of March 31, 2007 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to interest rate increases. Of the 30 investment positions held, approximately 66.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A+ to Aaa/AAA are generally caused by interest rate increases. Of the 759 investment positions held, approximately 53.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are generally caused by interest rate increases. Of the 104 investment positions held, approximately 79.8% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of March 31, 2007 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 141 investment positions held, approximately 45.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.

Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 137 investment positions held, approximately 56.2% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA to Aaa/AAA are generally caused by interest rate increases. Of the 164 investment positions held, approximately 56.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of March 31, 2007 for equity securities resulted in the conclusion that the Company does not consider the equity securities to be other than temporarily impaired. Of the 3,498 investment positions held, approximately 7.8% were in an unrealized loss position.
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

	Less Than 12 Months		12 Months or More		Total
December 31, 2006		Unrealized		Unrealized		Unrealized
Fixed Maturities Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$1,354	$19	$12,707	$226	$14,061	$245
Obligations of States and Political Subdivisions	164,444	831	321,194	5,020	485,638	5,851
Corporate and Bank Debt Securities	28,439	119	96,794	2,574	125,233	2,693
Asset Backed Securities	45,478	187	31,654	380	77,132	567
Mortgage Pass-Through Securities	109,877	921	174,327	5,026	284,204	5,947
Collateralized Mortgage Obligations	72,686	347	109,789	2,440	182,475	2,787

Total Fixed Maturities Available for Sale	$422,278	$2,424	$746,465	$15,666	$1,168,743	$18,090

Equity Securities	37,371	2,626	—	—	37,371	2,626

Total Investments	$459,649	$5,050	$746,465	$15,666	$1,206,114	$20,716

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
The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”) on January 1, 2007. SFAS No. 155 did not have a material effect on the Company’s consolidated financial condition or results of operations upon adoption.

3.	Restricted Assets
The Insurance Subsidiaries have investments, principally U.S. Treasury securities, Obligations of U.S. Government Corporations and Agencies and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. As of March 31, 2007 and December 31, 2006, the carrying value of the securities on deposit totaled $15.1 million.
4.	Liability for Unpaid Loss and Loss Adjustment Expenses
The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and been reported to the Company and an amount for losses incurred that have not yet been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other internal and external factors. These factors include, but are not limited to, the Company’s growth, changes in the Company’s operations, and legal, social, and economic developments. These estimates are reviewed regularly and any resulting adjustments are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2007, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.
During the three months ended March 31, 2007, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2006 through 2004, and increased the estimated net unpaid loss and loss adjustment expenses for accident years 2003 and prior by the following amounts:

Net Basis
Increase/Decrease
(In millions)

Accident Year 2006	$(7.0)
Accident Year 2005	(4.9)
Accident Year 2004	(3.0)
Accident Year 2003 and prior	2.0

Total	$(12.9)

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for commercial coverages due to better than expected case incurred loss development on property and auto coverages as a result of severity emergence being less than anticipated.
For accident years 2005 and 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates across most commercial coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.
For accident years 2003 and prior, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher estimates for commercial coverages attributable to case incurred loss development above expectations primarily in the automobile leasing product line as a result of severity emergence being higher than anticipated.
5.	Shareholders’ Equity
The Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) (formerly known as Philadelphia Consolidated Holding

Corp. Stock Option Plan) provides incentives and awards to those employees and members of the Board (“participants”) largely responsible for the long term success to the Company. Under the Plan, the Company issued 432,446 and 949,000 stock settled appreciation rights (“SARS”) during the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. The Company also issued 140,847 and 47,080 shares of restricted stock awards during the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.
6.	Earnings Per Share
Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three months ended March 31, 2007 and 2006, respectively (in thousands, except per share data):

	As of and For the Three Months
	Ended March 31,
	2007	2006

Weighted-Average Common Shares Outstanding	70,149	69,378
Weighted-Average Potential Shares Issuable	4,054	2,982

Weighted-Average Shares and Potential Shares Issuable	74,203	72,360

Net Income	$65,980	$50,321

Basic Earnings per Share	$0.94	$0.73

Diluted Earnings per Share	$0.89	$0.70

7.	Income Taxes
On January 1, 2007 the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As a result of the implementation, no adjustment to the beginning balance of retained earnings was deemed necessary. As of January 1, 2007, the Company’s liability for its unrecognized tax benefits was $0.2 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.2 million. There were no material changes to this amount during the quarter ended March 31, 2007.
Interest and penalties accrued for the underpayment of taxes are recorded as a component of income tax expense. The liability for interest and penalties amounted to $1.6 million and $1.8 million as of January 1, 2007 and March 31, 2007, respectively.
The Company and its subsidiaries file Federal and State income tax returns as required, and is subject to Federal and State examinations for tax years 2002 through 2005, and 2003 through 2005, respectively.
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
In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on premiums written and earned is as follows:

(In thousands)
	For the Three Months Ended		For the three Months Ended
	March 31, 2007		March 31, 2006
	Written	Earned	Written	Earned
Direct Business	$393,531	$376,941	$326,677	$316,340
Reinsurance Assumed	583	673	1,365	1,288
Reinsurance Ceded	56,681	58,896	40,086	41,082

Net Premiums	$337,433	$318,718	$287,956	$276,546

9.	Commitments and Contingencies
The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any other pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.
Credit Agreement:
On June 30, 2006, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time, with a maturity date of June 29, 2007. As of March 31, 2007, no borrowings have been made by the Company under this Credit Agreement.
The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of March 31, 2007, the Company was in compliance with all covenants contained in the Credit Agreement.
State Insurance Guaranty Funds:
As of March 31, 2007 and December 31, 2006, included in Other Liabilities in the Consolidated Balance Sheets were $16.5 million and $15.1 million, respectively, of liabilities for state guaranty funds. As of March 31, 2007 and December 31, 2006, included in Other Assets in the Consolidated Balance Sheets were $0.2 million and $0.2 million, respectively, of related assets for premium tax offsets or policy surcharges, The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.
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
Florida Hurricane Catastrophe Fund
The Company and other insurance companies writing residential property policies in Florida must participate in the Florida Hurricane Catastrophe Fund (“FHCF”). If the FHCF does not have sufficient funds to pay its ultimate reimbursement obligations to participating insurance companies, it has the authority to issue bonds, which are funded by assessments on generally all property and casualty premiums in Florida. By law, these assessments are the obligation of insurance policyholders, which insurance companies must collect. The FHCF assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. Upon the order of the Florida Office of Insurance Regulation (“FOIR”), companies are required to collect the FHCF assessments directly from residential property policyholders and remit them to the FHCF as they are collected.

During June 2006, the FOIR approved a 1% emergency assessment effective January 1, 2007 which the Company is required to collect from its policyholders and remit to the FHCF beginning January 1, 2007.

10.	Comprehensive Income

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three months ended March 31, 2007 and 2006 was $4.8 million and $(3.2) million, respectively. The related tax effect of Reclassification Adjustments for the three months ended March 31, 2007 and 2006 was $(0.6) million and $0.1 million, respectively.

11.	Segment Information

The Company’s operations are classified into three reportable business segments: The Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile, specialty property and inland marine, and antique/collector car insurance products; The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional and management liability insurance products; and The Personal Lines Underwriting Group, which has underwriting responsibility for personal property insurance products for the homeowners and manufactured housing market in Florida, and the National Flood Insurance Program for both personal and commercial policyholders. Each business segment’s responsibilities include: pricing, managing the risk selection process, and monitoring the loss ratios by product and insured. The reportable segments operate solely within the United States and have not been aggregated.

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

Following is a tabulation of business segment information for the three months ended March 31, 2007 and 2006. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2007:
Gross Written Premiums	$311,368	$60,743	$22,003	$—	$394,114

Net Written Premiums	$285,422	$50,560	$1,451	$—	$337,433

Revenue:
Net Earned Premiums	$271,905	$45,482	$1,331	$—	$318,718
Net Investment Income	—	—	—	26,973	26,973
Net Realized Investment Gain	—	—	—	1,757	1,757
Other Income	—	—	727	103	830

Total Revenue	271,905	45,482	2,058	28,833	348,278

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	115,467	30,777	4,261	—	150,505
Acquisition Costs and Other Underwriting Expenses	—	—	—	96,904	96,904
Other Operating Expenses	—	—	438	2,717	3,155

Total Losses and Expenses	115,467	30,777	4,699	99,621	250,564

Income (Loss) Before Income Taxes	156,438	14,705	(2,641)	(70,788)	97,714

Total Income Tax Expense	—	—	—	31,734	31,734

Net Income/(Loss)	$156,438	$14,705	$(2,641)	$(102,522)	$65,980

Total Assets	$—	$—	$118,178	$3,517,370	$3,635,548

2006:
Gross Written Premiums	$243,107	$58,068	$26,867	$—	$328,042

Net Written Premiums	$228,119	$45,428	$14,409	$—	$287,956

Revenue:
Net Earned Premiums	$224,370	$39,928	$12,248	$—	$276,546
Net Investment Income	—	—	—	20,062	20,062
Net Realized Investment Loss	—	—	—	(394)	(394)
Other Income	—	—	440	51	491

Total Revenue	224,370	39,928	12,688	19,719	296,705

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	110,798	26,819	6,048	—	143,665
Acquisition Costs and Other Underwriting Expenses	—	—	—	77,017	77,017
Other Operating Expenses	—	—	248	2,084	2,332

Total Losses and Expenses	110,798	26,819	6,296	79,101	223,014

Income (Loss) Before Income Taxes	113,572	13,109	6,392	(59,382)	73,691

Total Income Tax Expense	—	—	—	23,370	23,370

Net Income/(Loss)	$113,572	$13,109	$6,392	$(82,752)	$50,321

Total Assets	$—	$—	$183,674	$2,810,569	$2,994,243

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability and/or the financial condition of the Company. These include, but are not limited to the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
These risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Critical Accounting Estimates
The preparation of the Company’s financial statements and related disclosures in conformity with generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Accounting policies and estimates are periodically reviewed and adjustments are made when facts and circumstances dictate. Critical accounting policies that are affected by accounting estimates include investments — fair value; other than temporary impairments; liability for unpaid loss and loss adjustment expenses; reinsurance receivables; liability for preferred agent profit sharing; and share-based compensation expense. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect the Company’s business, see the Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Results of Operations (Three Months ended March 31, 2007 vs. March 31, 2006)
     Premiums: Premium information for the three months ended March 31, 2007 vs. March 31, 2006 for the Company’s business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total

2007 Gross Written Premiums	$311.4	$60.7	$22.0	$394.1
2006 Gross Written Premiums	$243.0	$58.1	$26.9	$328.0
Percentage Increase (Decrease)	28.1%	4.5%	(18.2)%	20.2%

2007 Gross Earned Premiums	$297.7	$56.8	$23.1	$377.6
2006 Gross Earned Premiums	$240.8	$51.5	$25.3	$317.6
Percentage Increase (Decrease)	23.6%	10.3%	(8.7)%	18.9%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the Company’s condominium association, non-profit, religious organizations, real estate, and sports leagues commercial package product lines as well as the inland marine specialty property product line. These product offerings accounted for approximately $44.5 million of the $68.4 million total commercial lines segment gross written premiums increase.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	The introduction of several new niche product offerings, most notably the antique/collector vehicle product, professional sports and entertainment commercial package product, and the camp operators product. These new product offerings accounted for approximately $14.5 million of the $68.4 million total commercial lines segment gross written premiums increase.

•	Continued expansion of marketing efforts relating to commercial lines and specialty lines products through the Company’s field organization and preferred agents.

•	A new Company branded agent program has been introduced promoting the Company’s product offerings and underwriting philosophy in producers’ offices through regional marketing meetings.

•	An increase to in-force policy counts as of March 31, 2007 versus March 31, 2006 of 76.7% for the commercial lines segment. The introduction of the antique/collector vehicle program accounted for 38.9% of the 76.7% total policy count increase. The other factors discussed above accounted for the remaining 37.8% increase in the policy counts.

•	An increase to in-force policy counts as of March 31, 2007 versus March 31, 2006 of 14.8% for the Specialty Lines segment.
The growth in gross written premiums was partially offset by:
•	A decrease in the renewal retention percentage of the personal lines segment to 69.0% for the first quarter of 2007 compared to 93.0% renewal retention percentage for the first quarter of 2006. The lower renewal retention is primarily attributable to the implementation of rate increases effective September 1, 2006, resulting in part from higher reinsurance costs. These rate increases are subject to reduction pending Florida Office of Insurance Regulation final approval.

•	Restriction of personal lines business production due to the significant increase in catastrophe reinsurance rates and restricted availability of reinsurance catastrophe coverage experienced at the June 1, 2006 catastrophe reinsurance renewal.

•	A decrease in in-force policy counts for the personal lines segment of 27.2%, resulting from a decrease to the in-force counts for the mobile homeowners product and the homeowners product of 62.0% and 39.7%, respectively, due to the factors noted above.

•	A decrease in the lawyers professional liability gross written premium of $4.4 million as a result of non-renewing policies due to unacceptable underwriting results. For the three months ended March 31, 2007, gross written premium for the lawyers professional liability product was $0.1 million. The Company anticipates that it will continue to non-renew its remaining lawyers professional liability business throughout 2007, which approximated $7.3 million of gross written premium for the nine months ended December 31, 2006.

•	Realized average rate decreases on renewal business approximating 1.4% and 0.1% for the specialty lines and commercial lines segments, respectively.

•	Increased price competition during the first quarter of 2007, particularly with respect to the following:
•	Large commercial property-driven accounts located in the non-coastal areas of the country;

•	Commercial package business with annual premiums in excess of $100,000;

•	Professional liability accounts at all premium levels; and

•	Personal lines homeowners policies for homes located in Florida, due to implemented rate increases and recent changes in the regulatory environment.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The Company believes its marketing strategy is a strength in that it provides the flexibility to quickly deploy its marketing efforts from soft market segments to market segments with emerging opportunities. However, the Company will “walk away,” if necessary, from writing business that does not meet its established underwriting standards and pricing guidelines.
The respective net written premiums and net earned premiums for commercial lines, specialty lines and personal lines segments for the three months ended March 31, 2007 vs. March 31, 2006, were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total

2007 Net Written Premiums	$285.4	$50.6	$1.4	$337.4
2006 Net Written Premiums	$228.2	$45.4	$14.4	$288.0
Percentage Increase (Decrease)	25.1%	11.5%	(90.3)%	17.2%

2007 Net Earned Premiums	$271.9	$45.5	$1.3	$318.7
2006 Net Earned Premiums	$224.4	$39.9	$12.2	$276.5
Percentage Increase (Decrease)	21.2%	14.0%	(89.3)%	15.3%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the period results primarily from the following:
•	The Company experienced higher property catastrophe reinsurance costs, increased catastrophe loss retentions, and decreased catastrophe coverage limits for its annual June 1, 2006 reinsurance renewal compared to the June 1, 2005 renewal as a result of the hardening property catastrophe reinsurance market.

•	The Company experienced rate decreases on its annual January 1, 2007 renewals of its casualty excess of loss and property excess of loss reinsurance agreements compared to the rates on its January 1, 2006 renewals of these treaties.

•	Certain of the Company’s reinsurance contracts have reinstatement or additional premium provisions under which the Company must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the three months ended March 31, 2007 and 2006, the Company accrued $1.8 million ($0.8 million for the commercial lines segment and $1.0 million for the specialty lines segment) and $3.7 million ($1.6 million for the commercial lines segment and $2.1 million for the specialty lines segment) respectively, of reinstatement or additional reinsurance premium under its casualty excess of loss reinsurance treaties, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.

•	Effective for the two-year period beginning March 1, 2007, the Company purchased new Terrorism Excess of Loss reinsurance coverage for its Commercial Lines segment which provides, on an annual basis, in the aggregate, $50.0 million of coverage for losses arising from acts of terrorism incurred in excess of $10.0 million, after all applicable inuring reinsurance coverages. This agreement allows one reinstatement on an annual basis at the same cost as the initial coverage. The total cost of this reinsurance coverage is $3.6 million for the first twelve-month term, reflecting the 100% participation by all of the reinsurers, and $2.9 million during the second twelve-month term, reflecting the 80% participation by the reinsurers. The Company did not purchase similar reinsurance coverage in the prior period.
     Net Investment Income: Net investment income approximated $27.0 million for the three months ended March 31, 2007 and $20.1 million for the same period of 2006. Total investments grew to $2,614.0 million as of March 31, 2007 from $2,044.6 million as of March 31, 2006. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities, during a period in which the Company increased the average duration of its fixed income portfolio. The Company’s average

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
duration of its fixed income portfolio was 4.6 years and 4.2 years as of March 31, 2007 and March 31, 2006, respectively. The decision to increase the average duration of the fixed maturity portfolio was based upon enterprise risk management analyses completed during 2006. The analyses indicated the capacity to further refine the risk/return profile of the investment portfolio. Based upon the analyses, the following actions were implemented:
•	The portfolio duration target was increased;

•	The targeted percentage of the fixed maturity portfolio allocated to municipal security investments was increased; and

•	The targeted percentage of the investment portfolio allocated to common stock investments was increased.
The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.4% as of March 31, 2007, compared to 5.0% as of March 31, 2006.
     The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 1.21% and 0.05% for the three months ended March 31, 2007 and 2006, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 1.57% and (0.25)% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
     Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $1.8 million for the three months ended March 31, 2007 and $(0.4) million for the same period in 2006. The Company realized net investment gains (losses) of $(0.1) million and $4.4 million from the sale of fixed maturity and equity securities, respectively, for the three months ended March 31, 2007, and $0.5 million and $2.0 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
The Company realized net investment gains (losses) of $(0.7) million and $1.0 million from the sale of fixed maturity and equity securities, respectively, for the three months ended March 31, 2006, and $0 million and $0.7 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
     Other Income: Other income approximated $0.8 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Other income consists primarily of commissions and fees earned on brokering and servicing personal lines business, and to a lesser extent commissions earned on brokered commercial lines business.
     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $6.8 million (4.7%) to $150.5 million for the three months ended March 31, 2007 from $143.7 million for the same period of 2006 and the loss ratio decreased to 47.2% in 2007 from 51.9% in 2006.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	An increase of $10.3 million in weather-related case incurred property losses to $16.9 million for the three months ended March 31, 2007, compared to $6.6 million for the three months ended March 31, 2006.
These increases to the net loss and loss adjustment expenses incurred were offset in part by:
•	Net reserve actions taken during the three months ended March 31, 2007 whereby net estimated unpaid loss and loss adjustment expenses for accident years 2006 and prior were decreased by $12.9 million as compared to net reserve actions taken during the three months ended March 31, 2006 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior were increased by

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
$46,900. Changes in the estimated net unpaid loss and loss adjustment expenses by accident year during the three months ended March 31, 2007 are as follows:

Net Basis
increase (decrease)
(In millions)

Accident Year 2006	$(7.0)
Accident Year 2005	(4.9)
Accident Year 2004	(3.0)
Accident Years 2003 and prior	2.0

Total	$(12.9)

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for commercial coverages due to better than expected case incurred loss development on property and auto coverages as a result of severity emergence being less than anticipated.
For accident years 2005 and 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates across most commercial coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.
For accident years 2003 and prior, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher estimates for commercial coverages attributable to case incurred loss development above expectations primarily in the automobile leasing product line as a result of severity emergence being higher than anticipated.
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
•	A reduction in the current accident year net ultimate loss and loss adjustment expense ratio for the three months ended March 31, 2007, compared to the same period in 2006. During the three months ended March 31, 2007, a net ultimate loss and loss adjustment expense ratio estimate of 51.3% was recorded for the 2007 accident year. During the three months ended March 31, 2006, a net ultimate loss and loss adjustment expense ratio estimate of 51.9% was recorded for the 2006 accident year.
     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $19.9 million (25.8%) to $96.9 million for the three months ended March 31, 2007 from $77.0 million for the same period of 2006, and the expense ratio increased to 30.4% in 2007 from 27.8% in 2006. The increase in acquisition costs and other underwriting expenses was due primarily to:
•	The growth in net earned premiums
The increase in the expense ratio for the three months ended March 31, 2007 was due primarily to:
•	Higher property catastrophe reinsurance costs experienced by the Company for its June 1, 2006 reinsurance renewal, as a result of the hardening property catastrophe reinsurance market. This resulted in lower net earned premiums without a corresponding decrease in acquisition and other underwriting expenses, which contributed to the increase in the expense ratio.

•	A $1.3 million change in net charges related to assessments from Florida Citizen’s Property Insurance Corporation (“Citizens”). During the three months ended March 31, 2007 the Company recognized a net

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
reduction of expense of $0.2 million, compared to a net reduction to expense of $1.5 million for the three months ended March 31, 2006 related to Citizens assessments. The $0.2 million reduction in expense recognized during the three months ended March 31, 2007 is primarily attributable to net policyholder surcharges related to premiums written during 2007. The $1.5 million reduction in expense recognized during the three months ended March 31, 2006 was primarily attributable to a reduction in the estimated 2005 assessment from Citizens during 2006, compared to the amount that was estimated by Citizens and accrued by the Company as of December 31, 2005. During 2006, the Florida legislature approved a budget appropriation to be used to reduce the Citizens deficit and resulting assessments to insurers, which resulted in the $1.5 million reduction to the Company’s net assessment expense. Citizens was established by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens assessments may be recouped through future insurance policy surcharges to Florida insureds. These surcharges are recorded in the Company’s consolidated financial statements as the related premiums are written.
     Other Operating Expenses: Other operating expenses increased $0.9 million to $3.2 million for the three months ended March 31, 2007 from $2.3 million for the same period of 2006.
     Income Tax Expense: The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was 32.5% and 31.7%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Investments
The Company’s investment objectives are the realization of relatively high levels of after-tax net investment income with competitive after-tax total rates of return subject to established specific guidelines and objectives. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of March 31, 2007 approximately 87.1% and 10.6% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 86.0% and 10.4%, respectively, at December 31, 2006.
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $217.7 million, $462.0 million and $361.0 million, respectively, as of March 31, 2007, and $202.1 million, $425.5 million and $293.1 million, respectively, as of December 31, 2006.
The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $2.5 million and $0.7 million, respectively, for the three months ended March 31, 2007 and 2006, respectively. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the three months ended March 31, 2007 and 2006, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.
The Company’s fixed maturity portfolio amounted to $2,282.1 million and $2,129.6 million, as of March 31, 2007 and December 31, 2006, respectively, of which 99.9% of the portfolio as of March 31, 2007 and December 31, 2006

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $15.3 million and $18.1 million as of March 31, 2007 and December 31, 2006, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $7.3 million and $9.3 million as of March 31, 2007 and December 31, 2006, respectively.
The following table identifies the period of time securities with an unrealized loss at March 31, 2007 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.4% and 23.9%, respectively, of the total estimated fair value, or 2.7% and 30.5%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by Agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. The unrealized losses on these securities are generally attributable to interest rate increases. The contractual repayment of these securities is guaranteed by agencies of the U.S. Government, and it is therefore expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. At the present time the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore the Company does not consider these investments to be other than temporarily impaired as of March 31, 2007.

	Gross Unrealized Losses as of March 31, 2007
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 — 3 months	$0.8	$0.3	$1.1	$0.8	$1.9
4 — 6 months	0.6	0.6	1.2	0.4	1.6
7 — 9 months	—	—	—	0.2	0.2
10 — 12 months	—	—	—	—	—
13 — 18 months	0.1	0.6	0.7	—	0.7
19 — 24 months	2.0	3.2	5.2	—	5.2
> 24 months	4.5	2.6	7.1	—	7.1

Total Gross Unrealized Losses	$8.0	$7.3	$15.3	$1.4	$16.7

Estimated fair value of securities with a gross unrealized loss	$670.2	$534.7	$1,204.9	$23.0	$1,227.9

The Company’s impairment evaluation as of March 31, 2007 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to interest rate increases. Of the 30 investment positions held, approximately 66.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A+ to Aaa/AAA are generally caused by interest rate increases. Of the 759 investment positions held, approximately 53.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are generally caused by interest rate increases. Of the 104 investment positions held, approximately 79.8% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of March 31, 2007 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 141 investment positions held, approximately 45.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 137 investment positions held, approximately 56.2% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA to Aaa/AAA are generally caused by interest rate increases. Of the 164 investment positions held, approximately 56.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of March 31, 2007 for equity securities resulted in the conclusion that the Company does not consider the equity securities to be other than temporarily impaired. Of the 3,498 investment positions held, approximately 7.8% were in an unrealized loss position.
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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Gross Unrealized Losses as of December 31, 2006
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 — 3 months	$0.8	$1.2	$2.0	$1.1	$3.1
4 — 6 months	—	0.1	0.1	0.6	0.7
7 — 9 months	0.1	—	0.1	0.9	1.0
10 — 12 months	0.1	0.2	0.3	—	0.3
13 — 18 months	2.1	4.6	6.7	—	6.7
19 — 24 months	2.6	1.5	4.1	—	4.1
> 24 months	3.1	1.7	4.8	—	4.8

Total Gross Unrealized Losses	$8.8	$9.3	$18.1	$2.6	$20.7

Estimated fair value of securities with a gross unrealized loss	$624.9	$543.8	$1,168.7	$37.4	$1,206.1

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
For the three months ended March 31, 2007, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.1 million and $0.6 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $1.2 million and $8.9 million, respectively. For the three months ended March 31, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.7 million and $1.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $40.3 million and $11.7 million, respectively.
Liquidity and Capital Resources
     For the three months ended March 31, 2007, the Company’s fixed maturity investments experienced unrealized investment appreciation of $1.5 million, net of the related deferred tax expense of $0.8 million and its equity investments experienced unrealized investment appreciation of $6.2 million, net of the related deferred tax expense of $3.4 million. At March 31, 2007, the Company had total investments with a carrying value of $2,614.0 million, of which 87.3% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The remaining 12.7% of the Company’s total investments consisted primarily of publicly traded common stock securities.
     The Company produced net cash from operations of $173.7 million and $157.7 million for the three months ended March 31, 2007 and 2006, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. Cash from operations for the three months ended March 31, 2007 was primarily generated from premium growth during the current year due to increases in the number of policies written. Net loss and loss expense payments were $92.2 million and $82.3 million, respectively, for the three months ended March 31, 2007 and 2006. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.
     The Company generated $6.2 million of net cash from financing activities during the three months ended March 31, 2007. Cash provided from financing activities consisted of a $2.5 million excess tax benefit from the

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
issuance of shares pursuant to stock based compensation plans; $2.7 million of proceeds from the issuance of shares pursuant to the Company’s stock based compensation plans and $1.0 million from the collection of notes receivable associated with the Company’s employee stock purchase plans.
     On June 30, 2006, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time, with a maturity date of June 29, 2007. The Credit Agreement provides capacity for working capital and other general corporate purposes. As of March 31, 2007, no borrowings have been made by the Company under the Credit Agreement. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type.
     Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio of investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. At March 31, 2007 the insurance subsidiaries’ unused borrowing capacity was $510.5 million. The borrowing capacity provides an immediately available line of credit.
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
     The tables below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of March 31, 2007 and 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
			(Dollars in Thousands)

March 31, 2007:
Investments
Total Fixed Maturities Available For Sale	$2,282,135	200 bp decrease	$2,472,159	8.3%	9.9%
		100 bp decrease	$2,383,528	4.4%	5.3%
		50 bp decrease	$2,334,103	2.3%	2.7%
		50 bp increase	$2,228,838	(2.3)%	(2.8)%
		100 bp increase	$2,175,311	(4.7)%	(5.6)%
		200 bp increase	$2,070,678	(9.3)%	(11.0)%

March 31, 2006:
Investments
Total Fixed Maturities Available For Sale	$1,808,325	200 bp decrease	$1,952,480	8.0%	10.7%
		100 bp decrease	$1,883,754	4.2%	5.6%
		50 bp decrease	$1,846,409	2.1%	2.8%
		50 bp increase	$1,770,080	(2.1)%	(2.9)%
		100 bp increase	$1,732,035	(4.2)%	(5.7)%
		200 bp increase	$1,658,555	(8.3)%	(11.2)%

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not Applicable.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its common stock during the first quarter of 2007 are shown in the following table:

				(c) Total Number of
				Shares Purchased as	(d) Approximate Dollar
				Part of Publicly	Value of Shares That May
	(a) Total Number of		(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Shares Purchased		Paid per Share	Programs	the Plans or Programs
January 1 — January 31	1,120	(1)	$28.40	—	—
					$45,000,000 (2)
February 1 — February 28	1,403	(1)	$31.23	—	—
					$45,000,000 (2)
March 1 — March 31	4,220	(1)	$34.36	—	—
					$45,000,000 (2)

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounted to $75.3 million, of which $30.3 million has been utilized.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     Exhibits:

Exhibit No.	Description

10.1*	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2006

10.2*	Casualty Excess of Loss Reinsurance Contract effective January 1, 2007

10.3*	Endorsement No. 6 to the Property Per Risk Excess of Loss Reinsurance Agreement effective January 1, 2007 — First through Third Excess Covers

10.4*	Property Fourth Per Risk Excess of Loss Reinsurance Agreement effective January 1, 2007 — 25% Placement via Willis Re Inc.

31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP. Registrant
Date May 7, 2007	James J. Maguire, Jr.
James J. Maguire, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date May 7, 2007	Craig P. Keller
Craig P. Keller
Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)