Form 10-Q
period 2007-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2007-08-06
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES: ☐ NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2007.
Common Stock, no par value, 71,456,419 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended June 30, 2007

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets –June 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations and Comprehensive Income — For the three and six months ended June 30, 2007 and 2006	4

Consolidated Statements of Changes in Shareholders’ Equity — For the six months ended June 30, 2007 and the year ended December 31, 2006	5

Consolidated Statements of Cash Flows — For the six months ended June 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-17

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-35

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.

Controls and Procedures	37

Part II — Other Information

Item 1.

Legal Proceedings	38

Item 1A.

Risk Factors	38

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.

Defaults Upon Senior Securities	38

Item 4.

Submission of Matters to a Vote of Security Holders	38-39

Item 5.

Other Information	39

Item 6.

Exhibits	40

Signatures	41

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	June 30, 2007	December 31,
	(Unaudited)	2006
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $2,408,375 AND $2,136,231)	$2,367,228	$2,129,609
EQUITY SECURITIES AT MARKET (COST $313,353 AND $259,184)	358,231	304,033

TOTAL INVESTMENTS	2,725,459	2,433,642

CASH AND CASH EQUIVALENTS	102,101	108,671
ACCRUED INVESTMENT INCOME	22,255	20,083
PREMIUMS RECEIVABLE	337,817	346,836
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	275,664	272,798
DEFERRED INCOME TAXES	53,293	26,657
DEFERRED ACQUISITION COSTS	167,352	158,805
PROPERTY AND EQUIPMENT, NET	25,882	26,999
OTHER ASSETS	45,126	44,046

TOTAL ASSETS	$3,754,949	$3,438,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,383,452	$1,283,238
UNEARNED PREMIUMS	778,871	759,358

TOTAL POLICY LIABILITIES AND ACCRUALS	2,162,323	2,042,596
PREMIUMS PAYABLE	64,174	66,827
OTHER LIABILITIES	204,292	161,847

TOTAL LIABILITIES	2,430,789	2,271,270

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 71,457,574 AND 70,848,482 SHARES ISSUED AND OUTSTANDING	396,580	376,986
NOTES RECEIVABLE FROM SHAREHOLDERS	(17,733)	(17,074)
ACCUMULATED OTHER COMPREHENSIVE INCOME	2,425	24,848
RETAINED EARNINGS	942,888	782,507

TOTAL SHAREHOLDERS’ EQUITY	1,324,160	1,167,267

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,754,949	$3,438,537

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
REVENUE:
NET EARNED PREMIUMS	$337,315	$288,794	$656,033	$565,340
NET INVESTMENT INCOME	28,522	21,677	55,495	41,739
NET REALIZED INVESTMENT GAIN (LOSS)	28,064	(2,412)	29,821	(2,806)
OTHER INCOME	850	417	1,680	908

TOTAL REVENUE	394,751	308,476	743,029	605,181

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	172,234	95,603	332,753	257,627
NET REINSURANCE RECOVERIES	(23,645)	13,152	(33,659)	(5,207)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	148,589	108,755	299,094	252,420
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	101,746	85,337	198,650	162,354
OTHER OPERATING EXPENSES	2,981	2,948	6,136	5,280

TOTAL LOSSES AND EXPENSES	253,316	197,040	503,880	420,054

INCOME BEFORE INCOME TAXES	141,435	111,436	239,149	185,127

INCOME TAX EXPENSE (BENEFIT):
CURRENT	56,511	37,599	93,330	66,723
DEFERRED	(9,477)	(1,020)	(14,562)	(6,774)

TOTAL INCOME TAX EXPENSE	47,034	36,579	78,768	59,949

NET INCOME	$94,401	$74,857	$160,381	$125,178

OTHER COMPREHENSIVE (LOSS), NET OF TAX:
HOLDING LOSS ARISING DURING PERIOD	$(11,920)	$(13,427)	$(3,039)	$(19,321)
RECLASSIFICATION ADJUSTMENT	(18,242)	1,568	(19,384)	1,824

OTHER COMPREHENSIVE LOSS	(30,162)	(11,859)	(22,423)	(17,497)

COMPREHENSIVE INCOME	$64,239	$62,998	$137,958	$107,681

PER AVERAGE SHARE DATA:
NET INCOME – BASIC	$1.34	$1.07	$2.28	$1.80

NET INCOME – DILUTED	$1.27	$1.03	$2.16	$1.73

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	70,361,554	69,775,336	70,255,758	69,577,653
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	3,835,617	2,721,730	3,966,198	2,915,528

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	74,197,171	72,497,066	74,221,956	72,493,181

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Six
	Months Ended
	June 30, 2007	For the Year Ended
	(Unaudited)	December 31, 2006
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	70,848,482	69,266,016
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	95,776	613,320
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	513,316	969,146

BALANCE AT END OF PERIOD	71,457,574	70,848,482

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$376,986	$332,757
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS	3,656	19,521
EFFECTS OF ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	15,567	24,301
OTHER	371	407

BALANCE AT END OF PERIOD	396,580	376,986

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(17,074)	(7,217)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(3,450)	(12,391)
COLLECTION OF NOTES RECEIVABLE	2,791	2,534

BALANCE AT END OF PERIOD	(17,733)	(17,074)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	24,848	(2,702)
OTHER COMPREHENSIVE INCOME (LOSS) INCOME, NET OF TAXES	(22,423)	27,550

BALANCE AT END OF PERIOD	2,425	24,848

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	782,507	493,658
NET INCOME	160,381	288,849

BALANCE AT END OF PERIOD	942,888	782,507

TOTAL SHAREHOLDERS’ EQUITY	$1,324,160	$1,167,267

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$160,381	$125,178
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	(29,821)	2,806
AMORTIZATION OF INVESTMENT PREMIUMS, NET OF DISCOUNT	3,044	5,441
AMORTIZATION OF INTANGIBLE ASSETS	1,434	—
DEPRECIATION	3,821	2,844
DEFERRED INCOME TAX BENEFIT	(14,562)	(6,774)
CHANGE IN PREMIUMS RECEIVABLE	9,019	3,526
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	(2,866)	86,325
CHANGE IN OTHER RECEIVABLES	(2,172)	(497)
CHANGE IN DEFERRED ACQUISITION COSTS	(8,547)	(7,192)
CHANGE IN INCOME TAXES PAYABLE	11,544	6,094
CHANGE IN OTHER ASSETS	4,542	1,357
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	100,213	2,455
CHANGE IN UNEARNED PREMIUMS	19,513	20,057
CHANGE IN OTHER LIABILITIES	1,854	(1,753)
FAIR VALUE OF STOCK BASED COMPENSATION	7,649	6,371
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	(2,902)	(8,088)

NET CASH PROVIDED BY OPERATING ACTIVITIES	262,144	238,150

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	114,212	115,024
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	119,214	128,116
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	199,048	50,384
COST OF FIXED MATURITIES ACQUIRED	(479,195)	(385,073)
COST OF EQUITY SECURITIES ACQUIRED	(220,459)	(122,023)
PURCHASE OF PROPERTY AND EQUIPMENT	(2,704)	(3,465)
PURCHASE OF INTANGIBLES	(8,564)	—

NET CASH USED BY INVESTING ACTIVITIES	(278,448)	(217,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	3,835	6,037
PROCEEDS FROM COLLECTION OF SHAREHOLDER NOTES RECEIVABLE	2,791	1,302
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	206	1,750
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	2,902	8,088
COST OF SHARES WITHHELD TO SATSIFY MINIMUM REQUIRED TAX WITHHOLDING OBLIGATION ARISING UPON EXERCISE OF OPTIONS	—	(4,676)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,734	12,501

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,570)	33,614
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,671	74,385

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,101	$107,999

NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS IN EXCHANGE FOR NOTES RECEIVABLE	$3,450	$4,900
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended June 30, 2007 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year or any other period.

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

The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.1 million and $0.6 million, respectively, for the three months ended June 30, 2007 and 2006, and $2.6 million and $1.3 million, respectively, for the six months ended June 30, 2007 and 2006. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the three or six months ended June 30, 2007 or 2006 as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table identifies the period of time securities with an unrealized loss at June 30, 2007 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $1,880 of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $1.0 million. No issuer of securities or industry represents more than 1.9% and 22.0%, respectively, of the total estimated fair value, or 3.7% and 33.4%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by Agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
June 30, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities Available for Sale	(In Thousands)
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$3,871	$18	$9,512	$182	$13,383	$200
Obligations of States and Political Subdivisions	685,145	12,690	297,259	7,400	982,404	20,090
Corporate and Bank Debt Securities	23,528	304	84,907	2,299	108,435	2,603
Asset Backed Securities	127,723	1,450	26,291	313	154,014	1,763
Mortgage Pass-Through Securities	307,840	8,952	157,250	7,135	465,090	16,087
Collateralized Mortgage Obligations	160,761	1,181	112,133	2,536	272,894	3,717

Total Fixed Maturities Available for Sale	$1,308,868	$24,595	$687,352	$19,865	$1,996,220	$44,460

Equity Securities	112,242	3,668	—	—	112,242	3,668

Total Investments	$1,421,110	$28,263	$687,352	$19,865	$2,108,462	$48,128

The Company’s impairment evaluation as of June 30, 2007 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to the general level of interest rates. Of the 30 investment positions held, approximately 73.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A+ to Aaa/AAA are attributable to the general level of interest rates. Of the 807 investment positions held, approximately 80.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are attributable the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 92 investment positions held, the average rating was A2/A and approximately 88.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of June 30, 2007 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 135 investment positions held, the average rating was Aaa/AAA and approximately 67.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in Agency issued Mortgage Pass-Through Securities which have ratings of Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 144 investment positions held, the average rating was Aaa/AAA and approximately 70.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA to Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 171 investment positions held, the average rating was Aaa/AAA and approximately 75.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of June 30, 2007 for equity securities resulted in the conclusion that the Company does not consider any of the equity security positions to be other than temporarily impaired. Of the 2,686 investment positions held, approximately 16.1% were in an unrealized loss position.
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

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities Available for Sale	(In Thousands)
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$1,354	$19	$12,707	$226	$14,061	$245
Obligations of States and Political Subdivisions	164,444	831	321,194	5,020	485,638	5,851
Corporate and Bank Debt Securities	28,439	119	96,794	2,574	125,233	2,693
Asset Backed Securities	45,478	187	31,654	380	77,132	567
Mortgage Pass-Through Securities	109,877	921	174,327	5,026	284,204	5,947
Collateralized Mortgage Obligations	72,686	347	109,789	2,440	182,475	2,787

Total Fixed Maturities Available for Sale	$422,278	$2,424	$746,465	$15,666	$1,168,743	$18,090

Equity Securities	37,371	2,626	—	—	37,371	2,626

Total Investments	$459,649	$5,050	$746,465	$15,666	$1,206,114	$20,716

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

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, Obligations of U.S. Government Corporations and Agencies and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. As of June 30, 2007 and December 31, 2006, the carrying value of the securities on deposit totaled $15.0 and $15.1 million, respectively.

4.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is necessarily a complex and imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and been reported to the Company and an amount for losses incurred that have not yet been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other internal and external factors. These factors include, but are not limited to, the Company’s growth, changes in the Company’s operations, and legal, social, and economic developments. These estimates are reviewed regularly and any resulting adjustments are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of June 30, 2007, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.

During the three months ended June 30, 2007, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2006 and prior by the following amounts:

Net Decrease
(In millions)
Accident Year 2006	$5.2
Accident Year 2005	4.5
Accident Year 2004	1.2
Accident Year 2003 and prior	9.9

Total	$20.8

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for management liability, professional liability and commercial property and automobile coverages due to better than expected case incurred loss development primarily as a result of severity emergence being less than anticipated.

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for professional liability, management liability and commercial general liability coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.

For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.

For accident years 2003 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates across most commercial coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.

5.	Shareholders’ Equity

The Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) provides incentives and awards to those employees and members of the Board (“participants”) largely responsible for the long term success of the Company. Under the Plan, the Company issued 433,107 and 949,000 stock settled appreciation rights (“SARS”) during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. The Company also issued 146,334 and 47,080 shares of restricted stock awards during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

6.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and six months ended June 30, 2007 and 2006, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Six
	Months Ended June 30,		Months Ended June 30,
	2007	2006	2007	2006
Weighted-Average Common Shares Outstanding	70,362	69,775	70,256	69,578
Weighted-Average Potential Shares Issuable	3,835	2,722	3,966	2,915

Weighted-Average Shares and Potential Shares Issuable	74,197	72,497	74,222	72,493

Net Income	$94,401	$74,857	$160,381	$125,178

Basic Earnings per Share	$1.34	$1.07	$2.28	$1.80

Diluted Earnings per Share	$1.27	$1.03	$2.16	$1.73

7.	Income Taxes

On January 1, 2007 the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As a result of the implementation, no adjustment to the beginning balance of retained earnings was deemed necessary. As of January 1, 2007, the Company’s liability for its unrecognized tax benefits was $0.2 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.2 million. There were no material changes to this amount during the quarter ended June 30, 2007.

Interest and penalties accrued for the underpayment of taxes are recorded as a component of income tax expense. The liability for interest and penalties amounted to $1.6 million and $2.1 million as of January 1, 2007 and June 30, 2007, respectively.

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

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on premiums written and earned is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007		June 30, 2007
(In thousands)	Written	Earned	Written	Earned
Direct Business	$397,829	$394,634	$791,360	$771,576
Reinsurance Assumed	684	865	1,267	1,538
Reinsurance Ceded	(59,326)	(58,184)	(116,007)	(117,081)

Net Premiums	$339,187	$337,315	$676,620	$656,033

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2006
	Written	Earned	Written	Earned
Direct Business	$340,430	$330,746	$667,107	$647,085
Reinsurance Assumed	933	976	2,299	2,264
Reinsurance Ceded	(45,111)	(42,928)	(85,198)	(84,009)

Net Premiums	$296,252	$288,794	$584,208	$565,340

9.	Commitments and Contingencies

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any other pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

Credit Agreement:

Effective June 29, 2007, the Company amended its unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time. The amended Credit Agreement has a maturity date of June 27, 2008 and contains an annual commitment fee of 6.0 basis points per annum on the unused commitments under the Credit Agreement. Each loan under the amended Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.35% or (ii) the higher of the administrative agent and lender’s prime rate and the Federal Funds rate plus 0.50%. As of June 30, 2007, no borrowings have been made by the Company under this Credit Agreement.

The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of June 30, 2007, the Company was in compliance with all covenants contained in the Credit Agreement.

State Insurance Guaranty Funds:

As of June 30, 2007 and December 31, 2006, included in Other Liabilities in the Consolidated Balance Sheets were $17.0 million and $15.1 million, respectively, of liabilities for state guaranty funds. As of June 30, 2007 and December 31, 2006, included in Other Assets in the Consolidated Balance Sheets were $0.2 million, respectively, of related assets for premium tax offsets or policy surcharges, The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

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

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Losses arising during the three and six months ended June 30, 2007 and 2006 was $(6.4) million and $(7.2) million, respectively, and $(1.6) million and $(10.4) million, respectively. The related tax effect of Reclassification Adjustments for the three and six months ended June 30, 2007 and 2006 was $(9.8) million and $0.8 million, respectively, and $(10.4) million and $1.0 million, respectively.

11.	Segment Information

The Company’s operations are classified into the following three reportable business segments:
•	The Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile, specialty property and inland marine, and antique/collector car insurance products;

•	The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional and management liability insurance products; and

•	The Personal Lines Underwriting Group, which has underwriting responsibility for personal property insurance products for the homeowners and manufactured housing market in Florida, and the National Flood Insurance Program for both personal and commercial policyholders.

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
Following is a tabulation of business segment information for the three and six months ended June 30, 2007 and 2006. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Three Months Ended June 30,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2007:
Gross Written Premiums	$321,908	$59,963	$16,642	—	$398,513

Net Written Premiums	$293,543	$49,337	$(3,693)	—	$339,187

Revenue:
Net Earned Premiums	$286,642	$47,811	$2,862	—	$337,315
Net Investment Income	—	—	—	28,522	28,522
Net Realized Investment Gain	—	—	—	28,064	28,064
Other Income	—	—	630	220	850

Total Revenue	286,642	47,811	3,492	56,806	394,751

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	123,238	24,024	1,327	—	148,589
Acquisition Costs and Other Underwriting Expenses	—	—	—	101,746	101,746
Other Operating Expenses	—	—	357	2,624	2,981

Total Losses and Expenses	123,238	24,024	1,684	104,370	253,316

Income Before Income Taxes	163,404	23,787	1,808	(47,564)	141,435

Total Income Tax Expense	—	—	—	47,034	47,034

Net Income	$163,404	$23,787	$1,808	$(94,598)	$94,401

Total Assets	—	—	$107,019	$3,647,930	$3,754,949

2006:

Gross Written Premiums	$265,185	$53,736	$22,443	—	$341,364

Net Written Premiums	$247,660	$43,792	$4,800	—	$296,252

Revenue:
Net Earned Premiums	$235,598	$43,507	$9,689	—	$288,794
Net Investment Income	—	—	—	21,677	21,677
Net Realized Investment Loss	—	—	—	(2,412)	(2,412)
Other Income	—	—	342	75	417

Total Revenue	235,598	43,507	10,031	19,340	308,476

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	84,374	21,376	3,005	—	108,755
Acquisition Costs and Other Underwriting Expenses	—	—	—	85,337	85,337
Other Operating Expenses	—	—	266	2,682	2,948

Total Losses and Expenses	84,374	21,376	3,271	88,019	197,040

Income Before Income Taxes	151,224	22,131	6,760	(68,679)	111,436

Total Income Tax Expense	—	—	—	36,579	36,579

Net Income	$151,224	$22,131	$6,760	$(105,258)	$74,857

Total Assets	—	—	$158,213	$2,894,915	$3,053,128

	Six Months Ended June 30,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2007:
Gross Written Premiums	$633,277	$120,705	$38,645	—	$792,627

Net Written Premiums	$578,965	$99,897	$(2,242)	—	$676,620

Revenue:
Net Earned Premiums	$558,547	$93,293	$4,193	—	$656,033
Net Investment Income	—	—	—	55,495	55,495
Net Realized Investment Gain	—	—	—	29,821	29,821
Other Income	—	—	1,448	232	1,680

Total Revenue	558,547	93,293	5,641	85,548	743,029

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	238,706	54,800	5,588	—	299,094
Acquisition Costs and Other Underwriting Expenses	—	—	—	198,650	198,650
Other Operating Expenses	—	—	796	5,340	6,136

Total Losses and Expenses	238,706	54,800	6,384	203,990	503,880

Income Before Income Taxes	319,841	38,493	(743)	(118,442)	239,149

Total Income Tax Expense	—	—	—	78,768	78,768

Net Income	$319,841	$38,493	$(743)	$(197,210)	$160,381

Total Assets	—	—	$107,019	$3,647,930	$3,754,949

2006:
Gross Written Premiums	$508,292	$111,804	$49,310	—	$669,406

Net Written Premiums	$475,778	$89,220	$19,210	—	$584,208

Revenue:
Net Earned Premiums	$459,969	$83,434	$21,937	—	$565,340
Net Investment Income	—	—	—	41,739	41,739
Net Realized Investment Loss	—	—	—	(2,806)	(2,806)
Other Income	—	—	782	126	908

Total Revenue	459,969	83,434	22,719	39,059	605,181

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	195,172	48,195	9,053	—	252,420
Acquisition Costs and Other Underwriting Expenses	—	—	—	162,354	162,354
Other Operating Expenses	—	—	514	4,766	5,280

Total Losses and Expenses	195,172	48,195	9,567	167,120	420,054

Income Before Income Taxes	264,797	35,239	13,152	(128,061)	185,127

Total Income Tax Expense	—	—	—	59,949	59,949

Net Income	$264,797	$35,239	$13,152	$(188,010)	$125,178

Total Assets	—	—	$158,213	$2,894,915	$3,053,128

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain information included in this report and other statements or materials published or to be published by the Company are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company’s business, and the other matters referred to below include, but are not limited to those matters referred to under the caption “General”, below. The Company does not intend to publicly update any forward looking statement, except as may be required by law.
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
Critical Accounting Estimates
The preparation of the Company’s financial statements and related disclosures in conformity with generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Accounting policies and estimates are periodically reviewed and adjustments are made when facts and circumstances dictate. Critical accounting policies that are affected by accounting estimates include:
•	Investments – fair value;

•	Other than temporary impairments;

•	Liability for unpaid loss and loss adjustment expenses;

•	Reinsurance receivables;

•	Liability for preferred agent profit sharing; and

•	Share-based compensation expense.
Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. Actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect the Company’s business, see the Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Results of Operations (Six Months ended June 30, 2007 vs. June 30, 2006)
          Premiums: Premium information for the six months ended June 30, 2007 vs. June 30, 2006 for the Company’s business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Gross Written Premiums	$633.3	$120.7	$38.6	$792.6
2006 Gross Written Premiums	$508.3	$111.8	$49.3	$669.4
Percentage Increase (Decrease)	24.6%	8.0%	(21.7)%	18.4%

2007 Gross Earned Premiums	$613.2	$115.2	$44.7	$773.1
2006 Gross Earned Premiums	$493.5	$104.6	$51.2	$649.3
Percentage Increase (Decrease)	24.3%	10.1%	(12.7)%	19.1%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the Company’s condominium and homeowners associations, non-profit, religious organizations, real estate, specialty schools, and golf and country clubs commercial package product lines, as well as the inland marine specialty property product line. These product offerings accounted for approximately $85.8 million of the $125.0 million total commercial lines segment gross written premiums increase.

•	The introduction of several new niche product offerings, most notably the antique/collector vehicle product, professional sports and entertainment commercial package product, and the camp operators product. These new product offerings accounted for approximately $30.7 million of the $125.0 million total commercial lines segment gross written premiums increase.

•	An increase in the Company’s marketing personnel as well as an increase in the number of preferred agents.

•	The introduction of a Company branded agent program to promote the Company’s product offerings and underwriting philosophy in producers’ offices through regional marketing meetings.

•	As a result of the factors noted above:
▪	The commercial lines segment in-force policy counts increased by 60.4% for the six months ended June 30, 2007 compared to 17.3% for the six months ended June 30, 2006. The introduction of the antique/collector vehicle program accounted for 93.4% of the 60.4% total policy count increase for the period. The other factors discussed above accounted for the remaining 6.6% increase in the policy counts for the period.

▪	The specialty lines segment in-force policy counts increased by 14.2% for the six months ended June 30, 2007 compared to 7.9% for the six months ended June 30, 2006.
The growth in gross written premiums was partially offset by:
•	A decrease in the renewal retention percentage of the personal lines segment to 73.9% for the six months ended June 30, 2007 compared to 92.7% renewal retention percentage for the six months ended June 30, 2006. The decrease in the renewal retention is primarily attributable to the implementation of rate increases effective September 1, 2006, resulting in part from higher reinsurance costs.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	Restriction of personal lines business production due to the significant increase in catastrophe reinsurance rates and restricted availability of reinsurance catastrophe coverage experienced at the June 1, 2006 catastrophe reinsurance program renewal. This restriction included non-renewing all homeowners and rental dwelling policies providing windstorm coverage which expire after June 14, 2007. Pending the outcome of the Company’s mandatory rate filing with the Florida Department of Insurance, the Company intends to continue this action on such expiring policies until December 31, 2007. The mandatory rate filing seeks to increase existing premium rates to reflect the actual reinsurance costs incurred by the Company in its June 1, 2007 reinsurance renewal, as well as other factors. As of June 30, 2007, there were approximately 8,900 such homeowners policies with an aggregate in-force premium of approximately $18.4 million which expire before January 1, 2008, and approximately 1,200 such rental dwelling policies with an aggregate in-force premium of approximately $1.5 million which expire before January 1, 2008.

•	A decrease in in-force policy counts for the personal lines segment of 28.3%, resulting from a decrease to the in-force counts for the homeowners product and the mobile homeowners product of 31.4% and 14.9%, respectively, due to the factors noted above.

•	A decrease in the lawyers professional liability gross written premium of $7.9 million as a result of non-renewing policies due to unacceptable underwriting results. For the six months ended June 30, 2007, gross written premium for the lawyers professional liability product was $0.1 million. The Company anticipates that it will continue to non-renew its remaining lawyers professional liability business throughout 2007, which approximated $3.8 million of gross written premium for the six months ended December 31, 2006.

•	Continued price competition during the six months ended June 30, 2007, particularly with respect to the following:
▪	Large commercial property-driven accounts located in the non-coastal areas of the country;

▪	Commercial package business with annual premiums in excess of $100,000;

▪	Professional liability accounts at all premium levels; and

▪	Personal lines homeowners policies for homes located in Florida, due to implemented rate increases and recent changes in the regulatory environment.
The Company believes its marketing strategy is a strength in that it provides the flexibility to quickly deploy its marketing efforts from soft market segments to market segments with emerging opportunities. However, the Company will “walk away,” if necessary, from writing business that does not meet its established underwriting standards and pricing guidelines.
•	Realized average rate decreases on renewal business approximating 1.6% and 0.4% for the specialty lines and commercial lines segments, respectively.
The respective net written premiums and net earned premiums for commercial lines, specialty lines and personal lines segments for the six months ended June 30, 2007 vs. June 30, 2006, were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Net Written Premiums	$578.9	$99.9	$(2.2)	$676.6
2006 Net Written Premiums	$475.8	$89.2	$19.2	$584.2
Percentage Increase (Decrease)	21.7%	12.0%	(111.5)%	15.8%

2007 Net Earned Premiums	$558.5	$93.3	$4.2	$656.0
2006 Net Earned Premiums	$460.0	$83.4	$21.9	$565.3
Percentage Increase (Decrease)	21.4%	11.9%	(80.8)%	16.0%

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the period results primarily from the following:
•	The Company experienced higher property catastrophe reinsurance rates, increased catastrophe loss retentions, and decreased catastrophe coverage limits for its annual June 1, 2006 reinsurance renewal compared to the June 1, 2005 renewal. This resulted in increased property catastrophe costs for the six month period ended June 30, 2007, compared to the six month period ended June 30, 2006. For the June 1, 2007 commercial lines segment property catastrophe reinsurance renewal, the Company experienced lower reinsurance rates, purchased increased catastrophe limits due to higher exposures primarily in the Northeast part of the country, and maintained the same catastrophe loss retention compared to the June 1, 2006 renewal. For the June 1, 2007 personal lines segment property catastrophe reinsurance renewal, the Company experienced reduced reinsurance rates, a lower catastrophe loss retention and purchased decreased catastrophe coverage limits due to lower exposures, compared to the June 1, 2006 renewal. The Company’s property catastrophe reinsurance coverage effective June 1, 2007 through May 31, 2008 is as follows:
▪	For its commercial lines segment property catastrophe program:
o	The Company’s open-market catastrophe reinsurance coverage is $245 million in excess of a $10.0 million per occurrence retention. The open-market catastrophe program (coverage provided by large reinsurers that are rated at least “A –” (Excellent) by A.M. Best Company) includes one mandatory reinstatement.

o	A reinstatement premium protection contract for the First and Second Excess Layers of the commercial lines segment open-market catastrophe contract was also purchased, effective June 1, 2007, providing coverage for reinstatement premium which the Company may become liable to pay as a result of loss occurrence between $10.0 million and $50.0 million on the First and Second Excess Layers of the commercial lines segment open-market catastrophe reinsurance program.
▪	For its personal lines segment property catastrophe program:
o	The Company’s reinsurance coverage is approximately $121.0 million in excess of a $3.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (“FHCF”) provides on an aggregate basis for Liberty American Select Insurance Company and Liberty American Insurance Company, 90% coverage for approximately $78.3 million in excess of $15.4 million. The FHCF coverage inures to the benefit of the Company’s open-market catastrophe program. The coverage provided by the open-market catastrophe program (large reinsurers that are rated at least “A –” (Excellent) by A.M. Best Company) includes one mandatory reinstatement, but the FHCF coverage does not reinstate. Since the FHCF reimbursement coverage cannot be reinstated, the Company’s open-market program is structured such that catastrophe reinsurance coverage in excess of the FHCF coverage will “drop down” and fill in any portion of the FHCF which has been utilized.

o	Reinstatement premium protection contracts for the First, Second and Third Excess Layers of its personal lines open-market catastrophe reinsurance contracts were purchased, effective June 1, 2007, providing coverage for reinstatement premium which the Company may become liable to pay as a result of loss occurrences between $3.5 million and $24.0 million on the First, Second and Third Excess Layers of the personal lines segment open-market catastrophe reinsurance program.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	The Company experienced rate decreases on its annual January 1, 2007 renewals of its casualty excess of loss and property excess of loss reinsurance agreements compared to the rates on its January 1, 2006 renewals of these agreements.

•	Certain of the Company’s reinsurance contracts have reinstatement or additional premium provisions under which the Company must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions after utilization of initial reinsurance coverage. As of June 30, 2007 and 2006, the Company accrued $1.9 million ($0.8 million for the commercial lines segment and $1.1 million for the specialty lines segment) and $3.2 million ($1.3 million for the commercial lines segment and $1.9 million for the specialty lines segment) respectively, of reinstatement or additional reinsurance premium under its casualty excess of loss reinsurance treaties, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.

•	Effective for the two-year period beginning March 1, 2007, the Company purchased Terrorism Catastrophe Excess of Loss reinsurance coverage for its Commercial Lines segment which provides, on an annual basis, in the aggregate, $50.0 million of coverage for losses arising from acts of terrorism incurred in excess of $10.0 million, after all applicable inuring reinsurance coverages. The agreement providing this coverage allows one reinstatement on an annual basis at the same cost as the initial coverage. The Company did not purchase similar reinsurance coverage in the prior period.
          Net Investment Income: Net investment income approximated $55.5 million for the six months ended June 30, 2007 and $41.7 million for the same period of 2006. Total investments grew to $2,725.5 million as of June 30, 2007 from $2,132.9 million as of June 30, 2006. The growth in investment income is primarily due to increased investments, which arose from investing net cash flows provided from operating activities, during a period in which the Company increased the average duration of its fixed income portfolio. The Company’s average duration of its fixed income portfolio was 4.7 years and 4.1 years as of June 30, 2007 and June 30, 2006, respectively. The decision to increase the average duration of the fixed maturity portfolio was based upon enterprise risk management analyses completed during 2006. The analyses indicated the capacity to further refine the risk/return profile of the investment portfolio. Based upon the analyses, the following actions were implemented:
•	The portfolio duration target was increased;

•	The targeted percentage of the fixed maturity portfolio allocated to municipal security investments was increased; and

•	The targeted percentage of the investment portfolio allocated to common stock investments was increased.
The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.5% as of June 30, 2007, compared to 5.1% as of June 30, 2006.
          The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 0.77% and 0.53% for the six months ended June 30, 2007 and 2006, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 1.22% and (0.13)% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio, as compared to the Index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $29.8 million for the six months ended June 30, 2007 and $(2.8) million for the same period in 2006. The Company realized net investment gains of $0.1 million and $32.3 million from the sale of fixed maturity and equity securities, respectively, for the six months ended June 30, 2007, and $0.5 million and $2.1 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $32.3 million net realized gains from the sale of equity securities included approximately $22.2 million of net realized gains as a result of the liquidation of one of the Company’s equity portfolios following the Company’s decision to change one of its common stock investment managers.

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
          Other Income: Other income was $1.7 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively. Other income consists primarily of commissions and fees earned on servicing and brokering personal lines business, and to a lesser extent commissions earned on brokered commercial lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $46.7 million (18.5%) to $299.1 million for the six months ended June 30, 2007 from $252.4 million for the same period of 2006, and the loss ratio increased to 45.6% in 2007 from 44.6% in 2006.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	Net reserve actions taken during the six months ended June 30, 2007 whereby net estimated unpaid loss and loss adjustment expenses for accident years 2006 and prior were decreased by $33.7 million as compared to net reserve actions taken during the six months ended June 30, 2006 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior were decreased by $35.6 million. Changes in the estimated net unpaid loss and loss adjustment expenses by accident year during the six months ended June 30, 2007 are as follows:

Net Decrease
(In millions)
Accident Year 2006	$12.2
Accident Year 2005	9.4
Accident Year 2004	4.2
Accident Years 2003 and prior	7.9

Total	$33.7

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial property and automobile coverages and management and professional liability coverages due to better than expected case incurred loss development primarily as a result of severity emergence being less than anticipated.
For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for most commercial coverages and management and professional liability coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.
For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability and automobile rental/leasing coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.
For accident years 2003 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates across management and professional liability coverages and most commercial coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.

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
These increases to the net loss and loss adjustment expenses incurred were offset in part by:
•	A lower current accident year net ultimate loss and loss adjustment expense ratio for the six months ended June 30, 2007, compared to the same period in 2006. During the six months ended June 30, 2007, a net ultimate loss and loss adjustment expense ratio estimate of 50.7% was recorded for the 2007 accident year. During the six months ended June 30, 2006, a net ultimate loss and loss adjustment expense ratio estimate of 51.0% was recorded for the 2006 accident year.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $36.3 million (22.4%) to $198.7 million for the six months ended June 30, 2007 from $162.4 million for the same period of 2006, and the expense ratio increased to 30.3% in 2007 from 28.7% in 2006. The increase in acquisition costs and other underwriting expenses was due primarily to:
•	The growth in net earned premiums
The increase in the expense ratio for the six months ended June 30, 2007 was due primarily to:
•	Higher property catastrophe reinsurance costs experienced by the Company for its annual June 1, 2006 reinsurance renewal. This resulted in higher ceded earned premiums and lower net earned premiums without a corresponding decrease in acquisition and other underwriting expenses for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, which contributed to the increase in the expense ratio.

•	A $1.5 million change in net charges related to assessments from Florida Citizen’s Property Insurance Corporation (“Citizens”). During the six months ended June 30, 2007 the Company recognized a net reduction to expense of $1.2 million, compared to a net reduction to expense of $2.7 million for the six months ended June 30, 2006 related to Citizens assessments.
These increases were offset in part by a decrease in guaranty fund assessments.
          Other Operating Expenses: Other operating expenses increased $0.8 million to $6.1 million for the six months ended June 30, 2007 from $5.3 million for the same period of 2006.
          Income Tax Expense: The Company’s effective tax rate for the six months ended June 30, 2007 and 2006 was 32.9% and 32.4%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Results of Operations (Three Months ended June 30, 2007 vs. June 30, 2006)
          Premiums: Premium information for the three months ended June 30, 2007 vs. June 30, 2006 for the Company’s business segments is as follows (dollars in millions):

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Gross Written Premiums	$321.9	$60.0	$16.6	$398.5
2006 Gross Written Premiums	$265.3	$53.7	$22.4	$341.4
Percentage Increase (Decrease)	21.3%	11.7%	(25.9)%	16.7%

2007 Gross Earned Premiums	$315.5	$58.4	$21.6	$395.5
2006 Gross Earned Premiums	$252.8	$53.1	$25.8	$331.7
Percentage Increase (Decrease)	24.8%	10.0%	(16.3)%	19.2%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the Company’s condominium and homeowners associations, non-profit, religious organizations, real estate, specialty schools, and golf and country clubs commercial package product lines as well as the inland marine specialty property product line. These product offerings accounted for approximately $38.3 million of the $56.6 million total commercial lines segment gross written premiums increase.

•	The introduction of several new niche product offerings, most notably the antique/collector vehicle product, professional sports and entertainment commercial package product, and the camp operators product. These new product offerings accounted for approximately $18.0 million of the $56.6 million total commercial lines segment gross written premiums increase.

•	An increase in the Company’s marketing personnel, as well as an increase in the number of preferred agents.

•	The introduction of a Company branded agent program to promote the Company’s product offerings and underwriting philosophy in producers’ offices through regional marketing meetings.

•	As a result of the factors noted above:
▪	The commercial lines segment in-force policy counts increased by 30.2% for the three months ended June 30, 2007 compared to 7.0% for the three months ended June 30, 2006. The introduction of the antique/collector vehicle program accounted for 93.5% of the 30.2% total policy count increase for the period. The other factors discussed above accounted for the remaining 6.5% increase in the policy counts for the period.

▪	The specialty lines segment in-force policy counts increased by 11.0% for the three months ended June 30, 2007, compared to 4.0% for the three months ended June 30, 2006.
The growth in gross written premiums was partially offset by:
•	A decrease in the renewal retention percentage of the personal lines segment to 67.2% for the three months ended June 30, 2007, compared to 92.7% renewal retention percentage for the three months ended June 30, 2006. The decrease in the renewal retention is primarily attributable to the implementation of rate increases effective September 1, 2006, resulting in part from higher reinsurance costs.

•	Restriction of personal lines business production due to the significant increase in catastrophe reinsurance rates and restricted availability of reinsurance catastrophe coverage experienced at the June 1, 2006 catastrophe reinsurance program renewal. This restriction included non-renewing all homeowners and rental dwelling policies providing windstorm coverage which expire after June 14, 2007. Pending the

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
outcome of the Company’s mandatory rate filing with the Florida Department of Insurance, the Company intends to continue this action on such expiring policies until December 31, 2007. The mandatory rate filing seeks to increase existing premium rates to reflect the actual reinsurance costs incurred by the Company in its June 1, 2007 reinsurance renewal, as well as other factors. As of June 30, 2007, there were approximately 8,900 such homeowners policies with an aggregate in-force premium of approximately $18.4 million which expire before January 1, 2008, and approximately 1,200 such rental dwelling policies with an aggregate in-force premium of approximately $1.5 million which expire before January 1, 2008.

•	A decrease in in-force policy counts for the personal lines segment of 28.2%, resulting from a decrease to the in-force counts for the mobile homeowner’s product and the homeowner’s product of 50.9% and 47.4%, respectively, due to the factors noted above.

•	A decrease in the lawyer’s professional liability gross written premium of $3.4 million as a result of non-renewing policies due to unacceptable underwriting results. For the three months ended June 30, 2007, gross written premium for the lawyer’s professional liability product was $0.1 million. The Company anticipates that it will continue to non-renew its remaining lawyers professional liability business throughout 2007, which approximated $3.8 million of gross written premium for the six months ended December 31, 2006.

•	Continued price competition during the three months ended June 30, 2007, particularly with respect to the following:
▪	Large commercial property-driven accounts located in the non-coastal areas of the country;

▪	Commercial package business with annual premiums in excess of $100,000;

▪	Professional liability accounts at all premium levels; and

▪	Personal lines homeowners policies for homes located in Florida, due to implemented rate increases and recent changes in the regulatory environment.
The Company believes its marketing strategy is a strength in that it provides the flexibility to quickly deploy its marketing efforts from soft market segments to market segments with emerging opportunities. However, the Company will “walk away,” if necessary, from writing business that does not meet its established underwriting standards and pricing guidelines.
•	Realized average rate decreases on renewal business approximating 1.8% and 0.7% for the specialty lines and commercial lines segments, respectively.
The respective net written premiums and net earned premiums for commercial lines, specialty lines and personal lines segments for the three months ended June 30, 2007 vs. June 30, 2006, were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Net Written Premiums	$293.6	$49.3	$(3.7)	$339.2
2006 Net Written Premiums	$247.7	$43.8	$4.8	$296.3
Percentage Increase (Decrease)	18.5%	12.6%	(177.1)%	14.5%

2007 Net Earned Premiums	$286.6	$47.8	$2.9	$337.3
2006 Net Earned Premiums	$235.6	$43.5	$9.7	$288.8
Percentage Increase (Decrease)	21.6%	9.9%	(70.1)%	16.8%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the period results primarily from the following:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	The Company experienced higher property catastrophe reinsurance rates, increased catastrophe loss retentions, and decreased catastrophe coverage limits for its annual June 1, 2006 reinsurance renewal compared to the June 1, 2005 renewal. This resulted in increased property catastrophe costs for the three month period ended June 30, 2007, compared to the three month period ended June 30, 2006. For the June 1, 2007 commercial lines segment property catastrophe reinsurance renewal, the Company experienced lower reinsurance rates, but purchased increased catastrophe limits due to higher exposures primarily in the Northeast part of the country, and maintained the same catastrophe loss retentions compared to the June 1, 2006 renewal. For the June 1, 2007 personal lines segment property catastrophe reinsurance renewal, the Company experienced reduced reinsurance rates, a lower catastrophe loss retention and purchased decreased catastrophe coverage limits due to lower exposures, compared to the June 1, 2006 renewal.

•	The Company experienced rate decreases on its annual January 1, 2007 renewals of its casualty excess of loss and property excess of loss reinsurance agreements compared to the rates on its January 1, 2006 renewals of these treaties.

•	Effective for the two-year period beginning March 1, 2007, the Company purchased Terrorism Catastrophe Excess of Loss reinsurance coverage for its Commercial Lines segment which provides, on an annual basis, in the aggregate, $50.0 million of coverage for losses arising from acts of terrorism incurred in excess of $10.0 million, after all applicable inuring reinsurance coverages. The agreement providing this coverage allows one reinstatement on an annual basis at the same cost as the initial coverage. The Company did not purchase similar reinsurance coverage in the prior period.
          Net Investment Income: Net investment income approximated $28.5 million for the three months ended June 30, 2007 and $21.7 million for the same period of 2006. Total investments grew to $2,725.5 million as of June 30, 2007 from $2,132.9 million as of June 30, 2006. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities, during a period in which the Company increased the average duration of its fixed income portfolio. The Company’s average duration of its fixed income portfolio was 4.7 years and 4.1 years as of June 30, 2007 and June 30, 2006, respectively. The decision to increase the average duration of the fixed maturity portfolio was based upon enterprise risk management analyses completed during 2006. The analyses indicated the capacity to further refine the risk/return profile of the investment portfolio. Based upon the analyses, the following actions were implemented:
•	The portfolio duration target was increased;

•	The targeted percentage of the fixed maturity portfolio allocated to municipal security investments was increased; and

•	The targeted percentage of the investment portfolio allocated to common stock investments was increased.
The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.5% as of June 30, 2007, compared to 5.1% as of June 30, 2006.
          The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was (0.43)% and 0.48% for the three months ended June 30, 2007 and 2006, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of (0.35)% and 0.12% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $28.1 million for the three months ended June 30, 2007 and $(2.4) million for the same period in 2006. The Company realized net investment gains of $0.2 million and $28.0 million from the sale of fixed maturity and equity securities, respectively, for the three months ended June 30, 2007, and $0.0 million and $0.1 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $28.0 million net realized gains from the sale of equity securities included approximately $22.2

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
million of net realized gains as a result of the liquidation of one of the Company’s equity portfolios following the Company’s decision to change one of its common stock investment managers.
The Company realized net investment losses of $0.6 million and $1.2 million from the sale of fixed maturity and equity securities, respectively, for the three months ended June 30, 2006, and $0.1 million and $0.5 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
          Other Income: Other income approximated $0.9 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively. Other income consists primarily of commissions and fees earned on servicing and brokering personal lines business, and to a lesser extent commissions earned on brokered commercial lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $39.8 million (36.6%) to $148.6 million for the three months ended June 30, 2007 from $108.8 million for the same period of 2006 and the loss ratio increased to 44.1% in 2007 from 37.7% in 2006.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	A higher current accident year net ultimate loss and loss adjustment expense ratio for the three months ended June 30, 2007, compared to the same period in 2006. During the three months ended June 30, 2007, a net ultimate loss and loss adjustment expense ratio estimate of 50.2% was recorded for the 2007 accident year. During the three months ended June 30, 2006, a net ultimate loss and loss adjustment expense ratio estimate of 50.0% was recorded for the 2006 accident year.

•	Net reserve actions taken during the three months ended June 30, 2007 whereby net estimated unpaid loss and loss adjustment expenses for accident years 2006 and prior were decreased by $20.8 million as compared to net reserve actions taken during the three months ended June 30, 2006 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior were decreased by $35.7 million. Changes in the estimated net unpaid loss and loss adjustment expenses by accident year during the three months ended June 30, 2007 are as follows:

Net Decrease
(In millions)
Accident Year 2006	$5.2
Accident Year 2005	4.5
Accident Year 2004	1.2
Accident Years 2003 and prior	9.9

Total	$20.8

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates on management liability, professional liability and commercial property and automobile coverages due to better than expected case incurred loss development primarily as a result of severity emergence being less than anticipated.
For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for professional liability, management liability and commercial general liability coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.
For accident years 2003 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates across most commercial coverages due to better than expected case incurred loss development as a result of severity emergence being less than anticipated.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $16.4 million (19.2%) to $101.7 million for the three months ended June 30, 2007 from $85.3 million for the same period of 2006, and the expense ratio increased to 30.2% in 2007 from 29.5% in 2006. The increase in acquisition costs and other underwriting expenses was due primarily to:
•	The growth in net earned premiums
The increase in the expense ratio for the three months ended June 30, 2007 was due primarily to:
•	Higher property catastrophe reinsurance costs experienced by the Company for its annual June 1, 2006 reinsurance renewal. This resulted in lower net earned premiums without a corresponding decrease in acquisition and other underwriting expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, which contributed to the increase in the expense ratio.
This increase was offset in part by a decrease in guaranty fund assessments.
          Other Operating Expenses: Other operating expenses increased $0.1 million to $3.0 million for the three months ended June 30, 2007 from $2.9 million for the same period of 2006.
          Income Tax Expense: The Company’s effective tax rate for the three months ended June 30, 2007 and 2006 was 33.3% and 32.8%, respectively. The effective rates differed from the 35% statutory rate, principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Investments
The Company’s investment objectives are the realization of relatively high levels of after-tax net investment income with competitive after-tax total rates of return subject to established specific guidelines and objectives. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of June 30, 2007 approximately 86.2% and 11.2% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 86.0% and 10.4%, respectively, at December 31, 2006.
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $216.9 million, $528.0 million and $351.2 million, respectively, as of June 30, 2007, and $202.1 million, $425.5 million and $293.1 million, respectively, as of December 31, 2006.
The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $0.1 million and $0.6 million, respectively, for the three months ended June 30, 2007 and 2006, and $2.6 million and $1.3 million, respectively, for the six months ended June 30, 2007 and

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
2006,. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the three and six months ended June 30, 2007 and 2006, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.
The Company’s fixed maturity portfolio amounted to $2,367.2 million and $2,129.6 million, as of June 30, 2007 and December 31, 2006, respectively, of which 99.9% of the portfolio as of June 30, 2007 and December 31, 2006 was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $44.4 million and $18.1 million as of June 30, 2007 and December 31, 2006, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $21.6 million and $9.3 million as of June 30, 2007 and December 31, 2006, respectively.
The following table identifies the period of time securities with an unrealized loss at June 30, 2007 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 1.9% and 22.0%, respectively, of the total estimated fair value, or 3.7% and 33.4%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. The unrealized losses on these securities are generally attributable to the general level of interest rates and prevailing market spreads over U.S. Treasury Securities. The contractual repayment of these securities is guaranteed by agencies of the U.S. Government, and it is therefore expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. At the present time the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore the Company does not consider these investments to be other than temporarily impaired as of June 30, 2007.

	Gross Unrealized Losses as of June 30, 2007
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$6.8	$7.1	$13.9	$3.2	$17.1
4 – 6 months	4.3	1.9	6.2	0.5	6.7
7 – 9 months	1.9	2.6	4.5	—	4.5
10 – 12 months	—	—	—	—	—
13 – 18 months	0.2	0.3	0.5	—	0.5
19 – 24 months	3.1	5.9	9.0	—	9.0
> 24 months	6.5	3.8	10.3	—	10.3

Total Gross Unrealized Losses	$22.8	$21.6	$44.4	$3.7	$48.1

Estimated fair value of securities with a gross unrealized loss	$1,104.2	$892.0	$1,996.2	$112.3	$2,108.5

The Company’s impairment evaluation as of June 30, 2007 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to the general level of interest rates. Of the 30 investment positions held, approximately 73.3% were in an unrealized loss position. The contractual terms of

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A+ to Aaa/AAA are generally attributable to the general level of interest rates. Of the 807 investment positions held, the average rating was Aaa/AAA and approximately 80.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 92 investment positions held, the average rating was A2/A and approximately 88.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of June 30, 2007 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 135 investment positions held, the average rating was Aaa/AAA and approximately 67.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in Agency issued Mortgage Pass-Through Securities which have ratings of Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 144 investment positions held, the average rating was Aaa/AAA and approximately 70.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA to Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 171 investment positions held, the average rating was Aaa/AAA and approximately 75.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
The fair value of the Company’s structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $1,075.8 million as of June 30, 2007. AAA rated securities represented approximately 99.0% of the June 30, 2007 structured securities portfolio. Approximately $874.0 million of the structured securities investment portfolio is backed by residential collateral, consisting of $511.0 million of agency backed Mortgage Pass-Through Securities, $244.0 million of agency backed Collateralized Mortgage Obligations, $77.0 million of non-agency Collateralized Mortgage Obligations backed by pools of prime loans, $30.0 million of structured securities backed by pools of ALT A loans, and $12.0 million of structured securities backed by pools of sub-prime loans. As of June 30, 2007, the Company holds no investments in Collateralized Debt Obligations or Net Interest Margin securities.
Given recent market events relating to the housing sector and mortgage finance, the Company believes that fixed income markets in general may experience more volatility than during recent historical reporting periods. As of

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
June 30, 2007, the Company had no impairments or surveillance issues related to these market conditions. However, the Company expects that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, may impact the prices of securities held in its overall Aaa/AAA rated investment portfolio.
The Company’s $42.0 million ALT-A and sub-prime loan portfolio is comprised of 25 AAA rated securities with net unrealized losses of $0.1 million as of June 30, 2007. These securities are either first to pay or among the first cash flow tranches of their respective transactions, have a weighted average life of 1.2 years, are spread across multiple vintages (origination year of underlying collateral pool) and have not experienced any ratings downgrades or surveillance issues as of June 30, 2007.
The Company’s impairment evaluation as of June 30, 2007 for equity securities resulted in the conclusion that the Company does not consider any of the equity security positions to be other than temporarily impaired. Of the 2,686 investment positions held, approximately 16.1% were in an unrealized loss position.
The following table identifies the period of time securities with an unrealized loss at December 31, 2006 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non- investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.5% and 23.6%, respectively, of the total estimated fair value, or 2.8% and 28.7%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated mortgage backed securities issued by agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. As previously discussed, there are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on the underlying collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should the Company subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in earnings as a realized loss for the period such determination was made.

	Gross Unrealized Losses as of December 31, 2006
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$0.8	$1.2	$2.0	$1.1	$3.1
4 – 6 months	—	0.1	0.1	0.6	0.7
7 – 9 months	0.1	—	0.1	0.9	1.0
10 – 12 months	0.1	0.2	0.3	—	0.3
13 – 18 months	2.1	4.6	6.7	—	6.7
19 – 24 months	2.6	1.5	4.1	—	4.1
> 24 months	3.1	1.7	4.8	—	4.8

Total Gross Unrealized Losses	$8.8	$9.3	$18.1	$2.6	$20.7

Estimated fair value of securities with a gross unrealized loss	$624.9	$543.8	$1,168.7	$37.4	$1,206.1

The Company’s impairment evaluation as of December 31, 2006 for fixed maturities available for sale, excluding interests in securitized assets, resulted in the following conclusions:
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
For the three months ended June 30, 2007, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.2 million and $1.5 million, respectively. $1.2 million of the $1.5 million gross loss on the sale of equity securities for the three months ended June 30, 2007 was a result of the liquidation of one of the

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Company’s equity portfolios following the Company’s decision to change one of its common stock investment managers. The $1.2 million realized gross loss was in addition to the $1.6 million impairment loss recognized during the three months ended March 31, 2007 upon the Company’s initial decision to change one of its common stock investment managers and no longer hold the securities to recovery. The fair value of the fixed maturity and equity securities at the time of sale was $32.5 million and $19.0 million, respectively. For the three months ended June 30, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.6 million and $3.0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $14.7 million and $14.6 million, respectively.
 For the six months ended June 30, 2007, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $2.0 million, respectively. $1.2 million of the $2.0 million gross loss on the sale of equity securities for the six months ended June 30, 2007 was a result of the liquidation of one of the Company’s equity portfolios following the Company’s decision to change one of its common stock investment managers. The $1.2 million realized gross loss on the sale of equity securities was in addition to the $1.6 million impairment loss recognized during the three months ended March 31, 2007 upon the Company’s initial decision to change one of its common stock investment managers and no longer hold the securities to recovery. The fair value of the fixed maturity and equity securities at the time of sale was $33.7 million and $27.9 million, respectively. For the six months ended June 30, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $4.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $55.0 million and $26.3 million, respectively.
Liquidity and Capital Resources
          For the six months ended June 30, 2007, the Company’s fixed maturity investments experienced unrealized investment depreciation of $22.4 million, net of the related deferred tax benefit of $12.1 million, and its equity investments experienced unrealized investment appreciation of $19,000, net of the related deferred tax expense of $10,000. For the six months ended June 30, 2007, net realized investment gains from the sale of equity securities were $32.3 million, of which approximately $22.2 million was as a result of the liquidation of one of the Company’s equity portfolios due to a change in common stock investment managers. As of June 30, 2007, the Company had total investments with a carrying value of $2,725.5 million, of which 86.9% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The remaining 13.1% of the Company’s total investments consisted primarily of publicly traded common stock securities.
          The Company produced net cash from operations of $262.1 million and $238.2 million for the six months ended June 30, 2007 and 2006, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. Cash from operations for the six months ended June 30, 2007 was primarily generated from premium growth during the current year as a result of increases in the number of policies written. Net loss and loss expense payments were $200.8 million and $170.3 million, respectively, for the six months ended June 30, 2007 and 2006. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.
          The Company generated $9.7 million of net cash from financing activities during the six months ended June 30, 2007. Cash provided from financing activities consisted of a $2.9 million excess tax benefit from the issuance of shares pursuant to stock based compensation plans; $4.0 million of proceeds from the issuance of shares pursuant to the Company’s stock based compensation plans and $2.8 million from the collection of notes receivable associated with the Company’s employee stock purchase plans.
          Effective June 29, 2007, the Company amended its unsecured Credit Agreement (“the Credit Agreement”) to extend the maturity date to June 27, 2008. The Credit Agreement provides capacity for working capital and other general corporate purposes. As of June 30, 2007, no borrowings have been made by the Company under the Credit Agreement. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio of investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and borrowing rates. As of June 30, 2007, the insurance subsidiaries’ unused borrowing capacity was $632.2 million. The borrowing capacity provides an immediately available line of credit.
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
          The tables below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of June 30, 2007 and 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
	(Dollars in Thousands)
June 30, 2007:
Investments
Total Fixed Maturities Available For Sale	$2,367,228	200 bp decrease	$2,590,289	9.4%	11.0%
		100 bp decrease	$2,479,171	4.7%	5.5%
		50 bp decrease	$2,423,438	2.4%	2.8%
		50 bp increase	$2,310,641	(2.4)%	(2.8)%
		100 bp increase	$2,254,153	(4.8)%	(5.6)%
		200 bp increase	$2,142,740	(9.5)%	(11.0)%

June 30, 2006:
Investments
Total Fixed Maturities Available For Sale	$1,882,505	200 bp decrease	$2,030,157	7.8%	10.2%
		100 bp decrease	$1,958,894	4.1%	5.3%
		50 bp decrease	$1,920,965	2.0%	2.7%
		50 bp increase	$1,844,046	(2.0)%	(2.7)%
		100 bp increase	$1,806,054	(4.1)%	(5.3)%
		200 bp increase	$1,732,609	(8.0)%	(10.3)%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its common stock during the second quarter of 2007 are shown in the following table:

					(d)
				(c) Total	Approximate
				Number of	Dollar Value of
				Shares	Shares That
				Purchased as Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number		(b) Average	Announced	Under the
	of Shares		Price Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
April 1 – April 30	5,705	(1)	$31.84	—	—
					$45,000,000 (2)
May 1 – May 31	800	(1)	$27.88	—	—
					$45,000,000 (2)
June 1 – June 30	2,369	(1)	$31.82	—	—
					$45,000,000 (2)

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounted to $75.3 million, of which $30.3 million has been utilized.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on April 27, 2007, the following nominees were elected to the Board of Directors:

Name	Votes For	Votes Withheld
James J. Maguire	56,097,804	9,457,012
James J. Maguire, Jr.	59,380,325	6,174,491
Sean S. Sweeney	60,266,753	5,288,063
Aminta Hawkins Breaux	60,141,998	5,412,818
Michael J. Cascio	60,124,569	5,430,247
Elizabeth H. Gemmill	60,270,667	5,284,149
Michael J. Morris	57,657,891	7,896,925
Shaun F. O’Malley	60,120,232	5,434,584
Donald A. Pizer	60,272,717	5,282,099
Ronald R. Rock	60,272,042	5,282,774
The following other matters were approved at the Annual Meeting:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes
Approval of the appointment of PricewaterhouseCoopers, LLP as independent registered public accounting firm for the year 2007	65,338,622	147,928	68,265	—

Approval of the adoption of the Philadelphia Insurance Companies 2007 Cash Bonus Plan	57,335,622	726,568	71,348	7,421,278

Approval of the adoption of the Company’s Amended and Restated Non-Qualified Employee Stock Purchase Plan	47,071,457	10,992,713	69,368	7,421,278

Approval of the amendment to the Directors Stock Purchase Plan to increase the number of shares subject to purchase under the Plan from 75,000 to 125,000 shares	48,824,013	9,233,844	75,681	7,421,278
Item 5. Other Information
          Not applicable.

Item 6. Exhibits
          Exhibits:

Exhibit No.	Description

10.1*	Amendment to Credit Agreement dated June 30, 2006 with Bank of America and Wachovia Bank, National Association

10.2**	The Philadelphia Insurance Companies 2007 Cash Bonus Plan effective as of January 1, 2007

10.3**	Philadelphia Insurance Companies Non Qualified Employee Stock Purchase Plan (amended and restated, effective as of January 1, 2007, with Performance-Based Compensation Provisions)

31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Filed as an Exhibit to the Company’s Form 8-K dated May 3, 2007 and incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP. Registrant

Date August 6, 2007	James J. Maguire, Jr. James J. Maguire, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date August 6, 2007	Craig P. Keller Craig P. Keller Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)