Form 10-Q
period 2007-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2007-11-06
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
YES: ☑ NO: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☑     Accelerated Filer: ☐     Non-accelerated Filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES: ☐ NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2007.
Common Stock, no par value, 71,952,809 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended September 30, 2007

Part I - Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets –September 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations and Comprehensive Income - For the three and nine months ended September 30, 2007 and 2006	4

Consolidated Statements of Changes in Shareholders’ Equity - For the nine months ended September 30, 2007 and the year ended December 31, 2006	5

Consolidated Statements of Cash Flows - For the nine months ended September 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

Part II - Other Information

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	40

Signatures	41
Casualty (Clash) Excess of Loss Reinsurance Agreement
Property Per Risk Excess of Loss Agreement
Interest and Liabilities Agreement
Terrorism Catastrophe Excess of Loss Reinsurance Contract
Terrorism Catastrophe Excess of Loss Reinsurance Contract - 20% Share
Excess Catastrophe Reinsurance Contract
Reinstatement Premium Protection Reinsurance
Florida Only Excess Catastrophe Reinsurance Contract
First and Second Excess Reinstatement Premium Protection Reinsurance Contract
Third Excess Reinstatement Premium Protection
Florida Hurricane Catastrophe Fund Reimbursement Contract
Florida Hurricane Catastrophe Fund Reimbursement Contract
Certification of the Company's chief executive officer
Certification of the Company's chief financial officer
Certification of the Company's chief executive officer, pursuant to Section 906
Certification of the Company's chief financial officer, pursuant to Section 906

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $2,503,942 AND $2,136,231)	$2,495,045	$2,129,609
EQUITY SECURITIES AT MARKET (COST $319,000 AND $259,184)	362,238	304,033

TOTAL INVESTMENTS	2,857,283	2,433,642

CASH AND CASH EQUIVALENTS	122,486	108,671
ACCRUED INVESTMENT INCOME	24,303	20,083
PREMIUMS RECEIVABLE	406,481	346,836
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	276,849	272,798
DEFERRED INCOME TAXES	47,926	26,657
DEFERRED ACQUISITION COSTS	188,144	158,805
PROPERTY AND EQUIPMENT, NET	26,813	26,999
OTHER ASSETS	47,502	44,046

TOTAL ASSETS	$3,997,787	$3,438,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,394,834	$1,283,238
UNEARNED PREMIUMS	871,842	759,358

TOTAL POLICY LIABILITIES AND ACCRUALS	2,266,676	2,042,596
PREMIUMS PAYABLE	88,082	66,827
OTHER LIABILITIES	196,353	161,847

TOTAL LIABILITIES	2,551,111	2,271,270

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 71,511,222 AND 70,848,482 SHARES ISSUED AND OUTSTANDING	402,010	376,986
NOTES RECEIVABLE FROM SHAREHOLDERS	(16,787)	(17,074)
ACCUMULATED OTHER COMPREHENSIVE INCOME	22,321	24,848
RETAINED EARNINGS	1,039,132	782,507

TOTAL SHAREHOLDERS’ EQUITY	1,446,676	1,167,267

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,997,787	$3,438,537

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
REVENUE:
NET EARNED PREMIUMS	$359,149	$296,366	$1,015,182	$861,706
NET INVESTMENT INCOME	30,199	23,833	85,694	65,572
NET REALIZED INVESTMENT GAIN (LOSS)	2,817	(6,976)	32,638	(9,782)
OTHER INCOME	980	795	2,660	1,703

TOTAL REVENUE	393,145	314,018	1,136,174	919,199

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	146,389	95,662	479,142	353,289
NET REINSURANCE RECOVERIES	(1,584)	(10,956)	(35,243)	(16,163)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	144,805	84,706	443,899	337,126
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	101,252	89,052	299,902	251,406
OTHER OPERATING EXPENSES	2,992	3,364	9,128	8,644

TOTAL LOSSES AND EXPENSES	249,049	177,122	752,929	597,176

INCOME BEFORE INCOME TAXES	144,096	136,896	383,245	322,023

INCOME TAX EXPENSE (BENEFIT):

CURRENT	53,198	49,725	146,528	116,448
DEFERRED	(5,346)	(2,719)	(19,908)	(9,493)

TOTAL INCOME TAX EXPENSE	47,852	47,006	126,620	106,955

NET INCOME	$96,244	$89,890	$256,625	$215,068

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
HOLDING GAIN ARISING DURING PERIOD	$21,727	$29,929	$18,688	$10,608
RECLASSIFICATION ADJUSTMENT	(1,831)	4,534	(21,215)	6,358

OTHER COMPREHENSIVE INCOME (LOSS)	19,896	34,463	(2,527)	16,966

COMPREHENSIVE INCOME	$116,140	$124,353	$254,098	$232,034

PER AVERAGE SHARE DATA:
NET INCOME – BASIC	$1.37	$1.28	$3.65	$3.08

NET INCOME – DILUTED	$1.30	$1.22	$3.46	$2.94

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	70,457,765	69,991,728	70,323,834	69,717,194
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	3,599,654	3,488,999	3,856,902	3,470,645

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	74,057,419	73,480,727	74,180,736	73,187,839

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Nine
	Months Ended
	September 30, 2007	For the Year Ended
	(Unaudited)	December 31, 2006
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	70,848,482	69,266,016
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	92,469	613,320
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	570,271	969,146

BALANCE AT END OF PERIOD	71,511,222	70,848,482

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$376,986	$332,757
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS	3,550	19,521
EFFECTS OF ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	20,912	24,301
OTHER	562	407

BALANCE AT END OF PERIOD	402,010	376,986

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(17,074)	(7,217)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(3,287)	(12,391)
COLLECTION OF NOTES RECEIVABLE	3,574	2,534

BALANCE AT END OF PERIOD	(16,787)	(17,074)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	24,848	(2,702)
OTHER COMPREHENSIVE INCOME (LOSS) INCOME, NET OF TAXES	(2,527)	27,550

BALANCE AT END OF PERIOD	22,321	24,848

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	782,507	493,658
NET INCOME	256,625	288,849

BALANCE AT END OF PERIOD	1,039,132	782,507

TOTAL SHAREHOLDERS’ EQUITY	$1,446,676	$1,167,267

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$256,625	$215,068
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	(32,638)	9,782
AMORTIZATION OF INVESTMENT PREMIUMS, NET OF DISCOUNT	4,414	7,452
AMORTIZATION OF INTANGIBLE ASSETS	2,217	—
DEPRECIATION	5,755	4,297
DEFERRED INCOME TAX BENEFIT	(19,908)	(9,493)
CHANGE IN PREMIUMS RECEIVABLE	(59,645)	(55,462)
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	(4,051)	84,189
CHANGE IN ACCRUED INVESTMENT INCOME	(4,220)	(410)
CHANGE IN DEFERRED ACQUISITION COSTS	(29,339)	(27,971)
CHANGE IN INCOME TAXES PAYABLE	8,085	11,957
CHANGE IN OTHER ASSETS	8,459	(8,126)
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	111,596	(2,352)
CHANGE IN UNEARNED PREMIUMS	112,484	126,673
CHANGE IN OTHER LIABILITIES	36,503	26,164
FAIR VALUE OF STOCK BASED COMPENSATION	11,341	9,780
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	(4,368)	(8,411)

NET CASH PROVIDED BY OPERATING ACTIVITIES	403,310	383,137

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	185,559	133,439
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	183,600	206,316
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	213,854	71,858
COST OF FIXED MATURITIES ACQUIRED	(725,502)	(603,243)
COST OF EQUITY SECURITIES ACQUIRED	(241,526)	(156,679)
PURCHASE OF PROPERTY AND EQUIPMENT	(5,569)	(6,852)
PURCHASE OF INTANGIBLES	(12,726)	—

NET CASH USED BY INVESTING ACTIVITIES	(402,310)	(355,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	4,604	6,474
PROCEEDS FROM COLLECTION OF SHAREHOLDER NOTES RECEIVABLE	3,574	1,978
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	269	1,746
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	4,368	8,411
COST OF SHARES WITHHELD TO SATISFY MINIMUM REQUIRED TAX WITHHOLDING OBLIGATION ARISING UPON EXERCISE OF OPTIONS	—	(4,676)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,815	13,933

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,815	41,909
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,671	74,385

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,486	$116,294

NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS IN EXCHANGE FOR NOTES RECEIVABLE	$3,287	$4,879
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended September 30, 2007 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year or any other period.

These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006.

2.	Investments

The carrying amount for the Company’s investments approximates their estimated fair value. The Company’s external fixed income investment manager provides pricing of the Company’s investments based on a pricing methodology approved by the investment manager’s pricing committee. Pricing is primarily obtained from market vendors based on a pre-established provider list. For non-investment grade structured securities for which a vendor price is not available, broker pricing is obtained from either the lead manager of the issue or from the broker used at the time the security was purchased. Material assumptions and factors considered by the independent vendors and brokers in pricing these securities may include: cash flows, collateral performance including delinquencies, defaults, and recoveries and any market clearing activity and/or liquidity circumstances in the security or other benchmark securities that may have occurred since the prior month-end pricing period. For mortgage and asset-backed securities (“structured securities”) of high credit quality, changes in expected cash flows are recognized using the retrospective method. For structured securities where the possibility of credit loss is other than remote, changes in expected cash flows are recognized on the prospective method over the remaining life of the securities. Cash flow assumptions for structured securities are obtained from a primary market provider of such information. These assumptions represent a market based best estimate of the amount and timing of estimated principal and interest cash flows based on current information and events.

The Company regularly performs impairment reviews with respect to its investments. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.1 million and $5.7 million, respectively, for the three months ended September 30, 2007 and 2006, and $3.7 million and $7.0 million, respectively, for the nine months ended September 30, 2007 and 2006. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the three or nine months ended September 30, 2007 or 2006 as a result of the Company’s impairment evaluation for investments in securitized assets.

The following table identifies the period of time securities with an unrealized loss at September 30, 2007 have continuously been in an unrealized loss position. Included in the amounts displayed in the table are $0.1 million of unrealized losses due to non-investment grade fixed maturity securities having a fair value of $0.9 million. No issuer of securities or industry represents more than 2.4% and 25.8%, respectively, of the total estimated fair value, or 4.7% and 26.3%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by Agencies of the U.S. Government which are collateralized by pools of residential mortgage loans.

	Less Than 12 Months		12 Months or More		Total
September 30, 2007		Unrealized		Unrealized		Unrealized
Fixed Maturities Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$450	$2	$7,406	$59	$7,856	$61
Obligations of States and Political Subdivisions	468,977	4,700	291,944	3,350	760,921	8,050
Corporate and Bank Debt Securities	4,070	52	82,883	1,500	86,953	1,552
Asset Backed Securities	80,871	360	25,271	153	106,142	513
Mortgage Pass-Through Securities	278,402	3,223	152,690	4,614	431,092	7,837
Collateralized Mortgage Obligations	63,831	401	101,998	1,501	165,829	1,902

Total Fixed Maturities Available for Sale	$896,601	$8,738	$662,192	$11,177	$1,558,793	$19,915

Equity Securities	108,771	9,822	—	—	108,771	9,822

Total Investments	$1,005,372	$18,560	$662,192	$11,177	$1,667,564	$29,737

The Company’s impairment evaluation as of September 30, 2007 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to the general level of interest rates. Of the 32 investment positions held, approximately 46.9% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A+ to Aaa/AAA are attributable to the general level of interest rates. Of the 791 investment positions held, approximately 62.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 89 investment positions held, the average rating was A2/A and approximately 82.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of September 30, 2007 for interests in securitized assets resulted in the following conclusions:

Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 122 investment positions held, the average rating was Aaa/AAA and approximately 54.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in U.S. government agency issued Mortgage Pass-Through Securities which have ratings of Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 150 investment positions held, the average rating was Aaa/AAA and approximately 64.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA+ to Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 175 investment positions held, the average rating was Aaa/AAA and approximately 55.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of September 30, 2007 for equity securities resulted in the conclusion that the Company does not consider any of the equity security positions to be other than temporarily impaired. Of the 2,642 investment positions held, approximately 25.2% were in an unrealized loss position.
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

The Insurance Subsidiaries have investments, principally U.S. Treasury securities, Obligations of U.S. Government Corporations and Agencies and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. As of September 30, 2007 and December 31, 2006, the carrying value of the securities on deposit totaled $16.2 million and $15.1 million, respectively.

4.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is a complex and imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and been reported to the Company and an amount for losses incurred that have not yet been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other internal and external factors. These factors include, but are not limited to, the Company’s growth, changes in the Company’s operations, and legal, social, and economic developments. These estimates are reviewed regularly and any resulting adjustments are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of September 30, 2007, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.

During the three months ended September 30, 2007, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2006 and prior by the following amounts:

Net Decrease
(In millions)
Accident Year 2006	$7.5
Accident Year 2005	11.9
Accident Year 2004	9.2
Accident Years 2003 and prior	10.9

Total	$39.5

For accident years 2006 and 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for management liability and professional liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.

For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for management liability, professional liability, and commercial general liability coverages due to better than expected case incurred loss development as a result of claim severity emergence being less than anticipated.

5.	Shareholders’ Equity

The Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) provides incentives and awards to those employees and members of the Board (“participants”) largely responsible for the long term success of the Company. Under the Plan, the Company issued 436,607 and 949,000 stock settled appreciation rights (“SARS”) during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. The Company also issued 146,884 and 47,080 shares of restricted stock awards during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

6.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands, except per share data):

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-Average Common Shares Outstanding	70,458	69,992	70,324	69,717

Weighted-Average Share Equivalents	3,599	3,489	3,857	3,471

Weighted-Average Shares and Share Equivalents	74,057	73,481	74,181	73,188

Net Income	$96,244	$89,890	$256,625	$215,068

Basic Earnings per Share	$1.37	$1.28	$3.65	$3.08

Diluted Earnings per Share	$1.30	$1.22	$3.46	$2.94

7.	Income Taxes

On January 1, 2007 the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As a result of the implementation, no adjustment to the beginning balance of retained earnings was deemed necessary. As of January 1, 2007, the Company’s liability for its unrecognized tax benefits was $0.2 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.2 million. There were no material changes to this amount during the quarter ended September 30, 2007.

Interest and penalties accrued for the underpayment of taxes are recorded as a component of income tax expense. The liability for interest and penalties amounted to $1.6 million and $1.5 million as of January 1, 2007 and September 30, 2007, respectively.

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

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company’s participation in such agreements allows the Company to limit its loss exposure and diversify its business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on premiums written and earned is as follows:
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007		September 30, 2007
	Written	Earned	Written	Earned
Direct Business	$503,078	$410,264	$1,294,438	$1,181,840
Reinsurance Assumed	1,550	1,393	2,816	2,931
Reinsurance Ceded	(62,138)	(52,508)	(178,143)	(169,589)

Net Premiums	$442,490	$359,149	$1,119,111	$1,015,182

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2006
	Written	Earned	Written	Earned
Direct Business	$455,446	$348,926	$1,122,553	$996,011
Reinsurance Assumed	1,145	1,048	3,444	3,312
Reinsurance Ceded	(64,525)	(53,608)	(149,723)	(137,617)

Net Premiums	$392,066	$296,366	$976,274	$861,706

9.	Commitments and Contingencies

The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company is not involved in any other pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

Credit Agreement:

Effective June 29, 2007, the Company amended its unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time. The amended Credit Agreement has a maturity date of June 27, 2008 and contains an annual commitment fee of 6.0 basis points per annum on the unused commitments under the Credit Agreement. Each loan under the amended Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.35% or (ii) the higher of the administrative agent and lender’s prime rate and the Federal Funds rate plus 0.50%. As of September 30, 2007, no borrowings have been made by the Company under this Credit Agreement.

The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of September 30, 2007, the Company was in compliance with all covenants contained in the Credit Agreement.

State Insurance Guaranty Funds:

As of September 30, 2007 and December 31, 2006, included in Other Liabilities in the Consolidated Balance Sheets were $13.6 million and $15.1 million, respectively, of liabilities for state insurance guaranty funds. As of September 30, 2007 and December 31, 2006, included in Other Assets in the Consolidated Balance Sheets were $0.2 million of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

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

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains arising during the three and nine months ended September 30, 2007 and 2006 was $11.7 million and $16.1 million, respectively, and $10.1 million and $5.7 million, respectively. The related tax effect of Reclassification Adjustments for the three and nine months ended September 30, 2007 and 2006 was $(1.0) million and $2.4 million, respectively, and $(11.4) million and $3.4 million, respectively.

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

Following is a tabulation of business segment information for the three and nine months ended September 30, 2007 and 2006. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	As of and For The Three Months Ended September 30,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2007:
Gross Written Premiums	$425,131	$68,476	$11,021	—	$504,628

Net Written Premiums	$389,298	$55,930	$(2,738)	—	$442,490

Revenue:
Net Earned Premiums	$303,381	$48,675	$7,093	—	$359,149
Net Investment Income	—	—	—	30,199	30,199
Net Realized Investment Gain	—	—	—	2,817	2,817
Other Income	—	—	530	450	980

Total Revenue	303,381	48,675	7,623	33,466	393,145

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	146,416	(3,149)	1,538	—	144,805
Acquisition Costs and Other Underwriting Expenses	—	—	—	101,252	101,252
Other Operating Expenses	—	—	291	2,701	2,992

Total Losses and Expenses	146,416	(3,149)	1,829	103,953	249,049

Income Before Income Taxes	156,965	51,824	5,794	(70,487)	144,096

Total Income Tax Expense	—	—	—	47,852	47,852

Net Income	$156,965	$51,824	$5,794	$(118,339)	$96,244

Total Assets	—	—	$100,385	$3,897,402	$3,997,787

2006:
Gross Written Premiums	$367,785	$62,602	$26,204	—	$456,591

Net Written Premiums	$339,409	$50,217	$2,440	—	$392,066

Revenue:
Net Earned Premiums	$246,905	$45,415	$4,046	—	$296,366
Net Investment Income	—	—	—	23,833	23,833
Net Realized Investment Loss	—	—	—	(6,976)	(6,976)
Other Income	—	—	677	118	795

Total Revenue	246,905	45,415	4,723	16,975	314,018

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	54,841	26,385	3,480	—	84,706
Acquisition Costs and Other Underwriting Expenses	—	—	—	89,052	89,052
Other Operating Expenses	—	—	508	2,856	3,364

Total Losses and Expenses	54,841	26,385	3,988	91,908	177,122

Income Before Income Taxes	192,064	19,030	735	(74,933)	136,896

Total Income Tax Expense	—	—	—	47,006	47,006

Net Income	$192,064	$19,030	$735	$(121,939)	$89,890

Total Assets	—	—	$143,860	$3,185,561	$3,329,421

	As of and For The Nine Months Ended September 30,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2007:
Gross Written Premiums	$1,058,407	$189,182	$49,665	—	$1,297,254

Net Written Premiums	$968,264	$155,827	$(4,980)	—	$1,119,111

Revenue:
Net Earned Premiums	$861,926	$141,969	$11,287	—	$1,015,182
Net Investment Income	—	—	—	85,694	85,694
Net Realized Investment Gain	—	—	—	32,638	32,638
Other Income	—	—	1,978	682	2,660

Total Revenue	861,926	141,969	13,265	119,014	1,136,174

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	385,122	51,651	7,126	—	443,899
Acquisition Costs and Other Underwriting Expenses	—	—	—	299,902	299,902
Other Operating Expenses	—	—	1,087	8,041	9,128

Total Losses and Expenses	385,122	51,651	8,213	307,943	752,929

Income Before Income Taxes	476,804	90,318	5,052	(188,929)	383,245

Total Income Tax Expense	—	—	—	126,620	126,620

Net Income	$476,804	$90,318	$5,052	$(315,549)	$256,625

Total Assets	—	—	$100,385	$3,897,402	$3,997,787

2006:
Gross Written Premiums	$875,386	$175,097	$75,514	—	$1,125,997

Net Written Premiums	$814,543	$140,081	$21,650	—	$976,274

Revenue:
Net Earned Premiums	$706,445	$129,278	$25,983	—	$861,706
Net Investment Income	—	—	—	65,572	65,572
Net Realized Investment Loss	—	—	—	(9,782)	(9,782)
Other Income	—	—	1,459	244	1,703

Total Revenue	706,445	129,278	27,442	56,034	919,199

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	250,013	74,580	12,533	—	337,126
Acquisition Costs and Other Underwriting Expenses	—	—	—	251,406	251,406
Other Operating Expenses	—	—	1,022	7,622	8,644

Total Losses and Expenses	250,013	74,580	13,555	259,028	597,176

Income Before Income Taxes	456,432	54,698	13,887	(202,994)	322,023

Total Income Tax Expense	—	—	—	106,955	106,955

Net Income	$456,432	$54,698	$13,887	$(309,949)	$215,068

Total Assets	—	—	$143,860	$3,185,561	$3,329,421

12.	Subsequent Event

During October 2007, southern California was affected by wildfires impacting seven counties. The Company’s insurance subsidiaries write commercial property and casualty insurance policies on risks located in California. Losses resulting from the California wildfires are subject to the Company’s open-market commercial lines catastrophe reinsurance program, which provides coverage of $245 million in excess of a $10.0 million per occurrence retention. As of November 5, 2007, fewer than 25 claims related to the California wildfires have been reported to the Company. At this time, the Company does not yet have sufficient information to develop a meaningful loss estimate for the California wildfires.

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
General
Although the Company’s financial performance is dependent upon its own specific business characteristics, certain risk factors can affect the profitability and/or the financial condition of the Company. These include, but are not limited to, the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
These risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
During October 2007, southern California was affected by wildfires impacting seven counties. The Company’s insurance subsidiaries write commercial property and casualty insurance policies on risks located in California. Losses resulting from the California wildfires are subject to the Company’s open-market commercial lines catastrophe reinsurance program, which provides coverage of $245 million in excess of a $10.0 million per occurrence retention. As of November 5, 2007, fewer than 25 claims related to the California wildfires have been reported to the Company. At this time, the Company does not yet have sufficient information to develop a meaningful loss estimate for the California wildfires.
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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Results of Operations (Nine Months ended September 30, 2007 vs. September 30, 2006)
          Premiums: Premium information for the nine months ended September 30, 2007 vs. September 30, 2006 for the Company’s business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Gross Written Premiums	$1,058.4	$189.2	$49.7	$1,297.3
2006 Gross Written Premiums	$875.4	$175.1	$75.5	$1,126.0
Percentage Increase (Decrease)	20.9%	8.1%	(34.2)%	15.2%

2007 Gross Earned Premiums	$946.0	$175.1	$63.7	$1,184.8
2006 Gross Earned Premiums	$761.8	$161.0	$76.5	$999.3
Percentage Increase (Decrease)	24.2%	8.8%	(16.7)%	18.6%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the Company’s condominium and homeowners associations, non-profit, real estate, specialty schools, and golf and country clubs commercial package product lines, as well as the inland marine specialty property product line. These product offerings accounted for approximately $113.1 million of the $183.0 million total commercial lines segment gross written premiums increase.

•	The introduction of several new niche product offerings, most notably the antique/collector vehicle product, professional sports and entertainment and religious organizations commercial package products, and the camp operators product. These new product offerings accounted for approximately $66.0 million of the $183.0 million total commercial lines segment gross written premiums increase.

•	An increase in the Company’s marketing personnel as well as an increase in the number of preferred agents.

•	The introduction of a Company branded agent program to promote the Company’s product offerings and underwriting philosophy in producers’ offices.

•	As a result of the factors noted above:
▪	The commercial lines segment in-force policy counts increased by 107.3% for the nine months ended September 30, 2007. The introduction of the antique/collector vehicle program accounted for 72.7% of the 107.3% total policy count increase for the period. The other factors discussed above accounted for the remaining 27.3% increase in the policy counts for the period.

▪	The specialty lines segment in-force policy counts increased by 12.9% for the nine months ended September 30, 2007.
•	A $2.3 million increase in gross written premium by the personal lines segment for the National Flood Insurance Program (“NFIP”) for the nine months ended September 30, 2007, compared to the same period in 2006. Gross written premiums for the NFIP accounted for 53.7% and 32.3% of the total personal lines segment gross written premiums for the nine months ended September 30, 2007 and 2006, respectively.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The growth in gross written premiums was partially offset by:
•	Restriction of personal lines business production due to the significant increase in catastrophe reinsurance rates and restricted availability of reinsurance catastrophe coverage experienced at the June 1, 2006 catastrophe reinsurance program renewal. This restriction included non-renewing all homeowners and rental dwelling policies providing windstorm coverage which expire between June 15, 2007 and December 31, 2007. The Company has submitted mandatory rate filings with the Florida Department of Insurance (“FLDOI”), which are currently under review by the FLDOI. The mandatory rate filings seek to increase existing premium rates to reflect the actual reinsurance costs incurred by the Company in its June 1, 2007 reinsurance renewal, as well as other factors. As of September 30, 2007, there were approximately 3,300 such homeowners policies with an aggregate in-force premium of approximately $7.2 million which expire before January 1, 2008, and approximately 450 such rental dwelling policies with an aggregate in-force premium of approximately $0.6 million which expire before January 1, 2008.

•	A decrease in the lawyers professional liability gross written premium of $10.3 million as a result of non-renewing policies due to unacceptable underwriting results. For the nine months ended September 30, 2007, gross written premium for the lawyers professional liability product was $0.3 million. The Company anticipates that it will continue to non-renew its remaining lawyers professional liability business throughout 2007, which approximated $1.3 million of gross written premium for the three months ended December 31, 2006.

•	An increase in price competition during the nine months ended September 30, 2007, particularly with respect to the following:
▪	Large commercial property-driven accounts located in the non-coastal areas of the country;

▪	Commercial package business with annual premiums in excess of $100,000; and

▪	Professional liability accounts at all premium levels.
The Company believes its marketing strategy is a strength in that it provides the flexibility to quickly deploy its marketing efforts from soft market segments to market segments with emerging opportunities. However, the Company will “walk away” from writing business that does not meet its established underwriting standards and pricing guidelines.
•	Realized average rate decreases on renewal business approximating 1.7% and 3.2% for the specialty lines and commercial lines segments, respectively.
The respective net written premiums and net earned premiums for commercial lines, specialty lines and personal lines segments for the nine months ended September 30, 2007 vs. September 30, 2006 were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Net Written Premiums	$968.3	$155.8	$(5.0)	$1,119.1
2006 Net Written Premiums	$814.5	$140.1	$21.7	$976.3
Percentage Increase (Decrease)	18.9%	11.2%	(123.0)%	14.6%

2007 Net Earned Premiums	$861.9	$142.0	$11.3	$1,015.2
2006 Net Earned Premiums	$706.4	$129.3	$26.0	$861.7
Percentage Increase (Decrease)	22.0%	9.8%	(56.5)%	17.8%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the period results primarily from the following:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	The Company experienced higher property catastrophe reinsurance rates, increased catastrophe loss retentions, and decreased catastrophe coverage limits for its annual June 1, 2006 reinsurance renewal compared to the June 1, 2005 renewal. This resulted in increased property catastrophe costs for the nine month period ended September 30, 2007, compared to the nine month period ended September 30, 2006. For the June 1, 2007 commercial lines segment property catastrophe reinsurance renewal, the Company experienced lower reinsurance rates, purchased increased catastrophe limits due to higher exposures primarily in the Northeast part of the country, and maintained the same catastrophe loss retention compared to the June 1, 2006 renewal. For the June 1, 2007 personal lines segment property catastrophe reinsurance renewal, the Company experienced reduced reinsurance rates, a lower catastrophe loss retention and purchased decreased catastrophe coverage limits due to lower exposures, compared to the June 1, 2006 renewal. The Company’s property catastrophe reinsurance coverage effective June 1, 2007 through May 31, 2008 is as follows:
▪	For its commercial lines segment property catastrophe program:
o	The Company’s open-market catastrophe reinsurance coverage is $245 million in excess of a $10.0 million per occurrence retention. The open-market catastrophe program (the coverage provided by large reinsurers that are rated at least “A –” (Excellent) by A.M. Best Company) includes one mandatory reinstatement.

o	A reinstatement premium protection contract for the First and Second Excess Layers of the commercial lines segment open-market catastrophe contract was also purchased, effective June 1, 2007, providing coverage for reinstatement premium which the Company may become liable to pay as a result of loss occurrence between $10.0 million and $50.0 million on the First and Second Excess Layers of the commercial lines segment open-market catastrophe reinsurance program.
▪	For its personal lines segment property catastrophe program:
o	The Company’s reinsurance coverage is approximately $121.0 million in excess of a $3.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (“FHCF”) provides on an aggregate basis for Liberty American Select Insurance Company and Liberty American Insurance Company, 90% coverage for approximately $78.3 million in excess of $15.4 million. The FHCF coverage inures to the benefit of the Company’s open-market catastrophe program. The coverage provided by the open-market catastrophe program (the coverage provided by large reinsurers that are rated at least “A –” (Excellent) by A.M. Best Company) includes one mandatory reinstatement, but the FHCF coverage does not reinstate. Since the FHCF reimbursement coverage cannot be reinstated, the Company’s open-market program is structured such that catastrophe reinsurance coverage in excess of the FHCF coverage will “drop down” and fill in any portion of the FHCF which has been utilized.

o	Reinstatement premium protection contracts for the First, Second and Third Excess Layers of its personal lines open-market catastrophe reinsurance contracts were purchased, effective June 1, 2007, providing coverage for reinstatement premium which the Company may become liable to pay as a result of loss occurrences between $3.5 million and $24.0 million on the First, Second and Third Excess Layers of the personal lines segment open-market catastrophe reinsurance program.
•	The Company experienced rate decreases on its annual January 1, 2007 renewals of its casualty excess of loss and property excess of loss reinsurance agreements compared to the rates on its January 1, 2006 renewals of these agreements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	Certain of the Company’s reinsurance contracts have reinstatement or additional premium provisions under which the Company must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions after utilization of initial reinsurance coverage. As of September 30, 2007 and 2006, the Company accrued $2.6 million ($1.1 million for the commercial lines segment and $1.5 million for the specialty lines segment) and $3.4 million ($1.4 million for the commercial lines segment and $2.0 million for the specialty lines segment) respectively, of reinstatement or additional reinsurance premium under its casualty excess of loss reinsurance treaties, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.

•	Effective for the two-year period beginning March 1, 2007, the Company purchased Terrorism Catastrophe Excess of Loss reinsurance coverage for its Commercial Lines segment which provides, on an annual basis, in the aggregate, $50.0 million of coverage for losses arising from acts of terrorism incurred in excess of $10.0 million, after all applicable inuring reinsurance coverages. The agreement providing this coverage allows one reinstatement on an annual basis at the same cost as the initial coverage. The Company did not purchase similar reinsurance coverage in the prior period.
          Net Investment Income: Net investment income approximated $85.7 million for the nine months ended September 30, 2007 and $65.6 million for the same period of 2006. Total investments grew to $2,857.3 million as of September 30, 2007 from $2,321.5 million as of September 30, 2006. The growth in investment income is primarily due to increased investments, which arose from investing net cash flows provided from operating activities, during a period in which the Company increased the average duration of its fixed income portfolio.
          The Company’s average duration of its fixed income portfolio was 4.9 years and 3.9 years as of September 30, 2007 and September 30, 2006, respectively. The decision to increase the average duration of the fixed maturity portfolio was based upon enterprise risk management analyses completed during 2006. The analyses indicated the capacity to further refine the risk/return profile of the investment portfolio. Based upon the analyses, the following actions were implemented:
•	The portfolio duration target was increased;

•	The targeted percentage of the fixed maturity portfolio allocated to municipal security investments was increased; and

•	The targeted percentage of the investment portfolio allocated to common stock investments was increased.
          The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.5% as of September 30, 2007, compared to 5.3% as of September 30, 2006.
          The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 3.31% and 3.33% for the nine months ended September 30, 2007 and 2006, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 4.01% and 3.27% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio, as compared to the Index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $32.6 million for the nine months ended September 30, 2007 and $(9.8) million for the same period in 2006. The Company realized net investment gains of $0.7 million and $35.6 million from the sale of fixed maturity and equity securities, respectively, for the nine months ended September 30, 2007, and $0.5 million and $3.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation. The $35.6 million net realized gains from the sale of equity securities included approximately $22.2 million of net realized gains as a result of the liquidation of one of the Company’s equity portfolios following the Company’s decision to change one of its common stock investment managers.

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
          Other Income: Other income was $2.7 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively. Other income consists primarily of commissions and fees earned on servicing and brokering personal lines business, and to a lesser extent commissions earned on brokered commercial lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $106.8 million (31.7%) to $443.9 million for the nine months ended September 30, 2007 from $337.1 million for the same period of 2006, and the loss ratio increased to 43.7% in 2007 from 39.1% in 2006.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	An increase in the current accident year net ultimate loss and loss adjustment expense ratio for the nine months ended September 30, 2007, compared to the same period in 2006. During the nine months ended September 30, 2007, a net ultimate loss and loss adjustment expense ratio estimate of 50.9% was recorded for the 2007 accident year. During the nine months ended September 30, 2006, a net ultimate loss and loss adjustment expense ratio estimate of 48.2% was recorded for the 2006 accident year.

•	Net reserve actions taken during the nine months ended September 30, 2007 whereby net estimated unpaid loss and loss adjustment expenses for accident years 2006 and prior were decreased by $73.2 million compared to net reserve actions taken during the nine months ended September 30, 2006 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior were decreased by $78.3 million. Changes in the estimated net unpaid loss and loss adjustment expenses by accident year during the nine months ended September 30, 2007 were as follows:

Net Decrease
(In millions)
Accident Year 2006	$19.8
Accident Year 2005	21.3
Accident Year 2004	13.4
Accident Years 2003 and prior	18.7

Total	$73.2

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
▪	commercial property, professional liability and commercial automobile coverages due to better than expected case incurred loss development, primarily as a result of both claim frequency and severity emergence being less than anticipated, and

▪	management liability coverages due to better than expected incurred loss development primarily as a result of claim severity being less than anticipated.
For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
▪	general liability and commercial automobile coverages due to better than expected case incurred loss development, primarily as a result of both claim frequency and severity emergence being less than anticipated, and

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
▪	professional liability and management liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, professional liability, rental leasing and management liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

For accident years 2003 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
▪	commercial general liability, coverages due to better than expected case incurred loss development, primarily as a result of both claim frequency and severity emergence being less than anticipated, and

▪	professional liability, and management liability coverages due to better than expected case incurred loss development primarily as a result of claim severity being less than anticipated.
Establishing loss reserve estimates is a necessarily complex and imprecise process. The Company’s methodology employs several generally accepted actuarial methods to determine net unpaid loss and loss adjustment expenses. Over time, more reliance is placed on actuarial methods based on actual loss development, and accordingly, over time, less reliance is placed on actuarial methods based on expected loss development.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $48.5 million (19.3%) to $299.9 million for the nine months ended September 30, 2007 from $251.4 million for the same period of 2006, and the expense ratio increased to 29.6% in 2007 from 29.2% in 2006. The increase in acquisition costs and other underwriting expenses was due primarily to:
•	The growth in net earned premiums
The increase in the expense ratio for the nine months ended September 30, 2007 was due primarily to:
•	Higher property catastrophe reinsurance costs experienced by the Company for its annual June 1, 2006 reinsurance renewal. This resulted in higher ceded earned premiums and lower net earned premiums without a corresponding decrease in acquisition and other underwriting expenses for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, which contributed to the increase in the expense ratio.
These increases were offset in part by a decrease in state insurance guaranty fund assessments.
          Other Operating Expenses: Other operating expenses increased $0.5 million to $9.1 million for the nine months ended September 30, 2007 from $8.6 million for the same period of 2006.
          Income Tax Expense: The Company’s effective tax rate for the nine months ended September 30, 2007 and 2006 was 33.0% and 33.2%, respectively. The effective rates differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Results of Operations (Three Months ended September 30, 2007 vs. September 30, 2006)
          Premiums: Premium information for the three months ended September 30, 2007 vs. September 30, 2006 for the Company’s business segments is as follows (dollars in millions):

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Gross Written Premiums	$425.1	$68.5	$11.0	$504.6
2006 Gross Written Premiums	$367.8	$62.6	$26.2	$456.6
Percentage Increase (Decrease)	15.6%	9.4%	(58.0)%	10.5%

2007 Gross Earned Premiums	$332.8	$60.0	$18.9	$411.7
2006 Gross Earned Premiums	$268.7	$56.0	$25.3	$350.0
Percentage Increase (Decrease)	23.9%	7.1%	(25.3)%	17.6%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by the Company’s marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the Company’s condominium and homeowners associations, non-profit, real estate, specialty schools, and golf and country clubs commercial package product lines as well as the inland marine specialty property product line. These product offerings accounted for approximately $35.5 million of the $57.3 million total commercial lines segment gross written premiums increase.

•	The introduction of several new niche product offerings, most notably the antique/collector vehicle product, professional sports and entertainment and religious organizations commercial package products, and the camp operators product. These new product offerings accounted for approximately $20.9 million of the $57.3 million total commercial lines segment gross written premiums increase.

•	An increase in the Company’s marketing personnel, as well as an increase in the number of preferred agents.

•	The Company’s branded agent program, which promotes the Company’s product offerings and underwriting philosophy in producers’ offices.

•	As a result of the factors noted above:
▪	The commercial lines segment in-force policy counts increased by 25.2% for the three months ended September 30, 2007. The introduction of the antique/collector vehicle program accounted for 57.7% of the 25.2% total policy count increase for the period. The other factors discussed above accounted for the remaining 42.3% increase in the policy counts for the period.

▪	The specialty lines segment in-force policy counts increased by 6.4% for the three months ended September 30, 2007.
•	A $0.4 million increase in gross written premiums by the personal lines segment for the NFIP for the three months ended September 30, 2007, compared to the same period in 2006. Gross written premiums for the NFIP accounted for 94.5% and 38.2% of the total personal lines segment gross written premiums for the three months ended September 30, 2007 and 2006, respectively.
The growth in gross written premiums was partially offset by:
•	Restriction of personal lines business production due to the significant increase in catastrophe reinsurance rates and restricted availability of reinsurance catastrophe coverage experienced at the June 1, 2006 catastrophe reinsurance program renewal. This restriction included non-renewing all homeowners and rental dwelling policies providing windstorm coverage which expire between June 15, 2007 and December 31, 2007. The Company has submitted mandatory rate filings with the FLDOI, which are currently under

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
review by the FLDOI. The mandatory rate filings seek to increase existing premium rates to reflect the actual reinsurance costs incurred by the Company in its June 1, 2007 reinsurance renewal, as well as other factors. As of September 30, 2007, there were approximately 3,300 such homeowners policies with an aggregate in-force premium of approximately $7.2 million which expire before January 1, 2008, and approximately 450 such rental dwelling policies with an aggregate in-force premium of approximately $0.6 million which expire before January 1, 2008.

•	A decrease in the lawyer’s professional liability gross written premium of $2.4 million as a result of non-renewing policies due to unacceptable underwriting results. For the three months ended September 30, 2007, gross written premium for the lawyer’s professional liability product was $0.1 million. The Company anticipates that it will continue to non-renew its remaining lawyers professional liability business throughout 2007, which approximated $1.3 million of gross written premium for the three months ended December 31, 2006.

•	An increase in price competition during the three months ended September 30, 2007, particularly with respect to the following:
▪	Large commercial property-driven accounts located in the non-coastal areas of the country;

▪	Commercial package business with annual premiums in excess of $100,000; and

▪	Professional liability accounts at all premium levels.
•	Realized average rate decreases on renewal business approximating 1.8% and 3.8% for the specialty lines and commercial lines segments, respectively.
The respective net written premiums and net earned premiums for commercial lines, specialty lines and personal lines segments for the three months ended September 30, 2007 vs. September 30, 2006 were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Net Written Premiums	$389.3	$55.9	$(2.7)	$442.5
2006 Net Written Premiums	$339.4	$50.2	$2.5	$392.1
Percentage Increase (Decrease)	14.7%	11.4%	(208.0)%	12.9%

2007 Net Earned Premiums	$303.3	$48.7	$7.1	$359.1
2006 Net Earned Premiums	$246.9	$45.4	$4.1	$296.4
Percentage Increase (Decrease)	22.8%	7.3%	73.2%	21.2%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the period results primarily from the following:
•	For the June 1, 2007 commercial lines segment property catastrophe reinsurance renewal, the Company experienced lower reinsurance rates, but purchased increased catastrophe limits due to higher exposures primarily in the Northeast part of the country, and maintained the same catastrophe loss retentions compared to the June 1, 2006 renewal. For the June 1, 2007 personal lines segment property catastrophe reinsurance renewal, the Company experienced reduced reinsurance rates, lower catastrophe loss retention and purchased decreased catastrophe coverage limits due to lower exposures, compared to the June 1, 2006 renewal. This resulted in decreased property catastrophe costs for the three month period ended September 30, 2007, compared to the three month period ended September 30, 2006.

•	The Company experienced rate decreases on its annual January 1, 2007 renewals of its casualty excess of loss and property excess of loss reinsurance agreements compared to the rates on its January 1, 2006 renewals of these agreements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	Effective for the two-year period beginning March 1, 2007, the Company purchased Terrorism Catastrophe Excess of Loss reinsurance coverage for its Commercial Lines segment which provides, on an annual basis, in the aggregate, $50.0 million of coverage for losses arising from acts of terrorism incurred in excess of $10.0 million, after all applicable inuring reinsurance coverages. The agreement providing this coverage allows one reinstatement on an annual basis at the same cost as the initial coverage. The Company did not purchase similar reinsurance coverage in the prior period.
          Net Investment Income: Net investment income approximated $30.2 million for the three months ended September 30, 2007 and $23.8 million for the same period of 2006. Total investments grew to $2,857.3 million as of September 30, 2007 from $2,321.5 million as of September 30, 2006. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities, during a period in which the Company increased the average duration of its fixed income portfolio.
          The Company’s average duration of its fixed income portfolio was 4.9 years and 3.9 years as of September 30, 2007 and September 30, 2006, respectively. The decision to increase the average duration of the fixed maturity portfolio was based upon enterprise risk management analyses completed during 2006. The analyses indicated the capacity to further refine the risk/return profile of the investment portfolio. Based upon the analyses, the following actions were implemented:
•	The portfolio duration target was increased;

•	The targeted percentage of the fixed maturity portfolio allocated to municipal security investments was increased; and

•	The targeted percentage of the investment portfolio allocated to common stock investments was increased.
          The Company’s taxable equivalent book yield on its fixed income holdings approximated 5.5% as of September 30, 2007, compared to 5.3% as of September 30, 2006.
          The total pre-tax return, which includes the effects of both income and price returns on securities, of the Company’s fixed income portfolio was 2.52% and 3.01% for the three months ended September 30, 2007 and 2006, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total return of 2.76% and 3.41% for the same periods, respectively. The Company expects some variation in its portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $2.8 million for the three months ended September 30, 2007 and $(7.0) million for the same period in 2006. The Company realized net investment gains of $0.6 million and $3.3 million from the sale of fixed maturity and equity securities, respectively, for the three months ended September 30, 2007, and $0 million and $1.1 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
          The Company realized net investment losses of $0 million and $1.3 million from the sale of fixed maturity and equity securities, respectively, for the three months ended September 30, 2006, and $4.5 million and $1.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of the Company’s impairment evaluation.
          Other Income: Other income approximated $1.0 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively. Other income consists primarily of commissions and fees earned on servicing and brokering personal lines business, and to a lesser extent commissions earned on brokered commercial lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $60.1 million (71.0%) to $144.8 million for the three months ended September 30, 2007 from $84.7 million for the same period of 2006, and the loss ratio increased to 40.3% in 2007 from 28.6% in 2006.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	An increase in the current accident year net ultimate loss and loss adjustment expense ratio for the three months ended September 30, 2007, compared to the same period in 2006. During the three months ended September 30, 2007, a net ultimate loss and loss adjustment expense ratio estimate of 51.3% was recorded for the 2007 accident year. During the three months ended September 30, 2006, a net ultimate loss and loss adjustment expense ratio estimate of 43.0% was recorded for the 2006 accident year.

•	Net reserve actions taken during the three months ended September 30, 2007 whereby net estimated unpaid loss and loss adjustment expenses for accident years 2006 and prior were decreased by $39.5 million as compared to net reserve actions taken during the three months ended September 30, 2006 whereby the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior were decreased by $42.7 million. Changes in the estimated net unpaid loss and loss adjustment expenses by accident year during the three months ended September 30, 2007 were as follows:

Net Decrease
(In millions)
Accident Year 2006	$7.5
Accident Year 2005	11.9
Accident Year 2004	9.2
Accident Years 2003 and prior	10.9

Total	$39.5

For accident years 2006 and 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for management liability and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity emergence being less than anticipated.
For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for management liability, professional liability, and commercial general liability coverages due to better than expected case incurred loss development as a result of claim severity emergence being less than anticipated.
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $12.2 million (13.7%) to $101.3 million for the three months ended September 30, 2007 from $89.1 million for the same period of 2006, and the expense ratio decreased to 28.2% in 2007 from 30.0% in 2006. The increase in acquisition costs and other underwriting expenses was due primarily to:
•	The growth in net earned premiums
The decrease in the expense ratio for the three months ended September 30, 2007 was due primarily to:
•	Lower property catastrophe reinsurance costs experienced by the Company for its annual June 1, 2007 reinsurance renewal. This resulted in higher net earned premiums without a corresponding increase in acquisition and other underwriting expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, which contributed to the decrease in the expense ratio.

•	A decrease in state insurance guaranty fund assessments.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          Other Operating Expenses: Other operating expenses decreased $0.4 million to $3.0 million for the three months ended September 30, 2007 from $3.4 million for the same period of 2006.
          Income Tax Expense: The Company’s effective tax rate for the three months ended September 30, 2007 and 2006 was 33.2% and 34.3%, respectively. The effective rates differed from the 35% statutory rate, principally due to investments in tax-exempt securities and the relative proportion of tax-exempt income to total income before tax.
Investments
The Company’s investment objectives are the realization of relatively high levels of after-tax net investment income with competitive after-tax total rates of return, subject to established specific guidelines and objectives. The Company utilizes external independent professional investment managers for its fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of September 30, 2007 approximately 86.3% and 11.0% of the total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 86.0% and 10.4%, respectively, at December 31, 2006.
Of the total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $210.1 million, $618.2 million and $344.3 million, respectively, as of September 30, 2007, and $202.1 million, $425.5 million and $293.1 million, respectively, as of December 31, 2006.
The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company determines that it does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $1.1 million and $5.7 million, respectively, for the three months ended September 30, 2007 and 2006, and $3.7 million and $7.0 million, respectively, for the nine months ended September 30, 2007 and 2006. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the three and nine months ended September 30, 2007 and 2006, respectively, as a result of the Company’s impairment evaluation for investments in securitized assets.
The Company’s fixed maturity portfolio amounted to $2,495.0 million and $2,129.6 million, as of September 30, 2007 and December 31, 2006, respectively, of which 99.9% as of September 30, 2007 and December 31, 2006 was comprised of investment grade securities. The Company had fixed maturity investments with gross unrealized losses amounting to $19.9 million and $18.1 million as of September 30, 2007 and December 31, 2006, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $10.3 million and $9.3 million as of September 30, 2007 and December 31, 2006, respectively.
The following table identifies the period of time securities with an unrealized loss at September 30, 2007 have continuously been in an unrealized loss position. None of the amounts displayed in the table relate to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 2.4% and 25.8%, respectively, of the total estimated fair value, or 4.7% and 26.3%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated Mortgage Backed Securities issued by agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. The unrealized losses on these securities are generally attributable to the general level of interest rates and prevailing market spreads over U.S. Treasury Securities. The contractual repayment of these securities is guaranteed by agencies of the U.S. Government, and it is therefore expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. At the present time the Company has the

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore the Company does not consider these investments to be other than temporarily impaired as of September 30, 2007.

	Gross Unrealized Losses as of September 30, 2007
	(in millions)
	Fixed Maturities
Continuous	Available for Sale		Total
time in unrealized	Excluding Interests	Interests in	Fixed Maturities
loss position	in Securitized Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$—	$0.1	$0.1	$2.2	$2.3
4 – 6 months	1.8	1.8	3.6	6.5	10.1
7 – 9 months	2.2	0.9	3.1	1.1	4.2
10 – 12 months	0.6	1.3	1.9	—	1.9
13 – 18 months	0.1	—	0.1	—	0.1
19 – 24 months	0.1	0.5	0.6	—	0.6
> 24 months	4.8	5.7	10.5	—	10.5

Total Gross Unrealized Losses	$9.6	$10.3	$19.9	$9.8	$29.7

Estimated fair value of securities with a gross unrealized loss	$855.7	$703.1	$1,558.8	$108.8	$1,667.6

The Company’s impairment evaluation as of September 30, 2007 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to the general level of interest rates. Of the 32 investment positions held, approximately 46.9% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A+ to Aaa/AAA are generally attributable to the general level of interest rates. Of the 791 investment positions held, the average rating was Aaa/AAA, and approximately 62.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 89 investment positions held, the average rating was A2/A, and approximately 82.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of September 30, 2007 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Treasury Securities. Of the 122 investment positions held, the average rating was Aaa/AAA, and approximately 54.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in U.S. government agency issued Mortgage Pass-Through Securities which have ratings of Aaa/AAA, are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 150 investment positions held, the average rating was Aaa/AAA, and approximately 64.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA+ to Aaa/AAA are attributable to the general levels of interest rates and prevailing market spreads over U.S. Treasury Securities. Of the 175 investment positions held, the average rating was Aaa/AAA and approximately 55.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of September 30, 2007 for equity securities resulted in the conclusion that the Company does not consider any of the equity security positions to be other than temporarily impaired. Of the 2,642 investment positions held, approximately 25.2% were in an unrealized loss position.
The fair value of the Company’s structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $1,167.8 million as of September 30, 2007. AAA rated securities represented approximately 99.8% of the September 30, 2007 structured securities portfolio. Approximately $969.4 million of the structured securities investment portfolio is backed by residential collateral, consisting of $612.2 million of U.S. government agency backed Mortgage Pass-Through Securities, $243.3 million of U.S. government agency backed Collateralized Mortgage Obligations, $78.1 million of non-U.S. government agency Collateralized Mortgage Obligations backed by pools of prime loans (generally consists of loans made to the highest credit quality borrowers with Fair Isaac Corporation (“FICO”) scores generally greater than 720), $26.9 million of structured securities backed by pools of ALT A loans (loans with low documentation and borrowers with FICO scores in the range of 650 to the low 700’s), and $8.8 million of structured securities backed by pools of sub-prime loans (loans with low documentation, higher combined loan-to-value ratios and borrowers with FICO scores capped at approximately 650). As of September 30, 2007, the Company holds no investments in Collateralized Debt Obligations or Net Interest Margin securities.
Given a combination of recent events in the housing and mortgage finance sectors, and the resulting impact on illiquidity in various markets and sectors, the Company believes that fixed income markets in general may experience more volatility than during recent historical reporting periods. As of September 30, 2007, the Company had no impairments or surveillance issues related to these market conditions. However, the Company expects that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, may impact the prices of securities held in its overall Aaa/AAA rated investment portfolio.
The Company’s $35.7 million ALT-A and sub-prime overall AAA rated loan portfolio is comprised of 23 securities with net unrealized losses of $0.1 million as of September 30, 2007. These securities are either first to pay or among the first cash flow tranches of their respective transactions, have a weighted average life of 1.8 years, are spread across multiple vintages (origination year of underlying collateral pool) and have not experienced any ratings downgrades or surveillance issues as of September 30, 2007.

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
For the three months ended September 30, 2007, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0 million and $0.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $0 million and $3.4 million, respectively.
For the three months ended September 30, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0 million and $2.3 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $0.4 million and $10.8 million, respectively.
For the nine months ended September 30, 2007, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $2.5 million, respectively. The fair value of the fixed maturity and equity

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
securities at the time of sale was $33.7 million and $31.3 million, respectively. A total of $1.2 million of the $2.5 million gross loss on the sale of equity securities for the nine months ended September 30, 2007 was a result of the liquidation of one of the Company’s equity portfolios following the Company’s decision to change one of its common stock investment managers. The $1.2 million realized gross loss on the sale of equity securities was in addition to the $1.6 million impairment loss recognized during the three months ended March 31, 2007 upon the Company’s initial decision to change one of its common stock investment managers and no longer hold the securities to recovery.
For the nine months ended September 30, 2006, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $1.3 million and $6.7 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $55.3 million and $37.0 million, respectively.
Liquidity and Capital Resources
          For the nine months ended September 30, 2007, the Company’s fixed maturity investments experienced unrealized investment depreciation of $1.5 million, net of the related deferred tax benefit of $0.8 million, and its equity investments experienced unrealized investment depreciation of $1.0 million, net of the related deferred tax benefit of $0.6 million. For the nine months ended September 30, 2007, net realized investment gains from the sale of equity securities were $35.6 million, of which approximately $22.2 million was as a result of the liquidation of one of the Company’s equity portfolios due to a change in common stock investment managers.
          As of September 30, 2007, the Company had total investments with a carrying value of $2,857.3 million, of which 87.3% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The remaining 12.7% of the Company’s total investments consisted primarily of publicly traded common stock securities.
          The Company produced net cash from operations of $403.3 million and $383.1 million for the nine months ended September 30, 2007 and 2006, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. Cash from operations for the nine months ended September 30, 2007 was primarily generated from premium growth during the current year as a result of increases in the number of policies written. Net loss and loss expense payments were $321.0 million and $256.7 million, respectively, for the nine months ended September 30, 2007 and 2006. Management believes that the Company has adequate liquidity to pay all claims and meet all other cash needs.
          The Company generated $12.8 million of net cash from financing activities during the nine months ended September 30, 2007. Cash provided from financing activities consisted of a $4.4 million excess tax benefit from the issuance of shares pursuant to stock based compensation plans; $4.8 million of proceeds from the issuance of shares pursuant to the Company’s stock based compensation plans and $3.6 million from the collection of notes receivable associated with the Company’s employee stock purchase plans.
          Effective June 29, 2007, the Company amended its unsecured Credit Agreement (“the Credit Agreement”) to extend the maturity date to June 27, 2008. The Credit Agreement provides capacity for working capital and other general corporate purposes. As of September 30, 2007, no borrowings have been made by the Company under the Credit Agreement. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type.
          Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The insurance subsidiaries in the past have utilized a portion of their borrowing capacity to purchase a diversified portfolio of investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowings to achieve a positive spread between the rate of interest on these securities and

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
borrowing rates. As of September 30, 2007, the insurance subsidiaries’ unused borrowing capacity was $718.1 million. The borrowing capacity provides an immediately available line of credit.
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
          The tables below provides information about the Company’s financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of September 30, 2007 and 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
	(Dollars in Thousands)
September 30, 2007:
Investments
Total Fixed Maturities Available For Sale	$2,495,045	200 bp decrease	$2,716,811	8.9%	9.8%
		100 bp decrease	$2,615,041	4.8%	5.3%
		50 bp decrease	$2,556,403	2.5%	2.7%
		50 bp increase	$2,432,864	(2.5)%	(2.8)%
		100 bp increase	$2,371,115	(5.0)%	(5.5)%
		200 bp increase	$2,251,758	(9.7)%	(10.8)%

September 30, 2006:
Investments
Total Fixed Maturities Available For Sale	$2,045,960	200 bp decrease	$2,203,927	7.7%	9.6%
		100 bp decrease	$2,125,622	3.9%	4.8%
		50 bp decrease	$2,086,185	2.0%	2.4%
		50 bp increase	$2,005,102	(2.0)%	(2.5)%
		100 bp increase	$1,963,708	(4.0)%	(5.0)%
		200 bp increase	$1,880,367	(8.1)%	(10.0)%

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2007 are shown in the following table:

			(c) Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	(a) Total Number	(b) Average	Announced	Under the
	of Shares	Price Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 1 – July 31	2,149(1)	$35.38	—	—
$45,000,000 (2)
August 1 – August 31	1,225(1)	$31.07	—	—
$45,000,000 (2)
September 1 – September 30	3,491 (1)	$32.18	—	—
$45,000,000 (2)

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounted to $75.3 million, of which $30.3 million has been utilized.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits:

Exhibit No.	Description
10.1*	Casualty (Clash) Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation effective January 1, 2007

10.2*	Property Per Risk Excess of Loss Agreement of Reinsurance No. 9034 — 07 with General Reinsurance Corporation effective January 1, 2007 and Termination of Endorsement No. 6 to the Property Per Risk Excess of Loss Reinsurance Agreement No. 9034

10.3*	Interest and Liabilities Agreement to the Property Fourth Per Risk Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation effective January 1, 2007

10.4*	Terrorism Catastrophe Excess of Loss Reinsurance Contract – 80% Share with Underwriters At Lloyd’s effective March 1, 2007

10.5*	Terrorism Catastrophe Excess of Loss Reinsurance Contract – 20% Share with Validus Reinsurance, LTD. effective March 1, 2007

10.6*	Excess Catastrophe Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007

10.7*	Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007

10.8*	Florida Only Excess Catastrophe Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007 — Liberty American and Liberty American Select Insurance Companies

10.9*	First and Second Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007 – Liberty American and Liberty American Select Insurance Companies

10.10*	Third Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007 – Liberty American and Liberty American Select Insurance Companies

10.11*	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendums No. 1 through No. 4 effective June 1, 2007 – Liberty American Select Insurance Company

10.12*	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendums No. 1 through No. 4 effective June 1, 2007 – Liberty American Insurance Company

31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date November 6, 2007	James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 6, 2007	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)