Form 10-K
period 2007-12-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2008-02-29
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                                          to
Commission File Number: 0-22280
PHILADELPHIA CONSOLIDATED HOLDING CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2202671

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One Bala Plaza, Suite 100
Bala Cynwyd, Pennsylvania	19004

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 617-7900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, no par value	The NASDAQ Stock Market, LLC
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
YES: ☑ NO: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES: ☐ NO: ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2007, as reported on the NASDAQ Global Select Market, was $2,388,300,559. Shares of Common Stock held by each executive officer and director and by certain other persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2008, Registrant had outstanding 72,090,501 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the definitive Proxy Statement for Registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Annual Period Ended December 31, 2007

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
     Philadelphia Insurance was incorporated in Pennsylvania in 1984 as an insurance holding company. Liberty American Insurance Group, Inc., a Delaware insurance holding company, and its subsidiaries LASIC, LAIC, LAIS and Premium Finance, are sometimes referred to collectively as “Liberty”.
     Our core strategy has three major principles:
•	Adhering to an underwriting philosophy aimed at consistently generating underwriting profits through sound risk selection and pricing discipline.

•	Distributing products through a “mixed” marketing platform. This includes direct policyholder prospecting, utilizing an extensive network of independent producers, including a subset of this network, known as “preferred agents,” with whom we have established special distribution arrangements, a subset known as “Firemark producers”, wholesalers and the Internet.

•	Seeking to create value-added coverage and service features not found in typical property and casualty policies. We believe this differentiates and enhances the marketability and appeal of our products relative to our competitors.
     2007 gross written premiums increased 13.3% to $1,692.2 million. Premium growth during 2007 was primarily attributable to:
•	Consistent prospecting efforts by marketing personnel in conjunction with long-term relationships formed by our Marketing Regional Vice Presidents;

•	Continued expansion of marketing efforts through our field organization and preferred agents;

•	Better “brand” recognition through our “Firemark producer” program; and

•	The introduction of a number of new niche product offerings.
     Our GAAP basis calendar year combined ratio (the sum of the net loss and loss adjustment expenses and acquisition costs and other underwriting expenses divided by net earned premiums) was 74.8% for 2007. This was substantially lower than the combined ratio of the property and casualty industry as a whole. Our calendar year combined ratio included an $85.8 million pre-tax benefit from a decrease in net unpaid loss and loss adjustment expenses due to favorable trends in prior years’ claims emergence. Our GAAP combined ratio for the 2007 accident year, excluding the $85.8 million pre-tax benefit from prior years claim emergence, was 81.0%. During 2007, our total assets increased to $4.1 billion, and shareholders’ equity increased 32.6% to $1.5 billion.
INDUSTRY TRENDS
     During 2007, despite increasing price competition across most commercial and personal property and casualty line products which resulted in slowing or flat top-line premium growth, the property/casualty industry realized underwriting profits primarily due to a relatively mild catastrophe season, favorable prior year loss-reserve development and higher net investment income.

BUSINESS OVERVIEW AND STRATEGY
     We design, market and underwrite specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. We target markets and niches with specialized areas of demand by offering, among other things, innovative policy features. We believe this approach allows us to compete by offering customized coverage and solutions, rather than competing solely on price. Our insurance products are distributed through a diverse multi-channel delivery system centered around our production underwriting organization. A select group of 210 “preferred agents,” a broader group of approximately 500 “Firemark producers” and a network of approximately 11,300 independent producers supplement our production underwriting organization, which consisted of approximately 330 professionals located in 45 regional and field offices across the United States as of December 31, 2007.
     Our commercial products include: commercial multi-peril package insurance targeting specialized niches, including, among others, non-profit and religious organizations, sports and recreation centers, homeowners’ and condominium associations, private, vocational and specialty schools, mental health facilities and day care facilities; commercial automobile insurance targeting the leasing and rent-a-car industries; automobile liability and physical damage insurance for the antique and collector car industry; specialty property insurance for large commercial accounts such as nursing homes and hospitals, and inland marine products targeting larger new builders’ risk and miscellaneous property floaters. We also write select classes of professional and management liability products, as well as personal property and casualty products for the homeowners and manufactured housing markets.
     We maintain detailed systems, records and databases that enable us to monitor our book of business in order to identify and react swiftly to positive or negative developments and trends. We are able to track performance, including loss ratios, by business segment, product, region, state, producer and policyholder. Detailed profitability reports are produced and reviewed on a routine (primarily monthly) basis as part of our policy of regularly analyzing and reviewing our book of business.
     We maintain a local presence to more effectively serve our producer and customer base, operating through 13 regional offices and 32 field offices, which report to the regional offices, throughout the country. These offices are staffed with marketers, field underwriters, and, in some cases, claims personnel. Field office personnel interact closely with home office management in making key decisions. We believe this approach allows us to adapt our marketing and underwriting strategies to local conditions and build value-added relationships with our customers and producers.
     We select and target industries and niches that require specialized areas of expertise where we believe we can grow business through creatively developing insurance products with innovative features specially designed to meet those areas of demand. We believe that these features are not included in typical property and casualty policies, enabling us to compete based on the unique or customized nature of the coverage provided.
Business Segments
     Our operations are classified into three reportable business segments:
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
     The following table sets forth, for the years ended December 31, 2007, 2006 and 2005, the gross written premiums for each of our business segments and the relative percentages that such premiums represented.

	For the Years Ended December 31,
	2007		2006		2005
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
			(dollars in thousands)
Commercial Lines	$1,388,181	82.0%	$1,169,468	78.3%	$960,344	75.9%
Specialty Lines	245,220	14.5	227,567	15.2	205,306	16.2
Personal Lines	58,822	3.5	96,213	6.5	99,265	7.9

Total	$1,692,223	100.0%	$1,493,248	100.0%	$1,264,915	100.0%

Commercial Lines:
     Commercial Package: We have provided Commercial multi-peril package policies to targeted niche markets for over 19 years. The primary customers for these policies include:
•	non-profit organizations;

•	social service agencies;

•	condominium and homeowners associations;

•	private, vocational and specialty schools;

•	mental health facilities;

•	day care facilities;

•	religious organizations;

•	health and fitness clubs and studios;

•	sports leagues and camps;

•	hotels and motels;

•	golf and country clubs;

•	retail shopping centers, business parks and medical facilities;

•	professional and amateur sports associations and teams;

•	entertainment parks/centers;

•	campground and recreational vehicle park operators; and

•	public entities.
     The package policies provide a combination of comprehensive liability, property and automobile coverage with limits of up to $1.0 million for casualty, $125.0 million for property, and umbrella limits on an optional basis of up to $15.0 million. We believe our ability to provide professional/management liability and general liability coverages in one policy is advantageous and convenient to our producers and policyholders.
     Commercial Automobile and Commercial Excess: We have provided primary, excess, contingent, interim and garage liability; physical damage; and property insurance to targeted markets for over 41 years. The primary customers for these policies include:
•	rental car companies;

•	leasing companies;

•	banks; and

•	credit unions.
     Specialty Property & Inland Marine: We have provided property and inland marine coverage to targeted markets for the past 8 years. The primary customers for these policies include:
•	nursing homes;

•	hospitals; and

•	commercial real estate developers.
     Antique/Collector Car Program: We have provided specialized automobile liability and physical damage insurance for the antique/collector car industry for over one year. Coverage includes enhancements to the standard automobile policy such as agreed value, inflation guard, auto show and medical reimbursement to meet the unique exposures associated with this industry.

Specialty Lines:
     We have provided comprehensive professional liability (errors and omissions) and management liability (directors and officers) policies to targeted classes of business for approximately 16 years.
     Our professional and excess liability policies provides errors and omissions coverage primarily for:
•	accountants; and

•	miscellaneous professionals (preferred classes include among others: computer technology, management and marketing consultants, and claims adjusters).
     Our management liability policy includes directors and officers, employment practices, fiduciary, workplace violence, and Internet liability coverage parts for:
•	non-profit organizations; and

•	private companies.
Personal Lines:
     We entered the personal lines property and casualty business through the acquisition of Liberty in 1999. Our personal lines segment includes specialized homeowners’ and manufactured housing property business in Florida, and the production and servicing of federal flood insurance under the National Flood Insurance Program (“NFIP”) for both personal and commercial policyholders. During 2007, we restricted our personal lines business production by non-renewing all homeowners and rental dwelling policies providing windstorm coverage which expired between June 15, 2007 and December 31, 2007. This restriction was imposed to reduce our exposure to catastrophe wind losses. In addition, on January 4, 2008, we provided the Florida Office of Insurance Regulation (“FOIR”) with the required statutory notification of our intention to non-renew all of our Florida personal lines policies, other than policies issued pursuant to the NFIP, beginning with policies expiring on or about July 15, 2008. In February 2008, we received preliminary notification from the FOIR that they have no objection to our intention to non-renew the noted policies. We currently expect the non-renewal process to be completed by July 15, 2009. As of December 31, 2007, there were approximately 4,100 in-force policies with an aggregate in-force premium of approximately $3.2 million which expire between July 15, 2008 and December 31, 2008, which we will not renew during 2008.
Geographic Distribution
     The following table provides the geographic distribution of direct earned premiums for all of our reportable business segments for the year ended December 31, 2007.
(Dollars in thousands)

State	Direct Earned Premiums	Percent of Total
California	$211,793	13.2%
Florida	176,382	11.0
New York	173,014	10.8
Texas	99,211	6.2
Pennsylvania	86,579	5.4
New Jersey	73,876	4.6
Massachusetts	69,814	4.4
Illinois	46,864	2.9
Ohio	41,651	2.6
Michigan	34,867	2.2
Connecticut	32,873	2.1
Minnesota	32,050	2.0
Missouri	32,253	2.0
All other states with less than 2% of total	489,053	30.6

Total Direct Earned Premiums	$1,600,280	100.0%

See Note 18 of our Consolidated Financial Statements included with this Form 10-K for information concerning the revenues, net income and assets of each of our business segments.
Underwriting and Pricing
     Our business segments are organized around our three underwriting groups:
•	Commercial Lines,

•	Specialty Lines, and

•	Personal Lines.
     Each of our underwriting group’s responsibilities include pricing, managing the risk selection process, and monitoring loss ratios by product and insured. The reportable segments operate solely within the United States.
     We attempt to adhere to conservative underwriting and pricing practices. Written underwriting guidelines are maintained and updated regularly for all classes of business underwritten, and adherence to these underwriting guidelines is monitored through our completion of underwriting audits. Product pricing levels are monitored utilizing a system which measures the aggregate price level of a book of business. This system assists management and underwriters in promptly recognizing and responding to price deterioration. When necessary, we re-underwrite, sharply curtail or discontinue a product deemed to present unacceptable risks.
     Our Commercial Lines Underwriting Group has underwriting responsibility for our commercial multi-peril package, commercial automobile, specialty property and inland marine, and antique/collector car insurance products. As of December 31, 2007, this group consisted of 94 home office and 101 regional office underwriters (including underwriting managers). These underwriters are supported by underwriting assistants, raters, and other policy administration personnel. Our Commercial Lines regional office underwriters have the responsibility for pricing, underwriting, and policy issuance for new business. Our Commercial Lines home office underwriting unit is responsible for underwriting, auditing and servicing renewal business, and for authorizing quotes on new business which are in excess of the regional office underwriters’ authority. Our Commercial Lines Underwriting Group is under the direction of our Senior Vice President of Commercial Lines who reports directly to our Chief Underwriting Officer. Overall management responsibility for the book of business resides in the home office with the senior underwriting officers. We believe that our ability to deliver excellent service and build long term relationships is enhanced through our organizational structure.
     Our Specialty Lines Underwriting Group has the underwriting responsibility for our professional and management liability products. As of December 31, 2007, this group consisted of 27 home office and 28 regional office underwriters (including underwriting managers). These underwriters are supported by underwriting assistants and other policy administration personnel. Our Specialty Lines regional office underwriters have the responsibility for pricing, underwriting, and policy issuance for new business. Our Specialty Lines home office underwriting unit is responsible for underwriting, auditing and servicing renewal business, as well as an authority referral for the regional office underwriters for quoting new business. The Specialty Lines Underwriting Group is managed by our Senior Vice President of Specialty Lines who reports directly to our Chief Underwriting Officer.
     Our Personal Lines Underwriting Group is located in Pinellas Park, Florida, under the direction of our Personal Lines Chief Operating Officer. Much of the underwriting function is automated through our proprietary policy underwriting system. Underwriting guidelines are embedded within this system which prohibits binding on account if the risk does not meet the underwriting guidelines. During 2007 we restricted our personal lines production to reduce our exposure to catastrophe wind losses.
     We use a combination of Insurance Services Office, Inc. (“ISO”) coverage forms and rates and independently filed forms and rates. Coverage forms and rates are independently developed for situations where the line of business is not supported by ISO or where we believe the ISO forms and rates do not adequately address the risk. Departures from ISO forms are also used to differentiate our products from our competitors.
Reinsurance
     We have entered into various reinsurance agreements for the purpose of limiting loss exposure and managing capacity constraints as described below:

Casualty Excess of Loss Agreements:
     As of January 1, 2008, our casualty excess of loss reinsurance agreement (“Excess Treaty”) provides that we bear the first $2.0 million primary layer of liability on each loss occurrence. Risks in excess of $2.0 million up to $16.0 million are reinsured under the Excess Treaty. Casualty, liability and fidelity risks are reinsured under the Excess Treaty. As of January 1, 2008, the reinsurers participating on the Excess Treaty are Allied World Assurance Company Ltd., Everest Reinsurance Company, Liberty Mutual Insurance Company and Transatlantic Reinsurance Company, with pro rata participation of 27.5%, 27.5%, 15.0% and 30.0%, respectively. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for casualty risks in excess of $16.0 million.
     As of January 1, 2008, an excess casualty reinsurance agreement provides an additional $18.0 million of coverage excess of a $2.0 million retention for protection from exposures such as extra-contractual obligations and judgments in excess of policy limits. This coverage is provided by eight reinsurers that are rated “A” (Excellent) by A.M. Best Company, at varying participation percentages aggregating to a 100% total participation. An errors and omissions insurance policy provides us an additional $10.0 million of coverage with respect to these exposures.
Property Excess of Loss Agreements:
     As of January 1, 2008, our property excess of loss reinsurance treaties provide for coverage of $72.5 million of loss in excess of a $2.5 million retention. Limits of $12.5 million in excess of $2.5 million are provided by General Reinsurance Corporation in the following three layers:
•	First Excess Layer ($2.5 million in excess of $2.5 million) — the reinsurer’s loss limit on each loss occurrence in this layer is limited to $5.0 million. However, reinstatements in this layer are unlimited and free.

•	Second Excess Layer ($5.0 million in excess of $5.0 million) — the reinsurer’s loss limit on each loss occurrence in this layer is limited to $10.0 million. However, this layer provides three free reinstatements. The aggregate loss limit for all loss occurrences in this layer is $20.0 million.

•	Third Excess Layer ($5.0 million in excess of $10.0 million) — the reinsurer’s loss limit on each loss occurrence in this layer is limited to $10.0 million. However, this layer provides one free reinstatement and one paid reinstatement. The aggregate loss limit for all loss occurrences in this layer is $15.0 million.
     Limits of $35.0 million in excess of $15.0 million are provided in the Fourth Excess Layer by Swiss Reinsurance America Corporation, at a 75% participation rate, and five other reinsurers, that are rated at least “A” (Excellent) by A.M. Best Company, at varying participation percentages aggregating to a 25% total participation. The loss limit on each loss occurrence in this layer is limited to $35.0 million. However, this layer provides one paid reinstatement. The aggregate loss limit for all loss occurrences in this layer is $70.0 million.
     Limits of $25.0 million in excess of $50.0 million are provided in the Fifth Excess Layer by Swiss Reinsurance America Corporation and Arch Reinsurance Company, each at a 50% participation level. The loss limit on each loss occurrence in this layer is limited to $25.0 million. However, this layer provides one paid reinstatement. The aggregate loss limit for all loss occurrences in this layer is $50.0 million.
     In addition, we have an automatic facultative excess of loss reinsurance facility with General Reinsurance Corporation for property losses in excess of $75.0 million up to $125.0 million, except for risks located in Florida, Hawaii or Harris County, Texas, where coverage for property losses is in excess of $75.0 million up to $105.0 million. Facultative reinsurance (reinsurance which is provided on an individual risk basis) is placed for property risks in excess of $125.0 million, except for risks located in Florida, Hawaii or Harris County, Texas, where facultative reinsurance coverage is placed for property risks in excess of $105.0 million.
Terrorism Coverage:
     Our January 1, 2008 property excess of loss reinsurance treaties discussed above provide for terrorism coverage in the aggregate of $72.5 million in excess of a $2.5 million retention. In addition, our automatic facultative excess of loss reinsurance with General Reinsurance Corporation discussed above provides for terrorism coverage in the aggregate of $50.0 million. We have also entered into Terrorism Catastrophe Excess of Loss reinsurance agreements for our commercial lines segment. The coverage is effective for the two year period from March 1, 2007 through February 28, 2009. The coverage provides, on an annual basis, in the aggregate, $50.0 million of coverage for losses arising from acts of terrorism incurred in excess of $10.0 million, after all applicable inuring reinsurance coverages. The coverage allows one reinstatement on an annual basis at the same cost as the initial coverage. The participating reinsurers are Lloyds Catlin Syndicate (SJC # 2003), Lloyds MAP Syndicate (MAP # 2791) and Lloyds BRIT Syndicate (BRT # 2987), all at varying levels of participation for a total of 80% participation by these reinsurers for the entire two-year term of the agreement, and Validus Re for 20% participation, but only for a one-year term from March 1, 2007 through February 29, 2008. On February 28, 2008, Validus Re agreed to provide coverage for their 20% participation for the period March 1, 2008 through February 28, 2009 at the same terms and conditions.
Property Catastrophe Agreements:
     We purchase property catastrophe reinsurance covering both our commercial and personal lines catastrophe losses. Our primary catastrophe reinsurance program provides coverage for a one year period with a June 1 renewal date.
     Effective June 1, 2007 our commercial lines segment property catastrophe program open-market catastrophe reinsurance coverage is $245.0 million in excess of a $10.0 million per occurrence retention. The open-market catastrophe program (coverage provided by large reinsurers that are rated at least “A —” (Excellent) by A.M. Best Company) includes one mandatory reinstatement. Based upon the various modeling methods we have utilized to estimate our probable maximum loss for our commercial lines business, the 100 year storm event losses are estimated at $195.4 million and the 250 year storm event losses are estimated at $385.6 million. These loss estimates were calculated using the commercial lines in-force exposures as of December 31, 2006.
     We also purchased a reinstatement premium protection contract for the First and Second Excess Layers of our commercial lines segment open-market catastrophe contract effective June 1, 2007, providing coverage for reinstatement premium which we may become liable to pay as a result of loss occurrence between $10.0 million and $50.0 million.
     Effective June 1, 2007 our personal lines segment property catastrophe program reinsurance coverage is approximately $121.0 million in excess of a $3.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (“FHCF”) provides on an aggregate basis for LASIC and LAIC coverage of approximately $78.3 million in excess of $15.4 million. The FHCF participation for this coverage is 90%. The FHCF coverage inures to the benefit of our open-market catastrophe program. The coverage provided by the open-market catastrophe program (coverage provided by large reinsurers that are rated at least “A —” (Excellent) by A.M. Best Company) includes one mandatory reinstatement, but the FHCF coverage does not reinstate. Since the FHCF reimbursement coverage cannot be reinstated, our open-market program is structured such that catastrophe reinsurance coverage in excess of the FHCF coverage will “drop down” and fill in any portion of the FHCF which has been utilized. Based upon the various modeling methods we have utilized to estimate our probable maximum loss for our personal lines business, the 100 year storm event is estimated at $46.1 million, and the 250 year storm event is estimated at $76.6 million. These loss estimates were calculated using the personal lines in-force exposures as of September 30, 2007.
     We also purchased reinstatement premium protection contracts for the First, Second and Third Excess Layers of our personal lines open-market catastrophe reinsurance contracts effective June 1, 2007, providing coverage for reinstatement premium which we may become liable to pay as a result of loss occurrences between $3.5 million and $24.0 million.
     We seek to limit the risk of a reinsurer’s default in a number of ways. First, we principally contract with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company. Additionally, we seek to proactively collect the obligations due from of our reinsurers on a timely basis. This collection effort is supported through the regular monitoring of reinsurance receivables. We also obtain collateral for balances due from reinsurers that are not approved by the Pennsylvania and/or Florida Insurance Departments due to their foreign domiciliary status, and finally, we typically do not write casualty policies in excess of $16.0 million or property policies in excess of $125.0 million. Although we purchase reinsurance to limit our loss exposure by transferring certain large risks to our reinsurers, reinsurance does not relieve us from our obligation to our policyholders. We regularly assess our reinsurance needs and seek to improve the terms of our reinsurance arrangements as market conditions permit. Such improvements may involve changes in retentions, modifications in premium rates, changes in reinsurers and other matters.
     The following table sets forth our ten largest unsecured reinsurance receivable balances as of December 31, 2007. The balances reflected have been reduced by the amount of collateral we are holding from these reinsurers, as of December 31, 2007.

($’s in thousands)

	Unsecured
	Reinsurance
Reinsurer	Receivables		% of Total	A.M. Best Rating

General Reinsurance Corporation	$40,552		25.9%	A++
National Flood Insurance Program	24,561		15.7%	Not Rated — Voluntary Pool
Liberty Mutual Insurance Company	20,298		13.0%	A
Munich Reinsurance America, Inc.	14,976		9.6%	A
ACE Property & Casualty Insurance Company	12,194		7.8%	A+
Finial Reinsurance Company (formerly Converium Reinsurance (NA) Inc.)	11,342		7.2%	B+
Swiss Reinsurance America Corporation	7,456		4.8%	A+
Everest Reinsurance Company	4,749		3.0%	A+
Travelers Indemnity Company	4,746		3.0%	A+
Employers Reinsurance Corporation	3,825		2.4%	A+
All Other Reinsurers	12,013		7.6%	—

Total Unsecured Reinsurance Receivables	$156,712	(1)	100.0%

(1)	This amount differs by $123.4 million from the reinsurance receivables of $280.1 million reported in our consolidated financial statements as of December 31, 2007 because the reinsurance receivables in the table above have been reduced by the collateral that we are holding from our reinsurers.
Marketing and Distribution
     Proactive risk selection based on sound underwriting criteria and relationship selling in clearly defined target markets continues to be the foundation of our marketing plan. Within this framework, our marketing effort is designed to promote a systematic and disciplined approach to developing business which is anticipated to be profitable.
     We distribute our products through our production underwriting organization, an extensive network of approximately 11,300 independent producers, our “Firemark producers” and our “preferred agent” program. We believe our most important distribution channel is our production underwriting organization. We established our production underwriting organization to stimulate new sales through independent producers. Our production underwriting organization is currently comprised of approximately 330 professionals located in 45 regional and field offices in major markets across the country. The field offices are focused daily on interacting with prospective and existing insureds. In addition to this prospecting, relationships with approximately 11,300 independent producers have been formed, either because the producer has a pre-existing relationship with the insured or has sought our expertise in one of its niche products. This marketing concept provides us with the flexibility to respond to changing market conditions and, when appropriate, shift our emphasis to different product lines to take advantage of opportunities as they arise. In addition, the production underwriting organization’s ability to gather market data enables the rapid identification of soft markets and redeployment to firmer markets, from a product line or geographic perspective. We believe that our marketing platform provides a competitive advantage.
     Our preferred agent program, in which business relationships are formed with producers specializing in certain of our business niches, consisted of 210 preferred agents as of December 31, 2007. We identify our preferred agents based on productivity and loss experience, and they receive additional benefits from us in exchange for meeting minimum premium production thresholds and defined profitability criteria. Our “Firemark” producers represent producers that have the potential to become a preferred agent and consist of approximately 500 producers as of December 31, 2007.
     We supplement our marketing efforts through affinity programs, trade shows, direct mailings, e-flyers and national advertisements placed in trade magazines serving industries in which we specialize, as well as links to industry web sites. We have also enhanced our marketing with Internet-based initiatives, such as live chat.

Product Development
     We continually evaluate new product opportunities, consistent with our strategic focus on selected market niches. Direct contacts between our field and home office personnel, preferred agents and our customers have produced a number of new product ideas. New product ideas are presented to our Product Development Committee for consideration. This Committee, which is composed of members of our senior management, meets regularly to review the feasibility of products from a variety of perspectives, including:
•	profitability;

•	underwriting risk;

•	marketing and distribution;

•	availability of reinsurance coverage;

•	long-term viability; and

•	consistency with the Company’s culture and philosophy.
     For each new product, an individualized test market plan is prepared, addressing such matters as the appropriate distribution channel, an appropriate cap on premiums to be generated during the test market phase and reinsurance requirements for the test market phase. Test market products may involve lower retentions than customarily utilized. After a new product is approved for test marketing, we monitor its success based on specified criteria (e.g., underwriting results, sales success, product demand and competitive pressures). If expectations are not realized, we either move to improve results by initiating adjustments or abandon the product.
Claims Management and Administration
     In accordance with our emphasis on underwriting profitability, we actively manage claims under our policies in an effort to investigate reported incidents at an early stage, service insureds and reduce fraud. Our claims personnel utilizes a claims system which is specifically designed for the paperless management and handling of property and casualty claims in our market niches. Our claims supervisors regularly audit claim files in an attempt to ensure that claims are being processed properly and that case reserves are being set at appropriate levels.
     Our experienced staff of claims management professionals is assigned to dedicated claim units within specific niche markets. Each of these units receives supervisory direction and legislative and product development updates from the unit director. Claims management personnel have an average of approximately 20 years of experience in the industry. The dedicated claim units meet regularly to communicate changes within their assigned specialty. Staffs within the dedicated claim units have an average of 10 years experience in the industry.
     We also maintain a Special Investigations Unit to investigate suspicious claims and to serve as a clearinghouse for information concerning fraudulent practices. This unit also works closely with a variety of industry contacts, including attorneys and investigators to identify fraudulent claims.
Loss and Loss Adjustment Expenses
     We are liable for losses and loss adjustment expenses under our insurance policies and reinsurance treaties. While our professional/management liability policies are written on claims-made forms, and while claims on our other policies are generally reported promptly after the occurrence of an insured loss, in many cases several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. We reflect our liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves. These reserves are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.
     When a claim involving a probable loss is reported, we establish a case reserve for the estimated amount of our ultimate loss and loss adjustment expense. This estimate reflects our informed judgment based on our reserving practices and the experience of our claims staff. We also establish reserves on an aggregate basis to provide for losses incurred but not reported (“IBNR”), as well as future development on claims already reported to us.
     As part of our reserving process, we review historical data and give consideration to the anticipated effect of various factors, including:

•	known and anticipated legal developments,

•	changes in societal attitudes,

•	inflation and economic conditions, and

•	pricing environment.
     Reserve amounts are necessarily based on our estimates and judgments. As new data becomes available and is reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. Our Insurance Subsidiaries’ internal actuary provides us with an annual Statement of Actuarial Opinion for the statutory reserves included in the statutory filings with regulators.
     The following table sets forth for the years indicated a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses.

	As of and For the Years Ended December 31,
(In Thousands)	2007	2006	2005

Unpaid loss and loss adjustment expenses at beginning of year	$1,283,238	$1,245,763	$996,667
Less: reinsurance receivables	187,809	304,768	324,948

Net unpaid loss and loss adjustment expenses at beginning of year	1,095,429	940,995	671,719

Provision for losses and loss adjustment expenses for current year claims	704,734	559,647	533,906
Decrease in estimated ultimate losses and loss adjustment expenses for prior year claims	(85,781)	(91,435)	(29,900)

Total incurred losses and loss adjustment expenses	618,953	468,212	504,006

Loss and loss adjustment expense payments for claims attributable to:
Current year	180,798	118,845	110,496
Prior years (1)(2)	271,669	194,933	124,234

Total payments	452,467	313,778	234,730

Net unpaid loss and loss adjustment expenses at end of year	1,261,915	1,095,429	940,995
Plus: reinsurance receivables	170,018	187,809	304,768

Unpaid loss and loss adjustment expenses at end of year	$1,431,933	$1,283,238	$1,245,763

(1)	During the year ended December 31, 2005, net loss and loss adjustment expense payments for claims attributable to prior years reflect a ceded paid loss and loss adjustment expense payment of $64.3 million due to the commutation of our 2003 Whole Account Net Quota Share Reinsurance Agreement.

(2)	During the year ended December 31, 2006, net loss and loss adjustment expense payments for claims attributable to prior years reflect a ceded paid loss and loss adjustment expense payment of $31.9 million due to the commutation of our 2004 Whole Account Net Quota Share Reinsurance Agreement.
     During 2007, we increased/(decreased) the estimated net unpaid loss and loss adjustment expenses for accident years 2006 and prior by the following amounts:
(In Millions)

	Net Loss and Loss Adjustment Expenses
	increase (decrease)
		Professional/
		Management	Rental/Leasing
	Commercial	Liability	Auto
Accident Year	Coverages	Coverages	Coverages	Other	Total
2006	$(10.6)	$(10.8)	$(0.8)	$(0.5)	$(22.7)
2005	$(8.4)	$(15.1)	$(1.3)	$(0.2)	$(25.0)
2004	$(6.0)	$(10.1)	$(3.1)	$0.1	$(19.1)
2003 & Prior	$(6.0)	$(10.8)	$(3.1)	$0.9	$(19.0)

Total	$(31.0)	$(46.8)	$(8.3)	$0.3	$(85.8)

•	For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Commercial property, professional liability, and commercial automobile coverages due to better than expected case incurred loss development, primarily as a result of both claim frequency and severity emergence being less than anticipated, and

•	Management liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.
•	For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Professional liability, management liability, and commercial property coverages due to better than expected case incurred loss development primarily as a result of claim severity being less than anticipated.

•	General liability and commercial automobile coverages due to better than expected case incurred loss development, primarily as a result of both claim frequency and severity emergence being less than anticipated.
•	For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Professional liability, commercial general liability, rental leasing and management liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.
•	For accident year 2003 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Professional liability, management liability and commercial general liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.
     During 2006, we increased/(decreased) the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior by the following amounts:
(In Millions)

	Net Loss and Loss Adjustment Expenses
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
     During 2005, we increased/(decreased) the estimated total net unpaid losses and loss adjustment expenses for prior accident years by the following amounts:
(In Millions)

	Net Loss and Loss Adjustment Expenses
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

     The changes in the estimated net unpaid losses and loss adjustment expenses for prior accident years during 2005 were primarily attributable to the following:
     For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower net loss estimates for commercial package policies as a result of better than expected claim frequency and professional liability coverages due to better than expected case incurred development.
     For accident year 2002, the decrease in estimated net unpaid loss and loss adjustment expenses and prior was principally due to decreased loss estimates across most commercial and specialty lines of business due to better than expected case incurred loss development.
     The following table presents the development of unpaid loss and loss adjustment expenses from 1997 through 2007. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR losses. The table also shows the re-estimated amount of the previously recorded unpaid loss and loss adjustment expenses based on experience as of the end of each succeeding year. The estimate may change as more information becomes known about the frequency and severity of claims for individual years.

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
	(Dollars in Thousands)
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Unpaid Loss and Loss Adjustment Expenses, As Stated	$122,430	$153,383	$188,063	$237,494	$302,733	$445,548	$627,086	$996,667	$1,245,763	$1,283,238	$1,431,933

Cumulative Paid as of:
1 year later	31,676	83,259	78,070	95,608	148,506	204,592	231,904	313,902	336,139	338,055
2 years later	81,535	127,253	143,464	192,234	282,410	365,666	365,358	490,114	564,414
3 years later	107,578	167,333	198,749	286,593	377,088	444,438	459,889	640,605
4 years later	126,985	193,217	265,721	336,425	423,654	496,893	519,518
5 years later	137,242	217,086	291,539	362,553	447,229	527,182
6 years later	144,819	226,813	303,934	372,035	457,752
7 years later	149,473	229,394	309,192	377,070
8 years later	150,210	230,933	312,424
9 years later	150,401	231,787
10 years later	151,124

Unpaid Loss and Loss Adjustment Expenses re-estimated as of End of Year:
1 year later	119,261	187,267	201,642	270,006	371,857	497,326	674,337	988,850	1,133,177	1,188,150
2 years later	134,295	191,005	226,388	325,523	442,608	582,076	707,322	954,239	1,075,677
3 years later	138,761	202,481	273,985	374,738	482,006	608,257	678,716	923,058
4 years later	144,620	220,496	310,086	388,064	489,014	584,446	658,128
5 years later	149,721	233,859	315,682	390,385	481,272	577,090
6 years later	151,242	234,214	317,229	386,427	475,383
7 years later	151,748	233,729	316,180	383,761
8 years later	151,042	232,829	316,189
9 years later	151,224	232,969
10 years later	151,837

Cumulative Redundancy (Deficiency):
Dollars	$(29,407)	$(79,586)	$(128,126)	$(146,267)	$(172,650)	$(131,542)	$(31,042)	$73,609	$170,086	$95,088
Percentage	(24.0)%	(51.9)%	(68.1)%	(61.6)%	(57.0)%	(29.5%)	(5.0%)	7.4%	13.7%	7.4%

(1)	Unpaid loss and loss adjustment expenses for 1998, as stated, have been adjusted to include $2,233 unpaid loss and loss adjustment expenses for LASIC as of acquisition date.
     The cumulative redundancy (deficiency) represents the aggregate change in the reserve estimated over all prior years, and does not represent accident year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.
     The unpaid loss and loss adjustment expense of our Insurance Subsidiaries, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, differ from those reflected in our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) with respect to recording the effects of reinsurance. Unpaid loss and loss adjustment expenses under statutory accounting practices are reported net of the effects of reinsurance, but under GAAP these amounts are reported without giving effect to reinsurance. Under GAAP, reinsurance receivables, with a corresponding increase in unpaid loss and loss adjustment expense, have been recorded. There is no effect on net income or shareholders’ equity due to the difference in reporting the effects of reinsurance between statutory accounting practices and GAAP as discussed above.

Operating Ratios
Statutory Combined Ratio:
     The statutory combined ratio, which is the sum of (a) the ratio of loss and loss adjustment expenses incurred to net earned premiums (loss ratio) and (b) the ratio of policy acquisition costs and other underwriting expenses to net written premiums (expense ratio), is the traditional measure of underwriting profit and loss for insurance companies. A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates an insurer has an underwriting loss.
     The following table reflects the consolidated loss, expense and combined ratios of our Insurance Subsidiaries, together with the property and casualty industry-wide combined ratios after policyholders’ dividends.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Loss Ratio	44.9%	39.8%	51.8%	61.5%	63.1%
Expense Ratio	29.4%	28.5%	26.3%	27.2%	27.2%

Combined Ratio	74.3%	68.3%	78.1%	88.7%	90.3%

Industry Statutory Combined Ratio, after Policyholders’ Dividends (1)	95.6%	93.3%	100.8%	98.5%	100.2%

(1)	Source: A.M. Best Company “Review/Preview” January 2008. 2007 industry data is estimated.
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
     The following table presents net written premiums to policyholders’ surplus for our Insurance Subsidiaries (statutory basis):

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Net Written Premiums	$1,460,000	$1,283,170	$1,107,460	$919,152	$601,253
Policyholders’ Surplus	$1,298,786	$1,007,546	$691,038	$503,657	$415,900
Premium to Surplus Ratio	1.1 to 1.0	1.3 to 1.0	1.6 to 1.0	1.8 to 1.0	1.5 to 1.0
Investments
     Our investment objectives are the realization of relatively high levels of after-tax net investment income while generating competitive after-tax total rates of return, subject to established specific investment guidelines and the following objectives:
•	Maintaining an appropriate level of liquidity to satisfy the cash requirements of current operating and longer term obligations;

•	Adjusting investment risk to offset or complement insurance risk based upon total risk tolerance; and

•	Meeting insurance regulatory requirements with respect to investments under applicable insurance laws.
     We utilize external independent professional investment managers for our fixed maturity and equity investments.
     As of December 31, 2007, the total carrying value of our investments was $3,015.2 million. Of this amount, 88.2% were fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, asset backed securities, mortgage pass-through securities and collateralized mortgage obligations, with a weighted average credit quality of “AAA.” The remaining 11.8% consisted primarily of publicly-traded common stocks.

     The following table sets forth information concerning the composition of our total investments as of December 31, 2007:

		Estimated		% of
		Market	Carrying	Carrying
	Amortized Cost	Value	Value	Value
	(Dollars in Thousands)
Fixed Maturities:
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$15,867	$16,129	$16,129	0.5%
Obligations of States and Political Subdivisions	1,380,755	1,389,070	1,389,070	46.1
Corporate and Bank Debt Securities	109,784	110,659	110,659	3.7
Asset Backed Securities	199,313	200,651	200,651	6.7
Mortgage Pass-Through Securities	604,261	611,025	611,025	20.2
Collateralized Mortgage Obligations	329,491	331,663	331,663	11.0

Total Fixed Maturities	2,639,471	2,659,197	2,659,197	88.2%
Equity Securities	322,877	356,026	356,026	11.8

Total Investments	$2,962,348	$3,015,223	$3,015,223	100.0%

     As of December 31, 2007, 99.9% of our Insurance Subsidiaries’ fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated “1” (“highest quality”) or “2” (“high quality”) by the NAIC.
     The cost and estimated market value of fixed maturity securities as of December 31, 2007, by remaining original contractual maturity, is set forth below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations, with or without call or prepayment penalties:

		Estimated Market
	Amortized Cost	Value
	(Dollars in Thousands)

Due in one year or less	$49,212	$49,138
Due after one year through five years	392,412	394,931
Due after five years through ten years	360,945	366,177
Due after ten years	703,837	705,611
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	1,133,065	1,143,340

Total	$2,639,471	$2,659,197

     Investments of our Insurance Subsidiaries must comply with applicable laws and regulations which prescribe the type, quality and diversification of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, secured obligations, preferred and common equity securities, real estate mortgages and real estate.
Regulation
     General: We are subject to extensive supervision and regulation in the states in which we operate. Such supervision and regulation relates to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of insurance policyholders rather than our investors. The extent of regulation varies but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:
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
     The regulations and any actions taken by the state insurance departments may affect the cost or demand for our products and may prevent or interfere with our ability to obtain rate increases or take other actions to increase profitability. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals, or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from carrying on some or all of our activities. In light of several recent significant property and casualty insurance company insolvencies, it is possible that assessments paid to state guaranty funds may increase. Because our Insurance Subsidiaries are domiciled in Pennsylvania and Florida, the Pennsylvania Department of Insurance (“PADOI”) and the Florida Office of Insurance Regulation (“FOIR”) have primary authority over us.
     Regulation of Insurance Holding Companies: Pennsylvania and Delaware, like many other states, have laws governing insurance holding companies (such as Philadelphia Insurance). Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, 5% to 10% or more of the outstanding voting securities of Philadelphia Insurance or our Insurance Subsidiaries. Such Department’s determination of whether to approve any such acquisition would be based on a variety of factors, including:
•	an evaluation of the acquirer’s financial stability;

•	the competence of its management;

•	the effect of rates on coverages provided, if any; and

•	whether competition in Pennsylvania or Florida would be reduced.
     The Pennsylvania and Delaware holding company statutes require every Pennsylvania and Florida domiciled insurer which is a member of an insurance holding company system to register with Pennsylvania or Delaware, respectively, by filing and keeping current a registration statement on a form prescribed by the NAIC.
     The Pennsylvania statute also specifies that at least one-third of the board of directors, and each committee thereof, of either the domestic insurer or its publicly owned holding company (if any), must be comprised of outside directors (i.e., persons who are neither officers, employees nor controlling shareholders of the insurer or any affiliate). In addition, the domestic insurer or its publicly held holding company must establish one or more committees comprised solely of outside directors, with responsibility for:
•	recommending the selection of independent certified public accountants;

•	reviewing the insurer’s financial condition,

•	reviewing the scope and results of the independent audit and any internal audit;

•	nominating candidates for director;

•	evaluating the performance of principal officers; and

•	recommending to the board the selection and compensation of principal officers.
     Certain Requirements of Florida Insurers: Under the Florida insurance laws, the affairs of every domestic insurer must be managed by not less than five directors. Directors may not be elected for a term of more than three years each and, if directors are to be elected for a term greater than one year, the insurer’s bylaws must provide for a staggered-term system. Also, a majority of the directors of a Florida insurer must be United States citizens. In addition, no Florida insurer may make any contract whereby any person is granted or is to enjoy in fact the management of the insurer to the substantial exclusion of its board of directors or to have the controlling or preemptive right to produce substantially all insurance business for the insurer, unless the contract is filed with and approved by the FOIR. A Florida insurer must give written notice of any change to its directors or principal officers to the FOIR within 45 days of such change. The written notice must include all information necessary to allow the Department to determine that the insurer will be in compliance with state statutes.
     Dividend Restrictions: As an insurance holding company, Philadelphia Insurance will be largely dependent on dividends and other permitted payments from our Insurance Subsidiaries to pay any cash dividends to its shareholders. The ability of our Insurance Subsidiaries to pay dividends to us is subject to certain restrictions imposed under Pennsylvania and Florida insurance laws. Accumulated statutory profits of our Insurance Subsidiaries from which dividends may be paid totaled $1,025.1 million at December 31, 2007. Of this amount, our Insurance Subsidiaries are permitted to pay a total of approximately $299.2 million of dividends during 2008 without obtaining prior approval from the PADOI or the FOIR. During 2007, our Insurance Subsidiaries paid $3.5 million of dividends.

     The National Association of Insurance Commissioners: In addition to state-imposed insurance laws and regulations, our Insurance Subsidiaries are subject to Statutory Accounting Principles (“SAP”) as codified by the NAIC in the “Accounting Practices and Procedures Manual” which was adopted by the PADOI and FOIR effective January 1, 2001, and subsequently amended. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These model laws and regulations generally are not directly applicable to an insurance company unless and until they are adopted by applicable state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC’s state regulatory accreditation program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are “accredited” by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network, and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC’s initiatives have taken on a greater level of practical importance in recent years. The NAIC has accredited Pennsylvania and Florida under the NAIC Financial Regulation Standards.
     All the states have adopted the NAIC’s financial reporting form, which is typically referred to as the NAIC “Annual Statement”. Most states, including Pennsylvania and Florida, generally defer to the NAIC with respect to SAP. In this regard, the NAIC has a substantial degree of practical influence and is able to accomplish certain quasi-legislative initiatives through amendments to the NAIC annual statement and applicable accounting practices and procedures. For instance, the NAIC requires all insurance companies to have an annual statutory financial audit and an annual actuarial certification as to loss reserves by including such requirements within the annual statement instructions.
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
     Risk-Based Capital: Risk-based capital is designed to measure the acceptable amount of capital an insurer should have, based on the inherent specific risks of each insurer. Insurers failing to meet this benchmark capital level may be subject to scrutiny by the insurer’s domiciliary insurance department, and ultimately rehabilitation or liquidation. Based on the standards currently adopted, the policyholders’ surplus of each of our Insurance Subsidiaries at December 31, 2007 is in excess of the minimum prescribed risk-based capital requirements.
     Insurance Guaranty Funds: Our Insurance Subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state’s guaranty fund laws.
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
     Mold Contamination: The property-casualty insurance industry experienced an increase in claim activity over recent years pertaining to mold contamination. Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. We continue to closely monitor litigation trends to review relevant insurance policy exclusion language. We have experienced an immaterial impact from mold claims and attach a mold exclusion to policies where applicable.
     Certain Legislative Initiatives and Developments: A number of new, proposed or potential legislative or industry developments could affect the insurance industry. These developments include:
•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas; and

•	Florida legislation enacted in January 2007 which, among other things, included the following major changes with regard to the Florida Hurricane Catastrophe Fund (the “FHCF”) and Citizens Property Insurance Company (“Citizens”).
•	FHCF: The law allows participating insurers to select options to expand their FHCF coverage beyond the mandatory coverage levels for the 2007 through 2009 contract years by selecting one or more of twelve $1 billion optional layers of coverage. The pricing for the 12 optional coverage layers above the FHCF mandatory coverage will vary, but was approximately a 2% rate-on-line for the 2007 contract. Insurers may also purchase additional reinsurance coverage below the industry retention by selecting among three alternative industry retention levels of $3 billion, $4 billion or $5 billion. For the 2007 contract, pricing for coverage at the three alternative industry retention levels ranged from a 75% rate-on-line to an 85% rate-on-line. Each participating insurer’s share of the industry retention will be determined by its share of FHCF reimbursement premiums. Also, the legislation provides that the State Board of Administration may make available an additional $4 billion of capacity. The legislation required every residential property insurer to make a rate filing with the FOIR which reflected the savings or reduction in loss exposure to the insurer due to the expanded FHCF coverage. Such reduced rates were applied to policies issued on or after June 1, 2007.

•	Citizens Property Insurance Company (“Citizens”): The new legislation enacted many changes to the manner in which Citizens (the facility created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market) conducts business. Citizens is no longer required to charge rates sufficient to purchase reinsurance to cover specified levels of probable maximum loss or to establish rates that are non-competitive with the private sector. The Citizens rate increase that took effect on January 1, 2007 was rescinded and further rate changes were prohibited during 2007. The legislation also provides that if a new applicant to Citizens is offered coverage from an insurer at the insurer’s approved rate, then that policyholder is not eligible for a Citizens’ policy, unless the insurer’s premium is more than 15% greater than the premium for comparable coverage provided by Citizens.
These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, recent favorable industry trends that have reduced insurance and reinsurance supply and increased demand could be reversed and may negatively influence our ability to maintain or increase rates. Accordingly, these developments could have an adverse effect on our earnings.
•	The federal Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively the “Act”) established a temporary federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from “certified” acts of terrorism, as defined in the Act. The Terrorism Insurance Program (the “Program”) requires all commercial property and casualty insurers licensed in the United States to participate. The Program provides that in the event of a terrorist attack, as defined, resulting in insurance industry losses exceeding $5 million, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 85% of covered losses up to $100 billion cap. However, the government will provide funding only if aggregate industry losses exceed $100 million. Each insurance company is subject to a deductible based upon twenty percent (20%) of the previous year’s direct earned premium. New policyholders have the option to accept or reject the coverage. Property and casualty insurers, including us, are required to offer this coverage at each subsequent renewal even if the policyholder elected to reject this coverage in the previous policy period. The Program became effective upon enactment and runs through December 31, 2014.
Competition
     We compete with a large number of other companies in our selected lines of business, including major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if business is lost due to our competitors offering similar or better products at or below our prices. In addition, a number of new, proposed or potential legislative or industry developments could further increase competition. New competition from these developments could cause the demand for our products to fall, which could adversely affect profitability.
     The current business climate remains competitive from a solicitation and pricing standpoint. We will “walk away,” if necessary, from writing business that does not meet our established underwriting standards and pricing guidelines. We believe, however, that our marketing strategy is a strength in that it provides us the flexibility to quickly deploy the marketing efforts of our direct production underwriters from soft market segments to market segments with emerging opportunities. Additionally, through the marketing strategy, our production underwriters have established relationships with 210 preferred agents, approximately 500 “Firemark producers” and approximately 11,300 independent producers, thus facilitating a regular flow of submissions.
Employees
     As of December 31, 2007, we had 1,324 full-time employees and 50 part-time employees. We actively encourage our employees to continue their educational efforts, and we provide assistance to help defray their educational costs (including 100% of education costs related to the insurance industry). We believe that our relations with our employees are generally excellent.
Company Website and Availability of Securities and Exchange Commission (“SEC”) Filings
     Our Internet website is www.phly.com. Information on our website is not a part of this Form 10-K. We make available free of charge on our website, or provide a link to, our Forms 10-K, 10-Q and 8-K filed or furnished on or after May 14, 1996, and any amendments to these Forms, that have been filed with the SEC on or after May 14, 1996 as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. To access these filings, go to our website and click on “Investor Center”, then click on “SEC Filings.”
Item 1A. RISK FACTORS
We face significant competitive pressures in our business that could cause demand for our products to fall and adversely affect our profitability.
     We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lower our prices or lose business to competitors offering similar or better products at or below our prices. In addition, new, proposed or potential legislative or industry developments could further increase competition in our industry. New competition from these developments could cause the demand for our products to fall, which could adversely affect our profitability.
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
     The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases, and falling as that activity decreases. The property casualty insurance industry historically is cyclical in nature. These fluctuations in demand and competition could produce underwriting results that would have a negative impact on our results of operations and financial condition.
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
     We are subject to extensive supervision and regulation in the states in which we operate. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of this supervision and regulation is the protection of our insurance policyholders, not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things, the following areas:
•	issuance, renewal, suspension and revocation of licenses to engage in the insurance business;

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the premium rates we charge;

•	restrictions on the terms and conditions that we can include in the insurance policies we offer;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies.
     The regulations of the state insurance departments may affect the cost or demand for our products and may prevent or interfere with our ability to maintain or increase premium rates or take other actions we might wish to take to maintain or increase our profitability. Further, we may be unable to maintain all required licenses and approvals, and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.
We are subject to possible assessments from state insurance facilities and state guaranty funds.
     We are subject to assessments from various state guaranty funds and state insurance facilities, including Florida Citizens Property Insurance Corporation, the Mississippi Windstorm Underwriting Association and the Texas Windstorm Insurance Association. If these facilities recognize a financial deficit, they may, in turn, have the ability to assess participating insurers, including our Insurance Subsidiaries, which would adversely affect our results of operations. These facilities are generally designed so that the ultimate cost is borne by policyholders.
     We and other insurance companies writing residential property policies in Florida must participate in the Florida Hurricane Catastrophe Fund (“FHCF”), which potentially reimburses companies for their qualifying losses at various participating percentages above required retention levels, subject to maximum reimbursement amounts. If the FHCF does not have sufficient funds to pay its ultimate reimbursement obligations to participating insurance companies, it has the authority to issue bonds. Such bonds are funded by assessments on generally all property and casualty premiums in Florida. By law, these assessments are the obligation of insurance policyholders which insurance companies must collect. Companies are required to collect the FHCF assessments directly from residential property policyholders and remit them to the FHCF as they are collected.

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
     The Pennsylvania Business Corporation Law contains “anti-takeover” provisions. We have opted out of most of these provisions. However, Subchapter F of Chapter 25 of the Business Corporation Law, which applies to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in shareholders receiving a premium over market price for their shares. Subchapter F of the Business Corporation Law prohibits certain “business combinations” between an “interested shareholder” and a corporation, unless the corporation’s board of directors gives prior approval and certain other conditions are satisfied, or there is an available exemption. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions. An “interested shareholder,” in general, is a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.
     In addition, our Articles of Incorporation allow the Board of Directors to issue one or more classes or series of preferred stock with voting rights, preferences and other privileges as the Board may determine. The issuance of preferred shares could adversely affect the holders of our common stock and could prevent, delay or defer a change of control.
     We are also subject to the laws of various states, such as Pennsylvania, Delaware and Florida, governing insurance holding companies and insurance companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, 5% to 10% or more of the outstanding voting securities of Philadelphia Insurance or our insurance subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management and whether competition in that state would be reduced. These laws may delay or prevent a takeover of Philadelphia Insurance or our insurance company subsidiaries.
If our insurance company subsidiaries are unable to pay dividends or make loans to us due to government regulations that apply to insurance companies or for any other reason, we may not be able to continue our normal business operations.
     We are a holding company. Our principal assets currently consist of all or substantially all of the equity interests of our subsidiaries listed below:
•	Philadelphia Indemnity Insurance Company;

•	Philadelphia Insurance Company;

•	Maguire Insurance Agency, Inc.;

•	PCHC Investment Corp., an investment holding company;

•	Liberty American Insurance Group, Inc., an insurance holding company;

•	Liberty American Select Insurance Company;

•	Liberty American Insurance Company;

•	Liberty American Insurance Services, Inc.; and

•	Liberty American Premium Finance Company.
     Philadelphia Indemnity Insurance Company, Philadelphia Insurance Company, Liberty American Select Insurance Company, Inc. and Liberty American Insurance Company are our insurance company subsidiaries which are licensed or authorized to issue insurance policies. Maguire Insurance Agency, Inc. is a captive underwriting manager and Liberty American Insurance Services, Inc. is a managing general agency.

     Our primary sources of funds are from our subsidiaries for dividends or payments that we receive under tax allocation agreements. Government regulations that apply to insurance companies restrict the ability of our insurance company subsidiaries to pay dividends and make loans to us. The accumulated profits of these subsidiaries from which dividends may be paid totaled $1,025.1 million as of December 31, 2007. Of this amount, these insurance company subsidiaries may pay a total of approximately $299.2 million of dividends during 2008 without obtaining prior approval from the department of insurance for the states in which they are domiciled. Our insurance subsidiaries paid $3.5 million of dividends during 2007. Further, creditors of any of our subsidiaries will have the right to be paid in full the amounts they are owed if a subsidiary liquidates its assets or undergoes a reorganization or other similar transaction before we will have the right to receive any distribution of assets from the subsidiary, unless we also are recognized as a creditor of the subsidiary. If we are unable to receive distributions from our subsidiaries, we may not be able to continue our normal business operations.
If A.M. Best downgrades the ratings of our Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company subsidiaries, we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline, reducing our sales and earnings.
     A.M. Best Company rates Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company “A+” (Superior). According to A.M. Best Company, companies rated “A+” (Superior) have, on balance, superior financial strength, operating performance and market profile, when compared to the standards established by A.M. Best Company, and have a very strong ability to meet their ongoing obligations to policyholders. We believe that the rating assigned by A.M. Best Company is an important factor in marketing our products. If A.M. Best Company downgrades our ratings in the future, it is likely that:
•	we would not be able to compete as effectively with our competitors; and

•	our ability to sell insurance policies could decline.
If that happens, our sales and earnings would decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors which are more relevant to policyholders than investors.
If our reserves for losses and loss adjustment expenses are not adequate, we would have to increase our reserves, which would result in reductions in net income and policyholders’ surplus and could result in a downgrading of the ratings of our insurance company subsidiaries.
     We establish reserves for losses and loss adjustment expenses under the insurance policies we write. We determine the amount of these reserves based on our best estimate and judgment of the losses and loss adjustment expenses we will incur on existing insurance policies. While we believe that our reserves are adequate, we base these reserves on assumptions about future events. The following factors may have a substantial impact on our future loss experience:
•	the amounts of claims settlements;

•	the number and severity of catastrophes, such as hurricanes;

•	legislative and judicial activity; and

•	changes in inflation and economic conditions.
     Actual losses and loss adjustment expenses we incur under our insurance policies may be different from the amount of reserves we establish. If the actual amount of losses and expenses related to the adjustment of losses under insurance policies exceed the amount we have reserved for these losses and loss adjustment expenses, we would be required to increase our reserves. When we increase reserves, our income before income taxes for the period will decrease by a corresponding amount. In addition, increasing reserves causes a reduction in policyholders’ surplus and could cause a downgrading of the ratings of our insurance company subsidiaries. This, in turn, could hurt our ability to sell insurance policies.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
     As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries, including catastrophe risks. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities at favorable rates or to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite, especially risks related to catastrophes.
We cannot guarantee that our reinsurers will pay on a timely basis, if at all, and, as a result, we could experience losses.
     We transfer some of the risk we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us, it does not relieve us of our obligation to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected.
We have a large shareholder whose interests may diverge from those of our other shareholders.
     Mr. James J. Maguire, the Chairman of our Board of Directors, and his wife beneficially own approximately 18.9% of our issued and outstanding common stock. Other members of Mr. Maguire’s immediate family beneficially own approximately an additional 6.7% of our issued and outstanding common stock (the immediate family beneficial ownership for this purpose excludes beneficial ownership which is attributable to both Mr. James J. Maguire and his wife and immediate family members). Such beneficial ownership is calculated pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Consequently, Mr. Maguire will be in a position to strongly influence the outcome of substantially all corporate actions requiring shareholder approval, including mergers involving us, sales of all or substantially all of our assets, and the adoption of certain amendments to our Articles of Incorporation. In so acting, Mr. Maguire may have interests different than, or adverse to, the rest of our shareholders.
The outcome of industry-wide investigations into finite risk reinsurance products could adversely affect our business and results of operations.
     Various regulatory authorities, including the Securities and Exchange Commission and a number of state attorneys-general, have initiated investigations and lawsuits relating to finite risk reinsurance arrangements entered into by insurance companies with reinsurers. Finite-risk reinsurance is a form of reinsurance in which, among other things, there is limited risk transferred to the reinsurer.
     We cannot predict the effects, if any, of these investigations, or any proceedings which may result from these investigations, on our future operations, the insurance industry in general, or changes, if any, which may be made to any laws or regulations. The outcome of these matters could adversely affect our business and results of operations.
Because our investment portfolio is made up of primarily fixed income securities, our investment income could fluctuate as a result of fluctuations in interest rates and spreads to U.S. Treasury Securities.
     We currently maintain and intend to continue to maintain an investment portfolio of primarily fixed income securities. The fair value of these securities can fluctuate depending on changes in interest rates and spreads. Generally, the fair market value of these investments increases or decreases in an inverse relationship with changes in interest rates, while the level of net investment income earned from future investments in fixed income securities is impacted by interest rates. Changes in interest rates and spreads may result in fluctuations in the income derived from, and the valuation of, our fixed income investments, which could have an adverse effect on our results of operations and financial condition.
Item 1B. UNRESOLVED STAFF COMMENTS
     None.

Item 2. PROPERTIES
     We lease office space at One Bala Plaza, Bala Cynwyd, PA which serves as our headquarters location, we own office space in Pinellas Park, FL which serves as our home office for Liberty, and we also lease space at 45 offices throughout the country for our field and regional offices.
Item 3. LEGAL PROCEEDINGS
     On February 26, 2008, the Company received a complaint filed on February 14, 2008 with the U.S. District Court for the Southern District of Florida by seven individuals. These individuals purported to act on behalf of a class of similarly situated persons who had been issued insurance policies by Liberty American Select Insurance Company, formerly known as Mobile USA Insurance Company (“LASIC”). The complaint, which is alleged to be a “class action complaint”, was filed against Philadelphia Insurance and its subsidiaries, LASIC, Liberty American Insurance Company and Liberty American Insurance Group, Inc. The complaint requests an unspecified amount of damages “in excess of $5,000,000” and equitable relief to prevent the defendants from committing what are alleged to be unfair business practices. The plaintiffs allege that from the period from at least as early as September 1, 2003 through December 31, 2006 they and other policyholders sustained property damage covered under policies issued by LASIC, and that LASIC improperly denied or paid only a portion of the policyholders’ claims for which they were entitled to be reimbursed.
     The Company believes that it has valid defenses to the claims made in the complaint, and that the claims may not be entitled to be brought as a class action. The Company will vigorously defend against such claims. Although there is no assurance as to the outcome of this litigation or as to its effect on the Company’s financial position, the Company believes, based on the facts currently known to it, that the outcome of this litigation will not have a material adverse effect on its financial position.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) The Company’s common stock, no par value, trades on The NASDAQ Global Select Market under the symbol “PHLY”. As of February 8, 2008, there were 1,492 holders of record of the Company’s common stock. The high and low sales prices of the common stock, as reported by the National Association of Securities Dealers, were as follows:

	2007		2006
Quarter	High	Low	High	Low
First	48.000	42.250	36.810	31.530
Second	46.940	39.900	34.260	29.820
Third	42.470	30.300	40.090	30.420
Fourth	46.720	36.640	45.990	38.410
The Company did not declare cash dividends on its common stock in 2007 or 2006, and currently intends to retain its earnings to enhance future growth. Any future payment of dividends by the Company will be determined by the Board of Directors, and will be based on general business conditions and legal and regulatory restrictions.
As a holding company, the Company is dependent upon dividends and other permitted payments from its subsidiaries to pay any cash dividends to its shareholders. The ability of the Company’s Insurance Subsidiaries to pay dividends to the Company is subject to regulatory limitations (see Item 7-Liquidity and Capital Resources and Note 2 to the Company’s Consolidated Financial Statements).
(b) During the three years ended December 31, 2007, the Company did not sell any of its securities which were not registered under the Securities Act of 1933.
(c) The Company’s purchases of its common stock during the fourth quarter of 2007 are shown in the following table:

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar
	(a) Total Number		Part of Publicly	Value of Shares That May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid per Share	Programs	the Plans or Programs (2)
October 1 — October 31	400	$29.08	—	$45,000,000
November 1 — November 30	2,346	$36.03	—	$45,000,000
December 1 — December 31	430	$37.30	—	$45,000,000

(1)	Such shares were originally issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan, and were subsequently repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, amounts to $75.3 million, of which $30.3 million has been utilized.

Item 6. SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	(Dollars In Thousands, Except Share and Per Share Data)
	2007	2006	2005	2004	2003
Operations and Comprehensive Income Statement Data:
Gross Written Premiums	$1,692,223	$1,493,248	$1,264,915	$1,171,317	$905,993
Gross Earned Premiums	1,604,097	1,365,358	1,165,296	1,062,057	789,498
Net Written Premiums	1,459,633	1,282,864	1,110,771	914,532	602,300
Net Earned Premiums	1,379,243	1,169,302	976,647	770,248	574,518
Net Investment Income	117,224	91,699	63,709	43,490	38,806
Net Realized Investment Gain (Loss)	29,566	(9,861)	9,609	761	794
Other Income	3,561	2,630	1,464	4,357	5,519

Total Revenue	1,529,594	1,253,770	1,051,429	818,856	619,637

Net Loss and Loss Adjustment Expenses	618,953	468,212	504,006	476,115	359,177
Acquisition Costs and Other Underwriting Expenses	413,103	338,267	263,759	214,369	162,912
Other Operating Expenses	12,241	12,637	17,124	9,439	7,822
Goodwill Impairment Loss (1)	—	—	25,724	—	—

Total Losses and Expenses	1,044,297	819,116	810,613	699,923	529,911

Income Before Income Taxes	485,297	434,654	240,816	118,933	89,726
Total Income Tax Expense	158,484	145,805	84,128	35,250	27,539

Net Income	$326,813	$288,849	$156,688	$83,683	$62,187

Weighted-Average Common Shares Outstanding	70,381,631	69,795,947	68,551,572	66,464,460	65,726,364
Weighted-Average Share Equivalents Outstanding	3,845,044	3,674,121	4,533,807	3,456,099	2,254,800

Weighted-Average Shares and Share Equivalents Outstanding	74,266,675	73,470,068	73,085,379	69,920,559	67,981,164

Basic Earnings Per Share	$4.64	$4.14	$2.29	$1.26	$0.95

Diluted Earnings Per Share	$4.40	$3.93	$2.14	$1.20	$0.91

Cash Dividends Per Share	$—	$—	$—	$—	$—

Year End Financial Position:
Total Investments and Cash and Cash Equivalents	$3,121,565	$2,542,313	$2,009,370	$1,623,647	$1,245,994
Total Assets	4,099,938	3,438,537	2,927,826	2,485,656	1,870,941
Unpaid Loss and Loss Adjustment Expenses	1,431,933	1,283,238	1,245,763	996,667	627,086
Total Shareholders’ Equity	1,547,473	1,167,267	816,496	644,157	545,646
Common Shares Outstanding	72,087,287	70,848,482	69,266,016	66,821,751	66,022,656

Insurance Operating Ratios (Statutory Basis):
Net Loss and Loss Adjustment Expenses to Net Earned Premiums	44.9%	39.8%	51.8%	61.6%	63.1%
Underwriting Expenses to Net Written Premiums	29.4%	28.5%	26.3%	27.1%	27.2%

Combined Ratio	74.3%	68.3%	78.1%	88.7%	90.3%

A.M. Best Rating (2)	A+	A+	A+	A+	A+
	(Superior)	(Superior)	(Superior)	(Superior)	(Superior)

(1)	During the fourth quarter of 2005, the Company recorded a $25.7 million impairment charge related to the write-down of goodwill arising from the acquisition of the Company’s personal lines segment. This loss, which was the same on a pre-tax and after-tax basis, was a result of the Company’s annual evaluation of the carrying value of goodwill. The write-down was determined by comparing the fair value of the Company’s personal lines segment and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down resulted from changes in business assumptions primarily due to the following: the unprecedented hurricane activity and associated catastrophe losses experienced in 2004 and 2005; the uncertainty of 2006 catastrophe reinsurance renewal rates; the decision to change the personal lines segment business model to discontinue writing the mobile homeowners business and target new construction homeowners business; and the disruption in the Florida marketplace.

(2)	As of September 30, 2004, the Company’s four insurance subsidiaries were rated A+ (Superior) by A.M. Best Company. Effective October 1, 2004, the Company’s four insurance subsidiaries entered into a new intercompany reinsurance pooling arrangement. Two of the insurance subsidiaries, Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company, entered into an intercompany reinsurance pooling arrangement which included substantially all the Company’s commercial and specialty lines business. The Company’s two other insurance subsidiaries, Liberty American Select Insurance Company and Liberty American Insurance Company, also entered into an intercompany reinsurance pooling arrangement which substantially included all the Company’s personal lines segment business. As a result of this arrangement, A.M. Best Company assigned an A- (Excellent) rating to these two companies. The rating of Philadelphia Indemnity Insurance Company and Philadelphia Insurance Company remained at A+.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
Certain information included in this report and other statements or materials published or to be published by us are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors which, among others, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business, and the other matters referred to below include, but are not limited to:
(i)	Changes in the business environment in which we operate, including inflation and interest rates;

(ii)	Changes in taxes, governmental laws, and regulations;

(iii)	Competitive product and pricing activity;

(iv)	Difficulties of managing growth profitably;

(v)	Claims development and the adequacy of our liability for unpaid loss and loss adjustment expenses;

(vi)	Severity of natural disasters and other catastrophe losses;

(vii)	Adequacy of reinsurance coverage which may be obtained;

(viii)	Ability and willingness of our reinsurers to pay;

(ix)	Future terrorist attacks; and

(x)	The outcome of the Securities and Exchange Commission’s industry-wide investigation relating to the use of non-traditional insurance products, including finite risk reinsurance arrangements.
We do not intend to publicly update any forward looking statement, except as may be required by law.
GENERAL
Overview
     We design, market, and underwrite specialty commercial and personal property and casualty insurance products for select markets or niches by offering differentiated products through multiple distribution channels. Our operations are classified into the following three reportable business segments which are organized around our three underwriting divisions:
•	The Commercial Lines Underwriting Group has underwriting responsibility for the commercial multi-peril package, commercial automobile, specialty property and inland marine and the antique/collector car insurance products;

•	The Specialty Lines Underwriting Group, has underwriting responsibility for the professional and management liability insurance products; and

•	The Personal Lines Group, which has underwriting responsibility for personal property insurance products for the homeowners and manufactured housing markets in Florida, and the National Flood Insurance Program for both Personal and Commercial policyholders.
     We operate solely within the United States through our 13 regional and 32 field offices.
     We generate most of our revenues through the sale of commercial property and casualty insurance policies. The commercial insurance policies are sold through our five distribution channels which include direct sales, retail insurance producers/open brokerage, wholesalers, preferred agents and “Firemark producers,” and the Internet. We believe that consistency in our field office representation has created excellent relationships with local insurance agencies across the country.
     During 2007, we experienced strong gross written premium growth for our commercial and specialty lines segments due to an increase in policy counts resulting from continued expansion of marketing efforts through our field organization and preferred agents, and the introduction of several new niche product offerings. This strong premium growth occurred despite realized average rate decreases for commercial and specialty lines renewal business of (3.6)% and (1.8)%, respectively. We currently anticipate that these average rate decreases will continue through 2008, and may be higher than experienced during 2007. For our personal lines segment, gross written premiums declined during 2007 due to a restriction of business production which included non-renewing all homeowners and rental dwelling policies providing windstorm coverage which expired between June 15, 2007 and December 31, 2007. This reduction was imposed to reduce our exposure to catastrophe wind losses.
     We believe our product distribution marketing platform creates value added features not typically found in property and casualty products which contribute to generating premium growth above industry averages. Written premium information for our business segments for the years ended December 31, 2007 and 2006 is as follows:

	Commercial	Specialty	Personal
($’s in millions)	Lines	Lines	Lines	Total

2007 Gross Written Premium	$1,388.2	$245.2	$58.8	$1,692.2
2006 Gross Written Premium	$1,169.4	$227.6	$96.2	$1,493.2
Percentage Increase (Decrease)	18.7%	7.7%	(38.9)%	13.3%
     We also generate revenue from our investment portfolio, which approximated $3.0 billion as of December 31, 2007, and generated $117.2 million in pre-tax investment income during 2007. We utilize external independent professional investment managers with the objective of realizing relatively high levels of investment income while generating competitive after-tax total rates of return within specific objectives and guidelines.
     Our GAAP basis combined ratio was 74.8% for 2007, which was substantially lower than the combined ratio of the property and casualty industry as a whole. 2007 calendar year results included an $85.8 million pre-tax benefit from a decrease in net unpaid loss and loss adjustment expenses due to favorable trends in prior years’ claim emergence. The favorable net loss and loss adjustment expense development occurred primarily in the Commercial and Specialty Lines segments for accident years 2003 through 2006. This favorable development is primarily attributable to better than expected case incurred loss development for professional liability, management liability and commercial coverages.
     The following table illustrates the 2007 calendar year and accident year loss ratios by segment.

	Commercial	Specialty	Personal	Weighted
	Lines	Lines	Lines	Average
2007 calendar year net loss and loss adjustment expense ratio	45.8%	37.9%	60.7%	44.9%
2007 accident year net loss and loss adjustment expense ratio	49.1%	62.1%	68.1%	51.1%
     We believe our core strategy of adhering to an underwriting philosophy of sound risk selection and pricing discipline have enabled us to produce loss ratios that have been well below industry averages. We monitor certain measures of growth and profitability for each business segment, including, but not limited to:
•	number of policies written,

•	renewal retention ratios,

•	new business production,

•	pricing,

•	risk selection, and

•	loss and loss adjustment expense ratios.
     Other key financial metrics that are regularly monitored in evaluating financial condition and operating performance include, but are not limited to:
•	level of expenses,

•	investment performance,

•	return on equity,

•	cash flow, and

•	capital leverage.

     The following is a comparison of selected Statement of Operations and Comprehensive Income data:

	For the years ended December 31,
(In millions)	2007	2006	2005

Total Revenue	$1,529.6	$1,253.8	$1,051.4
Total Losses and Expenses	$1,044.3	$819.1	$810.6
Net Income	$326.8	$288.8	$156.7
Certain Critical Accounting Estimates and Judgments
•	Investments:
•	Fair values
The carrying amount of our investments approximates their estimated fair value. Our external fixed income investment manager provides pricing of our investments based on a pricing methodology approved by the investment manager’s pricing committee. Pricing is primarily obtained from market vendors based on a pre-established provider list.
For non-investment grade structured securities for which a vendor price is not available, broker pricing is obtained from either the lead manager of the issue or from the broker used at the time the security was purchased. Material assumptions and factors considered by the independent vendors and brokers in pricing these securities may include:
•	cash flows,

•	collateral performance including delinquencies, default, and recoveries; and

•	any market clearing activity and/or liquidity circumstances in the security or other benchmark securities that may have occurred since the prior month-end pricing period.
For mortgage and asset-backed securities (“structured securities”) of high credit quality, changes in expected cash flows are recognized using the retrospective method. Under the retrospective method, the effective yield on a security is recalculated each period based upon future expected and past actual cash flows. The security’s book value is restated based upon the most recently calculated effective yield, assuming such yield had been in effect from the security’s purchase date. The retrospective method results in an increase or decrease to investment income (amortization of premium or discount) at the time of each recalculation. Future expected cash flows consider various prepayment assumptions, as well as current market conditions. These assumptions include, but are not limited to, prepayment rates, default rates, and loss severities.
For structured securities where the possibility of credit loss is other than remote, changes in expected cash flows are recognized on the prospective method over the remaining life of the security. Under the prospective method, revisions to cash flows are reflected in a higher or lower effective yield in future periods and there are no adjustments to the security’s book value. Various assumptions are used to estimate projected cash flows and projected book yields based upon the most recent month end market prices. These assumptions include, but are not limited to, prepayment rates, default rates, and loss severities.
Cash flow assumptions for structured securities are obtained from a primary market provider of such information. These assumptions represent a market based best estimate of the amount and timing of estimated principal and interest cash flows based on current information and events. Prepayment assumptions for asset/mortgage backed securities consider a number of factors in estimating the prepayment activity, including seasonality (the time of the year), refinancing incentive (current level of interest rates), economic activity (including housing turnover) and burnout/seasoning (term and age of the underlying collateral).
Our total investments as of December 31, 2007 include $1.0 million in securities for which there is no readily available independent market price.

•	Other than temporary impairments
We regularly perform impairment reviews with respect to our investments. There are certain risks and uncertainties inherent in our impairment methodology. These include, but are not limited to, the financial condition of specific industry sectors and the resultant effect on any underlying collateral values, and changes in accounting, tax and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer.
For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost, and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If we do not intend to hold a security to maturity or determine a decline in value to be other than temporary, the cost basis of the security is written down to its fair value. The amount of the write down is included in earnings as a realized investment loss in the period the impairment arose (See Investments). Gross unrealized losses for investments excluding interests in securitized assets were $26.2 million as of December 31, 2007.
Our impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Gross unrealized losses for investments in securitized assets were $3.0 million as of December 31, 2007.
•	Liability for Unpaid Loss and Loss Adjustment Expenses:
The liability for unpaid loss and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the liability for property and casualty unpaid loss and loss adjustment expenses is a complex and imprecise process, requiring the use of informed estimates and judgments. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have been reported to us, and an amount for losses incurred that have not yet been reported to us. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of it to us.
Estimates for unpaid loss and loss adjustment expenses are based on our assessment of known facts and circumstances, review of past loss experience and settlement patterns, and consideration of other internal and external factors. These factors include, but are not limited to,
•	our growth,

•	changes in our operations, and

•	legal, social, and economic developments.
We review these estimates regularly and any resulting adjustments are made in the accounting period in which the adjustment arose.
The table below classifies the components of our reserve for gross losses and loss adjustment expenses (“loss” or “losses”) with respect to major lines of business, as of December 31, 2007:

	Gross Loss and Loss Adjustment Expense Reserves
		by Line of Business
(In Thousands)	As of December 31, 2007
	Case	IBNR	Total

Commercial Lines Segment:
General Liability	$258,261	$400,601	$658,862
Auto	97,862	89,991	187,853
Property	118,073	14,690	132,763
Rental/Leasing — Supplemental Liability	7,121	6,537	13,658
Rental/Leasing — Other	8,812	19,032	27,844
Program Umbrella	22,951	13,237	36,188
Other	6,148	5,311	11,459

	519,228	549,399	1,068,627

Specialty Lines Segment:
Professional Liability Errors & Omissions	50,422	90,220	140,642
Management Liability Directors & Officers	60,373	108,478	168,851
Professional Liability Excess	19,108	19,832	38,940

	129,903	218,530	348,433

Personal Lines Segment:	4,460	10,413	14,873

Total	$653,591	$778,342	$1,431,933

The most significant actuarial assumptions used in determining our loss reserves are:
•	Ultimate losses are determinable by extrapolation of claim emergence and settlement patterns observed in the past (via loss development factor selection) that can reasonably be expected to persist into the future.

This assumption implies that historical claim reporting, handling, and settlement patterns are predictive of future activity and can thus be utilized to forecast ultimate liabilities on unpaid claims. Since the many factors that influence claim activity can change over time and are often difficult to isolate or quantify, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. Key objectives in developing estimates of ultimate losses are to identify aberrations and systemic changes occurring within historical experience and to adjust for them so that the future can be projected on a more reliable basis. Various diagnostic tools are employed, (e.g., ratios of claims paid-to-claims incurred and analyses of average claim costs by age of development), and close communication is maintained among our actuarial, claims and underwriting departments to continually monitor and assess the validity of this assumption.

In general, this assumption is considered fully valid across our lines of business for older, more mature accident years. Most claims in these years have been reported, fully adjusted and settled, and any remaining unpaid claims are not anticipated to result in incurred loss activity at levels significant enough to cause material deviation in ultimate losses as projected by generally accepted actuarial methods that rely upon this assumption.

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
Our estimation procedures employ several generally accepted actuarial methods to determine loss reserves, each of which has its own strengths and weaknesses. These methods generally fall into one of the categories described below, or they are hybrids of one or more of them (e.g., the Bornhuetter-Ferguson method which blends development and expected methods). The predictive accuracy of any of these methods may vary by line of business, age of development, and credibility of underlying historical experience data. Loss development methods tend to be more accurate where claims data are relatively stable and for older accident years within most lines of business. Expected loss methods and hybrid methods can be more appropriate for more recent accident years. Adjusted historical loss development methods may be employed where volatile claims data can be largely attributed to discernable events, such as changes in claim handling procedures. Accordingly, more or less weight is placed on a particular method based on the facts and circumstances at the time the actuarially determined loss reserve estimates are made.
•	Historical paid loss development methods:

These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods assume that factors which have affected paid losses in the past, such as claim settlement patterns, inflation, or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods that use incurred losses in situations where there are significant changes in how case reserves are established by claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses, because cumulative loss payments can take much longer to converge on the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•	Historical incurred loss development methods:

These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, these methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical incurred loss development methods assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established or material changes in the underlying loss exposures and/or circumstances which may lead to a claim being reported, using incurred loss data to project ultimate losses can be less reliable than other methods.

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

These methods combine estimates of ultimate claim counts and estimates of per claim ultimate loss severities to yield estimates of ultimate losses. Ultimate claim counts (frequency) are typically estimated using expected ratios of claims to a selected base (e.g., exposures or policy counts), with the expected ratios being based on historically observed experience. Adjustments for trends affecting claim occurrence or affecting the value of the base are also typically made. Ultimate loss severity estimates are typically based on historically observed per claim average losses and are adjusted for trends affecting the size of claims, most notably inflation. The Company has mainly used this method in the case of its residual value product.
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
For most lines of business, given the high level of case reserve adequacy observed in recent calendar periods and the consistent claim reserving practices employed by our claim staff, loss reserves for older accident years are generally set in accordance with ultimate projections from incurred loss development methods. Projections from paid loss development methods may be selected for these older accident years where very few claims remain open and case reserves held for those claims are low relative to observed historical average severities of similar claims.
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
We have a loss reserve review committee consisting of senior members of our actuarial, corporate, claims, underwriting, marketing and financial management groups. Our committee generally meets monthly to review and discuss the various monthly and quarterly actuarial analyses which are performed, as well as to discuss any other factors or trends that may influence our claims activity. Generally, loss reserves are recorded in accordance with the actuarially determined estimates by line of business. However, based upon the review performed by the loss reserve committee, the committee may make a “management adjustment” to an actuarially determined estimate for a line of business if, in the committee’s collective judgment, factors affecting ultimate losses in a line have not been fully captured or considered by actuarial methods. This may be the case with newer product lines, lines that are growing, and/or lines which may be exposed to claims with latent emergence patterns that extend beyond the credible historical period that we have experienced to date. Any such “management adjustment” is documented and reported to our audit committee. Our loss reserve committee did not establish a management adjustment as of December 31, 2007 or 2006. Accordingly, the loss reserves recorded in the financial statements as of December 31, 2007 and 2006 are equal to the actuarially determined estimate for each line of business.

Due to numerous factors including, but not limited to, trends affecting loss development factors and pricing adequacy, our key actuarial assumptions may change. The quantification referred to in the next paragraph of the impact that changes to the actuarial assumptions could have are stated without any adjustment for reinsurance and before the effects of taxes.
Changes may occur in the actuarial assumption that ultimate losses are determinable by extrapolation of claim emergence and settlement patterns observed in the past (via loss development factor selection) that can reasonably be expected to persist into the future. Changes may also occur in the actuarial assumption that ultimate loss ratios in the current and most recent accident years can be projected from ultimate loss ratios of prior years. The first chart below illustrates the impact to the actuarially determined loss reserve estimates as of December 31, 2007 applicable to all lines of business from selected combinations of reasonably likely changes to the loss development factor and expected loss ratio assumptions. Although the chart displays the impacts from selected combinations of reasonably likely changes to the assumptions, the range of all possible combinations of changes to the loss development factor and expected loss ratio assumptions are greater than those reasonably likely to occur.
For each of the key actuarial assumptions, the median difference was calculated from the historical differences between actual data and the assumptions, with the reasonably likely range identified as a 40% statistical range around the median. Therefore, the “High” (or “Low”) end of the reasonably likely range of changes for each assumption is roughly equal to the median difference plus (or minus) the amount of difference observed 40% of the time when the differences are above (or below) the median. In statistical terms, this is equivalent to taking the 30th and 70th percentiles of the assumption differences. The resulting reasonably likely changes for each of the actuarial assumptions are displayed in the second chart below.
Increase/(Decrease) to actuarially determined reserve estimate gross of reinsurance and before taxes ($ millions):

		Expected Loss Ratios
Increase/(Decrease)		Low		No Change	High
Loss	Low	$(119.6	)(a)	$(55.1)	$9.4
Development	No Change	$(66.0)		$0.0	$65.0
Factors	High	$(32.0)		$34.2	$100.4	(b)

(a)	This decrease in our actuarially determined reserve estimate would increase our net income and financial position by $68.5 million, which reflects the impact of reinsurance and federal income taxes. This change would not have a material impact on our liquidity.

(b)	This increase in our actuarially determined reserve estimate would decrease our net income and financial position by $57.5 million, which reflects the impact of reinsurance and federal income taxes. This change would not have a material impact on our liquidity.
Reasonably likely changes applied to key actuarial assumptions:

	Loss Development Factors
Accident	Loss		Loss Adjustment Expense		Expected Loss Ratios
Years (a)	Low	High	Low	High	Low	High(b)
1998 — 2004	(0.5)%	0.1%	(0.8)%	1.0%	(2.7)%	2.7%
2005 — 2007	(1.8)%	1.5%	(0.9)%	3.6%	(3.5)%	3.5%

(a)	Adjustments were not made to accident years aged beyond 10 years (i.e. 1997 and prior).

(b)	The High end of the reasonably likely range of changes in expected loss ratios was judgmentally raised to reflect that the historical period over which the expected loss ratios were analyzed is widely recognized in the insurance industry as covering the hard market (i.e. most favorable pricing and coverage terms from the insurers’ perspective) portion of the current insurance cycle.
•	Reinsurance Receivables:
Reinsurance receivables from reinsurers under reinsurance contracts are subject to estimation. Reinsurance receivables may prove uncollectible if reinsurers are unable or unwilling to perform under our reinsurance contracts due to, but not limited to, such factors as the reinsurers’ financial condition or coverage disputes. In order to limit the risk of a reinsurer’s default, we:
•	principally contract with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company;

•	obtain collateral for balances due from reinsurers that are not approved by the Pennsylvania and/or Florida Insurance Departments due to their foreign domiciliary status; and

•	seek to collect the obligations of our reinsurers on a timely basis through the regular monitoring of reinsurance receivables.
Reinsurance receivables are reported net of an allowance for estimated uncollectible reinsurance receivables. The allowance is based upon our regular review of amounts outstanding, length of collection period, changes in reinsurer credit standing and other relevant factors. As of December 31, 2007, reinsurance receivables amounted to $280.1 million. Based upon our continual monitoring, analysis and evaluation, we estimate that an allowance for estimated uncollectible reinsurance receivables is not necessary as of December 31, 2007.
•	Liability for Preferred Agent Profit Sharing:
Our 210 preferred agents are eligible to receive profit sharing based upon achieving minimum premium production thresholds and profitability results for their business placed for a contact year with us. The ultimate amount of profit sharing may not be known until the final contractual loss evaluation of the profit sharing is completed 6.5 years after the contract year business has been written. We estimate the liability for this profit sharing based upon the contractual provisions of the profit sharing agreements and our actual historical profit sharing payout. As of December 31, 2007, we have accrued a liability for profit sharing of $33.7 million, of which $32.7 million relates to business written for contract years commencing January 1, 2004 and subsequent. We have estimated the profit sharing liability to be 2.85% of the preferred agent business written for contract years commencing January 1, 2004 and subsequent. In our judgment, it is reasonably likely that the actual profit sharing payout as a percentage of the preferred agent business could increase by up to 75 basis points or decrease by up to 50 basis points from the currently estimated 2.85%. An increase of 75 basis points would decrease our net income and financial position by approximately $7.2 million. A decrease of 50 basis points would increase our net income and financial position by approximately $4.8 million. These changes would not have a material impact on our liquidity. The maximum potential ultimate profit sharing payout is 5.0% of preferred agent business written for contract years commencing January 1, 2003 and thereafter.
•	Share-based Compensation Expense:
Effective January 1, 2006, we adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, stock settled stock appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock Purchase Plan, Nonqualified Employee Stock Purchase Plan, and Directors Stock Purchase Plan, based on fair values.
Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2007 includes compensation expense for:
•	Share-based payment awards granted prior to, but not yet vested, as of December 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and

•	Compensation expense for the share-based payment awards granted subsequent to December 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.
Pre-tax share-based compensation expense related to stock options and SARS was $9.9 million and $7.3 million, for the years ended December 31, 2007 and 2006, respectively. Pre-tax share-based compensation expense related to restricted stock grants and employee and director stock purchase plans was $5.6 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively.
See Note 13 to the Consolidated Financial Statements for additional information.
Upon adoption of SFAS 123(R), we elected to value share-based payment awards granted in 2006 and subsequent using the Black-Scholes option-pricing model, (“Black-Scholes model”) which was also previously used for the pro forma information required under SFAS 123. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and SARS and our expected stock price volatility over the term of the awards. Options and the option component of the Employee and Directors Stock Purchase Plans shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
The expected term of stock options and SARS represents the weighted-average period the stock options and SARS are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. Upon the adoption of SFAS 123(R), the expected term of stock options and SARS was determined based on the demographic grouping of employees. Prior to January 1, 2006, the expected term of stock options was determined based on a single grouping of employees. Upon adoption of SFAS 123(R), historical volatility was utilized in deriving the expected volatility assumption as allowed under SFAS 123(R). Prior to January 1, 2006, the historical stock price volatility in accordance with SFAS 123 for purposes of the Company’s pro forma information was utilized. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected life of the Company’s stock options and SARS. The dividend yield assumption is based on the history and the expectation of no dividend payouts.
Since share-based compensation expense recognized in our Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, forfeitures were estimated based upon historical experience. If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the actual compensation expense under SFAS 123(R) may differ significantly from what was recorded in the current period.
As of December 31, 2007, there was $30.4 million of total unrecognized compensation costs related to stock options, SARS and restricted stock granted under our stock compensation plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements (as that term is defined in Item 303(a) (4) of Regulation S-K) that have or are reasonably likely to have a current or, future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors as of December 31, 2007.

RESULTS OF OPERATIONS
(2007 versus 2006)
Premiums: Premium information for the years ended December 31, 2007 and 2006 for each of our business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Gross Written Premiums	$1,388.2	$245.2	$58.8	$1,692.2
2006 Gross Written Premiums	$1,169.4	$227.6	$96.2	$1,493.2
Percentage Increase (Decrease)	18.7%	7.7%	(38.9)%	13.3%

2007 Gross Earned Premiums	$1,290.0	$234.1	$80.0	$1,604.1
2006 Gross Earned Premiums	$1,046.8	$217.5	$101.1	$1,365.4
Percentage Increase (Decrease)	23.2%	7.6%	(20.9)%	17.5%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by our marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for our condominium and homeowners associations, non-profit, specialty schools, and golf and country clubs products in the commercial package product grouping as well as the inland marine product in the specialty property product grouping. These product offerings accounted for approximately $123.3 million of the $218.8 million total Commercial Lines segment gross written premiums increase.
•	The introduction of several new niche product offerings, most notably the antique/collector vehicle commercial auto product, as well as the health and wellness business owner, professional sports and entertainment, religious organizations, camp operators and affordable housing products in the commercial package product grouping. These new product offerings accounted for approximately $84.6 million of the $218.8 million total Commercial Lines segment gross written premiums increase.
•	An increase in our marketing personnel, as well as an increase in the number of our preferred agents.
•	Our “Firemark producer” program, which promotes our product offerings and underwriting philosophy in selected producers’ offices.
•	As a result of the factors noted above:
•	The commercial lines segment in-force policy counts increased by 130.6% for the year ended December 31, 2007. The introduction of the antique/collector vehicle program accounted for 67.4% of the 130.6% total policy count increase for the period. The other factors discussed above accounted for the remaining 32.6% increase in the policy counts for the period.

•	The specialty lines segment in-force policy counts increased by 26.2% for the year ended December 31, 2007.
•	A $3.0 million increase in gross written premium by the personal lines segment for the National Flood Insurance Program (“NFIP”) for the year ended December 31, 2007, compared to 2006. Gross written premiums for the NFIP accounted for 59.2% and 33.1% of the total personal lines segment gross written premiums for the years ended December 31, 2007 and 2006, respectively.
This growth in gross written premiums was offset in part by:
•	Restriction of personal lines business production which consisted of non-renewing all homeowners and rental dwelling policies providing windstorm coverage which expired between June 15, 2007 and December 31, 2007. This restriction was imposed to reduce our exposure to catastrophe wind losses.

In addition, on January 4, 2008, we provided the Florida Office of Insurance Regulation (“FOIR”) with the required statutory notification of our intention to non-renew all of our Florida personal lines policies, other than policies issued pursuant to the NFIP, beginning with policies expiring on or about July 15, 2008. In February 2008, we received preliminary notification from the FOIR that they have no objection to our intention to non-renew the noted policies. We currently expect the non-renewal process to be completed by July 15, 2009. As of December 31, 2007, there were approximately 4,100 in-force policies with an aggregate in-force premium of approximately $3.2 million which expire between July 15, 2008 and December 31, 2008, which we will not renew during 2008.
•	A decrease in the lawyers professional liability gross written premium of $11.6 million to $0.2 million for the year ended December 31, 2007 as a result of non-renewing policies due to unacceptable underwriting results.
•	An increase in price competition during the twelve months ended December 31, 2007, particularly with respect to the following:
•	Large commercial property-driven accounts located in non-coastal areas of the country;

•	Commercial package business with annual premiums in excess of $100,000; and

•	Professional liability accounts at all premium levels.
•	Realized average rate decreases on renewal business approximating 3.6% and 1.8% during 2007 for the commercial lines and specialty lines segments, respectively.
We believe our mixed marketing platform is a strength in that it provides us the flexibility to quickly deploy our marketing efforts from soft market segments to market segments with emerging opportunities. However, we will “walk away” from writing business that does not meet our established underwriting standards and pricing guidelines.
The respective net written premiums, and net earned premiums for our commercial lines, specialty lines and personal lines segments for the years ended December 31, 2007 and 2006, were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2007 Net Written Premiums	$1,266.5	$200.5	$(7.4)	$1,459.6
2006 Net Written Premiums	$1,080.2	$181.4	$21.3	$1,282.9
Percentage Increase (Decrease)	17.2%	10.5%	(134.7)%	13.8%

2007 Net Earned Premiums	$1,174.8	$189.0	$15.4	$1,379.2
2006 Net Earned Premiums	$966.3	$174.0	$29.0	$1,169.3
Percentage Increase (Decrease)	21.6%	8.6%	(46.9)%	18.0%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	For our commercial lines segment, we experienced rate decreases on our annual January 1, 2007 renewal of our casualty excess of loss and property excess of loss reinsurance agreements compared to the rates on our January 1, 2006 renewals of these agreements.
•	For our commercial lines segment, our property catastrophe costs were higher for the year ended December 31, 2007 compared to December 31, 2006. For our June 1, 2007 commercial lines segment property catastrophe reinsurance renewal, we experienced lower reinsurance rates, purchased increased catastrophe limits due to higher exposures primarily in the Northeast part of the country, and maintained the same catastrophe loss retention compared to our June 1, 2006 renewal.
•	For our personal lines segment, our property catastrophe costs were lower for the year ended December 31, 2007 compared to December 31, 2006. For our June 1, 2007 personal lines segment property catastrophe reinsurance renewal, we experienced lower reinsurance rates, reduced our catastrophe loss retention, and purchased decreased catastrophe coverage limits due to lower exposures, compared to our June 1, 2006 renewal.
•	Certain of our reinsurance contracts have reinstatement or additional premium provisions under which we must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the years ended December 31, 2007 and 2006, we accrued $5.0 million ($2.1 million for the commercial lines segment and $2.9 million for the specialty lines segment) and $5.3 million ($2.2 million for the commercial lines segment and $3.1 million for the specialty lines segment) respectively, of reinstatement or additional reinsurance premium under our casualty excess of loss reinsurance treaties, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.
•	Effective for the two-year period beginning March 1, 2007, we purchased Terrorism Catastrophe Excess of Loss reinsurance coverage for our commercial lines segment which provides, on an annual basis, in the aggregate, $50.0 million of coverage for losses arising from acts of terrorism incurred in excess of $10.0 million, after all applicable inuring reinsurance coverages. The agreements providing this coverage allows one reinstatement on an annual basis at the same cost as the initial coverage. We did not purchase similar reinsurance coverage in the prior year.
     Net Investment Income: Net investment income increased 27.8% to $117.2 million in 2007 from $91.7 million in 2006. Total investments grew by 23.9% to $3,015.2 million as of December 31, 2007 from $2,433.6 million as of December 31, 2006. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from our operating activities. In addition, during 2007, there was a general decrease in interest rates, the impact of which was mitigated in part by our decision to increase the average duration of our portfolio.
     The average duration of our fixed maturity portfolio was 5.0 years and 4.6 years as of December 31, 2007 and 2006, respectively. Our decision to increase the average duration of our fixed maturity portfolio was based upon enterprise risk management analyses completed during 2006 and 2007 which indicated the capacity to further refine the risk/return profile of our investment portfolio. Based upon the analyses, the following actions were implemented:
•	The portfolio duration target was increased;

•	The percentage of the fixed maturity portfolio allocated to municipal security investments was increased; and

•	The percentage of the investment portfolio allocated to common stock investments was increased.
     The taxable equivalent book yield on our fixed income holdings approximated 5.5% as of December 31, 2007, compared to 5.4% as of December 31, 2006.
     The total pre-tax return, which includes the effects of both income and price returns on securities, of our fixed income portfolio was 5.65% and 4.57% for the years ended December 31, 2007 and 2006, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total pre-tax return of 7.02% and 4.63% for the same periods, respectively. We expect some variation in our portfolio’s total return compared to the Index because of the differing sector, security and duration composition of our portfolio as compared to the Index.
     Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $29.6 million and $(9.9) million for the years ended December 31, 2007 and 2006, respectively.
     For the year ended December 31, 2007, we realized net investment gains of $0.8 million and $36.7 million from the sale of fixed maturity and equity securities, respectively, and $0.6 million and $7.3 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of our impairment evaluations. The $36.7 million in net realized gains from the sale of equity securities included approximately $22.2 million of net realized gains as a result of the liquidation of one of our equity portfolios following our decision to change one of our common stock investment managers.
     For the year ended December 31, 2006, we realized net investment gains (losses) of $(1.5) million and $0.4 million from the sale of fixed maturity and equity securities, respectively, and $4.6 million and $4.2 million in realized investment losses for fixed maturity and equity securities, respectively, as a result of our impairment evaluations. The $4.6 million in realized investment losses for fixed maturities resulting from our impairment evaluations included approximately $4.2 million of realized investment losses on available for sale fixed maturity investments that were recognized as of September 30, 2006 and subsequently sold during the fourth quarter of 2006 as a result of tax planning and investment portfolio management strategies.
     Other Income: Other income approximated $3.6 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively. Other income consists primarily of commissions earned on brokered personal and commercial lines business, and fees earned on servicing personal lines business.

     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased by $150.8 million (32.2%) to $619.0 million for the year ended December 31, 2007 from $468.2 million for the year ended December 31, 2006. The loss and loss adjustment expense ratio increased to 44.9% in 2007 from 40.0% in 2006.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums; and
•	Net reserve actions taken during the year ended December 31, 2007 decreased net estimated unpaid loss and loss adjustment expenses for accident years 2006 and prior by $85.8 million, as compared to net reserve actions taken during the year ended December 31, 2006 which decreased estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior by $91.4 million. Decreases in the estimated net unpaid loss and loss adjustment expenses for prior accident years during the year ended December 31, 2007 were as follows:

Net Basis Decrease
(In millions)

Accident Year 2006	$22.8
Accident Year 2005	25.0
Accident Year 2004	19.1
Accident Years 2003 and prior	18.9

Total Decrease	$85.8

•	For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for:
•	Commercial property, professional liability, and commercial automobile coverages due to better than expected case incurred loss development, primarily as a result of both claim frequency and severity emergence being less than anticipated, and

•	Management liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.
•	For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Professional liability, management liability and commercial property coverages due to better than expected case incurred loss development primarily as a result of claim severity being less than anticipated.
•	General liability and commercial automobile coverages due to better than expected case incurred loss development, primarily as a result of both claim frequency and severity emergence being less than anticipated.
•	For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Professional liability, commercial general liability, rental leasing and management liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.
•	For accident year 2003 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Professional liability, management liability, and commercial general liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.
•	An increase in the current accident year net ultimate loss and loss adjustment expense ratio for the year ended December 31, 2007 compared to 2006. During the year ended December 31, 2007, a net ultimate loss and loss adjustment expense ratio of

51.1% was estimated for the 2007 accident year. During the year ended December 31, 2006, a net ultimate loss and loss adjustment expense ratio of 47.6% was estimated for the 2006 accident year. The increase in the 2007 accident year loss and loss adjustment expense ration is principally attributable to:
•	A $7.5 million net loss and loss adjustment expense estimate which we recognized for the October 2007 California wildfires during 2007. We incurred no such catastrophe losses during 2006.
•	An increase in the net ultimate loss and loss adjustment expense ratio for property business in the commercial lines segment due primarily to weather related losses, and a higher frequency of large fire losses during 2007 compared to 2006; and
•	Realized average rate decreases on renewal business approximating 3.6% and 1.8% for the commercial and specialty lines segments, respectively, for 2007 compared to 2006.
Establishing loss reserve estimates is a complex and imprecise process. Our estimation procedures employ several generally accepted actuarial methods to determine net unpaid loss and loss adjustment expenses. Some of these methods are based on actual loss development, while others are based on expected loss development, and still others use a blend of both. Over time, more reliance is placed on actuarial methods based on actual loss development, and accordingly, over time, less reliance is placed on actuarial methods based on expected loss development.
     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $74.8 million (22.1%) to $413.1 million for the year ended December 31, 2007 from $338.3 million for the year ended December 31, 2006. The expense ratio increased to 30.0% in 2007 from 28.9% in 2006. The increase in acquisition costs and other underwriting expenses was due primarily to the 18.0% growth in net earned premiums.
The increase in the expense ratio for the year ended December 31, 2007 was due primarily to:
•	A $3.0 million change in the net reduction to expenses related to assessments from Citizen’s Property Insurance Corporation (“Citizens”). During 2007, we recognized a net reduction to expense of $0.4 million related to the Citizens assessments, compared to a net reduction to expense of $3.4 million related to Citizens assessments during 2006. The expense reduction during 2007 is attributable to recoupments recognized from our policyholders.
•	A $1.6 million increase in amortization expense of intangible assets for the renewal rights of insurance policies which we purchased during 2007 and 2006.
These increases were offset in part by a decrease in state insurance guaranty fund assessments.
     Income Tax Expense: Our effective tax rate for the years ended December 31, 2007 and 2006 was 32.7% and 33.5%, respectively. The effective rates for 2007 and 2006, respectively, differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to our income before tax. The decrease in the effective tax rate during 2007 is due principally to increased investments in tax exempt securities.
RESULTS OF OPERATIONS
(2006 versus 2005)
Premiums: Premium information for our business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Personal Lines	Total
2006 Gross Written Premiums	$1,169.4	$227.6	$96.2	$1,493.2
2005 Gross Written Premiums	$960.3	$205.3	$99.3	$1,264.9
Percentage Increase (Decrease)	21.8%	10.9%	(3.1)%	18.0%

2006 Gross Earned Premiums	$1,046.8	$217.5	$101.1	$1,365.4
2005 Gross Earned Premiums	$873.8	$194.3	$97.2	$1,165.3
Percentage Increase (Decrease)	19.8%	11.9%	4.0%	17.2%

The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by our marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for our non-profit, condominium association and sports leagues commercial package product lines. These product offerings accounted for approximately $105.3 million of the $209.1 million total Commercial Lines segment gross written premiums increase.
•	The introduction of several new niche product offerings, most notably religious organizations, professional sports and entertainment commercial package products and the antique/collector vehicle product. These new product offerings accounted for approximately $37.5 million of the $209.1 million total Commercial Lines segment gross written premiums increase.
•	Continued expansion of marketing efforts relating to Commercial Lines and Specialty Lines products through our field organization and preferred agents.
•	An increase to in-force policy counts as of December 31, 2006 versus December 31, 2005 of 57.3% for the Commercial Lines segment. The introduction of the antique/collector vehicle program accounted for 22.3% of the 57.3% total policy count increase. The other factors discussed above accounted for the remaining 35.0% increase in the policy counts.
•	An increase to in-force policy counts as of December 31, 2006 versus December 31, 2005 of 15.7% for the Specialty Lines segment, primarily as a result of the factors discussed above.
•	Realized average rate increases on renewal business approximating 0.9%, and 26.3% for the Commercial and Personal Lines segments, respectively.
This growth in gross written premiums was offset in part by:
•	A decrease in mobile homeowners gross written premium of $13.7 million from Liberty’s continuing shift in product mix as a result of reducing mobile homeowners product policies and increasing homeowners product policies. This $13.7 million decrease was offset in part by a $4.9 million increase in homeowners gross written premium.
•	A decrease in Liberty’s renewal retention percentage to 65.1% in the fourth quarter of 2006, as compared to its year-to-date renewal retention for the nine months ending September 30, 2006 of 90.9%. This decrease in renewal retention is primarily attributed to Liberty’s implementation of rate increases effective September 1, 2006, relating to higher reinsurance costs. These rate increases are subject to reduction pending Florida Office of Insurance Regulation final approval.
•	Restricting new personal lines business production of Liberty due to the significant increase in catastrophe reinsurance rates and restricted availability of reinsurance catastrophe coverage experienced at the June 1, 2006 catastrophe reinsurance renewal.
•	A decrease in the lawyers professional liability gross written premium of $7.1 million as a result of non-renewing policies due to unacceptable underwriting results. Total 2006 gross written premium for the lawyers professional liability product was $11.8 million. We will continue to non-renew our remaining lawyers professional liability business in 2007.
•	A decrease in in-force policy counts for the personal lines segment of 27.2%, resulting from a decrease to the in-force counts for the mobile homeowners product and the homeowners product of 76.6% and 19.0%, respectively, due to the factors noted above.
•	Realized average rate decreases on renewal business approximating 0.5% for the specialty lines segment.
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
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for the commercial lines, specialty lines and personal lines segments during the year results primarily from the following:
•	Our decision to terminate our net liability cession under our quota share reinsurance agreement whereby we had ceded 10% of our commercial and specialty lines net written and earned premiums and loss and loss adjustment expenses for policies commencing during 2004. Pursuant to the agreement, during the year ended December 31, 2005, we ceded $43.7 million ($36.5 million for the commercial lines segment, $7.1 million for the specialty lines segment, and $0.1 million for the personal lines segment) of net earned premiums, which represented the unearned premium reserves as of December 31, 2004 on policies commencing during 2004. No earned premiums were ceded pursuant to this agreement during 2006 due to our decision to terminate the agreement on a run-off basis effective December 31, 2004.
•	Certain of our reinsurance contracts have reinstatement or additional premium provisions under which we must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the years ended December 31, 2006 and 2005, we accrued $5.3 million ($2.2 million for the commercial lines segment and $3.1 million for the specialty lines segment) and $3.7 million ($1.6 million for the commercial lines segment and $2.1 million for the specialty lines segment) respectively, of reinstatement or additional reinsurance premium under our casualty excess of loss reinsurance treaties, as a result of changes in ultimate loss estimates. The reinstatement premium increased ceded written and earned premiums and reduced net written and earned premiums.
•	During the year ended December 31, 2005, we experienced catastrophe losses attributable to Hurricanes Dennis, Katrina, Rita and Wilma. These multiple hurricane events resulted in the recognition of reinstatement and accelerated catastrophe reinsurance premium expense of $3.9 million ($0.6 million for the Commercial Lines Segment and $3.3 million for the Personal Lines Segment) during the year ended December 31, 2005 due to the utilization of certain of our catastrophe reinsurance coverages. This recognition of reinstatement and accelerated reinsurance premium expense increased reinsurance ceded written and earned premiums and reduced net written and earned premiums. We experienced no such catastrophe losses during 2006.
•	We also experienced our higher property catastrophe reinsurance costs, increased catastrophe loss retentions, and decreased catastrophe coverage limits for our June 1, 2006 reinsurance renewal compared to the June 1, 2005 renewal as a result of the hardening property catastrophe reinsurance market.
     Net Investment Income: Net investment income approximated $91.7 million in 2006 and $63.7 million in 2005. Total investments grew to $2,433.6 million at December 31, 2006 from $1,935.0 million at of December 31, 2005. The growth in investment income is primarily due to increased investments which arose from investing net cash flows provided from operating activities, during a period in which the general level of interest rates increased and in which we increased the average duration of our fixed income portfolio. Our average duration of our fixed maturity portfolio was 4.6 years and 4.0 years at December 31, 2006 and December 31, 2005, respectively. The decision to increase the average duration of our fixed maturity portfolio was based upon enterprise risk management analyses completed during 2006. The analyses indicated the capacity to further refine the risk/return profile of the investment portfolio. Based upon the analyses, the following actions were implemented:
•	The portfolio duration target was increased;
•	The percentage of the fixed maturity portfolio allocated to municipal security investments was increased; and
•	The percentage of the investment portfolio allocated to common stock investments was increased.

     Our taxable equivalent book yield on our fixed income holdings approximated 5.4% at December 31, 2006, compared to 4.8% at December 31, 2005. Net investment income was reduced by $1.5 million for the year ended December 31, 2005 due to the interest credit on the Funds Held Account balance pursuant to our quota share reinsurance agreement.
     The total pre-tax return, which includes the effects of both income and price returns on securities, of our fixed income portfolio was 4.57% and 2.34% for the years ended December 31, 2006 and 2005, respectively, compared to the Lehman Brothers Intermediate Aggregate Bond Index (“the Index”) total pre-tax return of 4.63% and 2.01% for the same periods, respectively. We expect some variation in our portfolio’s total return compared to the Index because of the differing sector, security and duration composition of its portfolio as compared to the Index.
     Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $(9.9) million and $9.6 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, we realized net investment gains (losses) of $(1.5) million and $0.4 million from the sale of fixed maturity and equity securities, respectively, and $4.6 million and $4.2 million in realized investment losses for fixed maturity and equity securities, respectively, as a result of our impairment evaluation. The $4.6 million in realized investment losses for fixed maturities resulting from our impairment evaluation included approximately $4.2 million of realized investment losses on available for sale fixed maturity investments that were recognized as of September 30, 2006 and subsequently sold during the fourth quarter of 2006 as a result of tax planning and investment portfolio management strategies.
     For the year ended December 31, 2005, we realized net investment gains of $3.5 million and $11.5 million from the sale of fixed maturity and equity securities, respectively, and $0 million and $2.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of our impairment evaluation. The $11.5 million net realized gains from the sale of equity securities included approximately $11.0 million of net realized gains as a result of the liquidation of certain of our equity portfolios following our decision to change four of our common stock investment managers. Net realized investment gain for the year ended December 31, 2005 was reduced by $3.2 million due to the recognized loss of the change in fair value of a cash flow hedge we entered into for which the anticipated transaction did not occur.
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
Establishing loss reserve estimates is a necessarily complex and imprecise process. Our methodology is to employ several generally accepted actuarial methods to determine net unpaid loss and loss adjustment expenses. Over time, more reliance is placed on actuarial methods based on actual loss development, and accordingly, over time, less reliance is placed on actuarial methods based on expected loss development. The principal factor contributing to the decreases in the estimated net unpaid loss and loss adjustment expenses for prior accident years is the reconsideration of an assumption underlying previous estimates that loss ratio deterioration would result from the high growth rates we experienced in the most recent accident years. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the ultimate loss ratio will prove to be better than originally estimated. Over time, greater credibility has been given to this favorable trend by applying greater weight to actuarial methods based on actual loss development. The result is a reduction to these years’ net unpaid loss and loss adjustment expenses, which, in turn, leads to lower ultimate loss ratio expectations for the more recent accident years. As significant weight is given to actuarial methods based on expected losses for the more recent accident years, the result of lower expectations is a reduction to these years’ net unpaid loss and loss adjustment expenses.
•	A reduction in the current accident year net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, for the year ended December 31, 2006 compared to 2005. During the year ended December 31, 2006, a net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, of 47.6% was estimated for the 2006 accident year. During the year ended December 31, 2005, a net ultimate loss and loss adjustment expense ratio, excluding catastrophe losses, of 51.7% was estimated for the 2005 accident year.
•	A $24.7 million reduction in hurricane catastrophe losses incurred. During the year ended December 31, 2005, we incurred $24.7 million of net loss and loss adjustment expenses related to Hurricanes Dennis, Katrina, Rita and Wilma. We incurred no such catastrophe losses during the year ended December 31, 2006.
These decreases to net loss and loss adjustment expenses incurred were partially offset by increases to net loss and loss adjustment expenses resulting from:
•	The growth in net earned premiums.
•	An $18.3 million reduction in ceded loss and loss adjustment expenses pursuant to a 10% quota share agreement (See Premiums). Ceded loss and loss adjustment expenses pursuant to this quota share agreement for the year ended December 31, 2005 were $18.3 million; however, due to our decision to terminate this agreement on a run-off basis effective December 31, 2004, there were no losses ceded to this agreement during 2006.
     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $74.5 million (28.2%) to $338.3 million for the year ended December 31, 2006 from $263.8 million for the year ended December 31, 2005, and the expense ratio increased to 28.9% in 2006 from 27.0% in 2005. The increase in acquisition costs and other underwriting expenses was due primarily to the following:
•	The growth in net earned premiums.
•	$7.2 million of share-based compensation expense allocated to underwriting and acquisition expenses which was recognized under SFAS 123(R), which we adopted on January 1, 2006.

•	A $21.3 million decrease in ceding commission earned pursuant to our quota share agreements (See “Premiums”). During the year ended December 31, 2006, we earned no ceding commissions related to quota share agreements, as compared to $21.3 million of ceding commissions earned during 2005. There were no ceded earned premiums pursuant to these quota share agreements for the year ended December 31, 2006 as compared to $43.7 million for 2005 due to our decision to terminate its 10% quota share agreement on a run-off basis effective December 31, 2004.
These increases were partially offset by a $9.3 million change in net charges related to assessments from Citizen’s Property Insurance Corporation (“Citizens”). During 2006, we recognized a net reduction to expense of $3.4 million related to Citizens assessments, compared to a net increase to expense of $5.9 million related to Citizens assessments during 2005. The $3.4 million reduction to expense during 2006 is comprised of:

(In Millions)	For the Year Ended
December 31, 2006
Reduction to expense related to assessment on 2004 Premiums	$1.6
Reduction to expense related to assessment on 2005 Premiums	1.8

Total	$3.4

Citizens was established by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens assessments may be recouped through future insurance policy surcharges to Florida insureds. These surcharges are recorded in our consolidated financial statements as the related premiums are written.
The $1.6 million reduction in expense related to the 2004 assessment is attributable to net policyholder surcharges related to premiums written during 2006. The $1.8 million reduction in expense related to the 2005 assessment is attributable to a reduction in the actual 2005 assessment paid to Citizens, compared to the amount that was estimated by Citizens and accrued by us as of December 31, 2005.
During the fourth quarter of 2005, Citizens announced that it was projecting the maximum ten percent regular assessment allowed under Florida law plus an additional emergency assessment of approximately one percent to be assessed during 2006 due to the hurricanes that struck Florida in 2005. During 2006, the Florida legislature approved a $715 million budget appropriation to be used to reduce the Citizens deficit and resulting assessments to insurers. This budget appropriation resulted in the $1.8 million reduction to our net assessment expense.
     Other Operating Expenses: Other operating expenses decreased by $4.5 million to $12.6 million for the year ended December 31, 2006 from $17.1 million for the same period of 2005. Of this decrease, $2.0 million is due to a bonus accrual for the year ended December 31, 2005 related to the terms of an employment agreement with our founder and Chairman. There was no such bonus accrual for 2006.
     Income Tax Expense: Our effective tax rate for the years ended December 31, 2006 and 2005 was 33.5% and 34.9%, respectively. The effective rate for 2006 differed from the 35% statutory rate principally due to investments in tax-exempt securities. The effective tax rate for 2005 differed from the 35% statutory rate principally due to investments in tax-exempt securities, offset by the non-deductible goodwill impairment loss.
Investments
Our investment objectives are the realization of relatively high levels of after-tax net investment income with competitive after-tax total rates of return subject to established specific guidelines and objectives. We utilize external independent professional investment managers for our fixed maturity and equity investments. These investments consist of diversified issuers and issues, and as of December 31, 2007 approximately 87.8% and 10.7% of our total invested assets (total investments plus cash equivalents) on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 86.0% and 10.4%, respectively, as of December 31, 2006.
Of our total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $199.3 million, $604.3 million and $329.5 million, respectively, as of December 31, 2007, and $202.1 million, $425.5 million and $293.1 million, respectively, as of December 31, 2006.

We regularly perform impairment reviews with respect to our investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If we do not intend to hold a security to maturity or determine a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down reflected in our earnings as a realized loss in the period the impairment arose. These evaluations resulted in non-cash realized investment losses of $7.9 million and $8.8 million, respectively, for the years ended December 31, 2007 and 2006. Our impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. There were no non-cash realized investment losses recorded for the years ended December 31, 2007 or 2006 as a result of our impairment evaluations for investments in securitized assets.
Our fixed maturity portfolio amounted to $2,659.2 million and $2,129.6 million, as of December 31, 2007 and 2006, respectively, of which 99.9% of the portfolio was comprised of investment grade securities as of December 31, 2007 and 2006. We had fixed maturity investments with gross unrealized losses amounting to $7.0 million and $18.1 million as of December 31, 2007 and 2006, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $3.0 million and $9.3 million as of December 31, 2007 and 2006, respectively.
Securities with an Unrealized Loss as of December 31, 2007:
The following table identifies the period of time securities with an unrealized loss as of December 31, 2007 have continuously been in an unrealized loss position. None of the amounts shown in the table include unrealized losses due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.8% and 19.9%, respectively, of the total estimated fair value, or 9.0% and 20.5%, respectively, of the total gross unrealized loss included in the table below:
•	The industry concentration as a percentage of total estimated fair value represents investments in a geographically diversified pool of investment grade Municipal securities issued by states, political subdivisions, and public authorities under general obligation and/or special district/purpose issuing authority. The unrealized losses on these securities are generally attributable to spread widening. The primary factor underlying the spread widening is the increasing market risk aversion to issues surrounding the monoline financial guarantors, given the monolines’ significant participation in the Municipal sector through their financial guarantee insurance.
•	The industry concentration as a percentage of the total gross unrealized loss primarily represents investments in equity securities issued by companies in the Diversified Financial Services industry. The unrealized losses on these securities are generally attributable to the recent correction in the Financial Services industry primarily caused by the deterioration of credit conditions in the marketplace during the third and fourth quarters of 2007. As of December 31, 2007, these equity securities were evaluated for other than temporary impairment in accordance with the Company’s impairment policy and the Company concluded that these securities were not other than temporarily impaired.
The contractual repayment of the Municipal securities is backed either by the general taxing authority of the state or political subdivision or by general or specific revenues of the public authorities. Additionally, a portion of the securities are backed by financial guarantee insurance issued by the monoline financial guarantors. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investments. Given the investment grade credit quality of the issuers represented in the Municipal portfolio, without considering any monoline financial guarantee, we believe we will be able to collect all amounts due according to the contractual terms of the investments. At the present time, we have the ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore, we do not consider these investments to be other than temporarily impaired as of December 31, 2007.

	Gross Unrealized Losses as of December 31, 2007
	(in millions)
	Fixed Maturities
	Available for Sale
	Excluding Interests
Continuous time in	in Securitized	Interests in	Fixed Maturities
Unrealized loss position	Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 — 3 months	$0.2	$0.7	$0.9	$8.1	$9.0
>3 — 6 months	—	0.1	0.1	6.5	6.6
>6 — 9 months	0.8	—	0.8	7.6	8.4
>9 — 12 months	1.3	—	1.3	—	1.3
>12 — 18 months	0.2	—	0.2	—	0.2
>18 — 24 months	0.1	—	0.1	—	0.1
> 24 months	1.4	2.2	3.6	—	3.6

Total Gross Unrealized Losses	$4.0	$3.0	$7.0	$22.2	$29.2

Estimated fair value of securities with a gross unrealized loss	$570.4	$357.6	$928.0	$118.1	$1,046.1

Our impairment evaluation as of December 31, 2007 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on our Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to interest rate fluctuations since the date of purchase. Of the 30 investment positions held, approximately 26.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on our investments in long term tax exempt securities which have ratings of A1/A+ to AAA/Aaa are generally caused by spread widening. Of the 873 investment positions held, approximately 32.8% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Corporate Debt Securities:
The unrealized losses on our long term investments in Corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are generally caused by spread widening. Of the 73 investment positions held, approximately 79.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Our impairment evaluation as of December 31, 2007 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on our investments in Asset Backed Securities which have ratings from A2/A to Aaa/AAA are generally caused by spread widening. Of the 116 investment positions held, approximately 40.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on our investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by spread widening. Of the 150 investment positions held, approximately 38.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:

The unrealized losses on our investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA+ to Aaa/AAA are generally caused by spread widening. Of the 172 investment positions held, approximately 41.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Our impairment evaluation as of December 31, 2007 for equity securities resulted in the conclusion that we do not consider the equity securities to be other than temporarily impaired. Of the 2,674 investment positions held, approximately 38.4% were in an unrealized loss position.
Structured Securities Portfolio:
The fair value of our structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $1,143.3 million as of December 31, 2007. AAA rated securities represented approximately 99.8% of our December 31, 2007 structured securities portfolio. Approximately $947.7 million of our structured securities investment portfolio is backed by residential collateral, consisting of:
•	$610.0 million of U.S. government agency backed Mortgage Pass-Through Securities;
•	$233.8 million of U.S. government agency backed Collateralized Mortgage Obligations;
•	$76.3 million of non-U.S. government agency Collateralized Mortgage Obligations backed by pools of prime loans (generally consists of loans made to the highest credit quality borrowers with Fair Isaac Corporation (“FICO”) scores generally greater than 720);
•	$21.6 million of structured securities backed by pools of ALT A loans (loans with low documentation and borrowers with FICO scores in the approximated range of 650 to the low 700’s); and
•	$6.0 million of structured securities backed by pools of sub-prime loans (loans with low documentation, higher combined loan-to-value ratios and borrowers with FICO scores capped at approximately 650).
Our $27.6 million ALT-A and sub-prime overall AAA rated loan portfolio is comprised of 22 securities with net unrealized losses of $0.0 million as of December 31, 2007. These securities have the following characteristics:
•	first to pay or among the first cash flow tranches of their respective transactions;

•	have a weighted average life of 2.4 years;

•	are spread across multiple vintages (origination year of underlying collateral pool), and

•	have not experienced any ratings downgrades or surveillance issues as of December 31, 2007.
Our ALT-A and sub-prime loan portfolio has paid down to $27.6 million as of December 31, 2007 from $35.7 million as of September 30, 2007 and from $42.0 million as of June 30, 2007.
As of December 31, 2007, we hold no investments in Collateralized Debt Obligations or Net Interest Margin securities.
Given a combination of recent events in the housing and mortgage finance sectors and the issues surrounding the monoline financial guarantors, we believe that fixed income and equity markets, in general, may experience more volatility than during recent historical reporting periods. As of December 31, 2007, we had no impairments or surveillance issues related to these market conditions. However, we expect that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, may impact the prices of securities held in our overall Aaa/AAA rated investment portfolio.
Municipal Bond Portfolio:
Our $1,389.1 million municipal bond overall AAA rated portfolio consists of $865.7 million of insured securities, or 62.3% of our total municipal bond portfolio. The weighted average underlying rating of the insured portion of our municipal bond portfolio is AA- and the weighted average rating of the uninsured portion of our municipal bond portfolio is AA+. The following table represents our insured bond portfolio by monoline insurer as of December 31, 2007:

			Weighted Average
	Market Value of Insured		Underlying Rating of
	Municipal Bonds	Percentage of Municipal	Insured Municipal
Monoline Insurer	(in Thousands)	Bond Portfolio	Bonds
Financial Security Assurance, Inc.	$285,933	20.6%	AA-
MBIA, Inc.	263,039	18.9	AA-
FGIC Corporation.	162,569	11.7	AA-
AMBAC Financial Group, Inc.	149,542	10.8	AA-
XL Capital, LTD.	4,658	0.3	AA-

Total	$865,741	62.3%	AA-

Each municipal bond is evaluated prior to purchase to ensure that the issuer and underlying revenue pledge/collateral supporting the municipal bond is sufficient, ignoring the presence of the “financial guarantee” insurance. We consider the “financial guarantee” insurance to be “extra” protection. As of December 31, 2007, we had no impairments or surveillance issues related to these insured municipal bonds.
Securities with an Unrealized Loss as of December 31, 2006:
The following table identifies the period of time securities with an unrealized loss as of December 31, 2006 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.5% and 23.6%, respectively, of the total estimated fair value, or 2.8% and 28.7%, respectively, of the total gross unrealized loss included in the table below. The industry concentration represents investments in “AAA” rated mortgage backed securities issued by agencies of the U.S. Government which are collateralized by pools of residential mortgage loans. As previously discussed, there are certain risks and uncertainties inherent in our impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on the underlying collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should we subsequently determine a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included in our earnings as a realized loss for the period such determination was made.

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

Our impairment evaluation as of December 31, 2006 for fixed maturities available for sale, excluding interests in securitized assets, resulted in the following conclusions:

US Treasury Securities and Obligations of U.S. Government Agencies:

The unrealized losses on our Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to interest rate increases. Of the 32 investment positions held, approximately 71.9% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:

The unrealized losses on our investments in long term tax exempt securities which have ratings of A1/A+ to AAA/Aaa are generally caused by interest rate increases. Of the 736 investment positions held, approximately 49.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:

The unrealized losses on our long term investments in corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are generally caused by interest rate increases. Of the 114 investment positions held, approximately 87.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Our impairment evaluation as of December 31, 2006 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:

The unrealized losses on our investments in Asset Backed Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 132 investment positions held, approximately 49.2% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:

The unrealized losses on our investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are generally caused by interest rate increases. Of the 130 investment positions held, approximately 58.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:

The unrealized losses on our investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA to Aaa/AAA are generally caused by interest rate increases. Of the 155 investment positions held, approximately 66.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Our impairment evaluation as of December 31, 2006 for equity securities resulted in the conclusion that we do not consider the equity securities to be other than temporarily impaired. Of the 3,555 investment positions held, approximately 14.8% were in an unrealized loss position.
There are certain risks and uncertainties inherent in our impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. Should we subsequently determine that we do not intend to hold the security until maturity or should we determine that a decline in the fair value below the cost basis to be other than temporary, the security would be written down to its fair value and the difference would be included as a realized loss for the period in which such determination was made, thereby reducing earnings for such period by the amount of such realized loss.

Gross Realized Losses:
For the year ended December 31, 2007, our gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $5.0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $33.7 million and $39.6 million, respectively. A total of $1.2 million of the $5.0 million gross loss on the sale of equity securities for the year ended December 31, 2007 was a result of the liquidation of one of our equity portfolios following our decision to change one of our common stock investment managers. The $1.2 million realized gross loss on the sale of equity securities was in addition to the $1.6 million impairment loss recognized during the three months ended March 31, 2007 upon our initial decision to change one of our common stock investment managers and no longer hold the securities to recovery.
For the year ended December 31, 2006, our gross loss on the sale of fixed maturity and equity securities amounted to $1.7 million and $7.0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $185.2 million and $40.5 million, respectively.
Market Risk of Financial Instruments:
Our financial instruments are subject to the market risk of potential losses from adverse changes in market rates and prices. The primary market risks to us are equity price risks associated with investments in equity securities and interest rate and spread risks associated with investments in fixed maturities. We have established, among other criteria, duration, asset quality and asset allocation guidelines for managing our investment portfolio market risk exposure. Our investments are classified as Available for Sale and consist of diversified issuers and issues.
The table below provides information about our financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of December 31, 2007 and 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is our reporting currency.

			Estimated
(Dollars in Thousands)		Hypothetical	Fair Value after	Hypothetical Percentage
		Change in	Hypothetical	Increase (Decrease) in
		Interest	Changes in
	Estimated	Rates (bp=basis	Interest		Shareholders’
	Fair Value	points)	Rates	Fair Value	Equity
December 31, 2007
Investments
Total Fixed Maturities Available For Sale	$2,659,197	200 bp decrease	$2,909,489	9.4%	10.5%
		100 bp decrease	$2,788,220	4.8%	5.4%
		50 bp decrease	$2,724,762	2.5%	2.7%
		50 bp increase	$2,592,046	(2.5)%	(2.8)%
		100 bp increase	$2,523,607	(5.1)%	(5.7)%
		200 bp increase	$2,386,092	(10.3)%	(11.5)%

December 31, 2006
Investments
Total Fixed Maturities Available For Sale	$2,129,609	200 bp decrease	$2,313,272	8.6%	10.2%
		100 bp decrease	$2,226,770	4.6%	5.4%
		50 bp decrease	$2,178,954	2.3%	2.8%
		50 bp increase	$2,079,335	(2.4)%	(2.8)%
		100 bp increase	$2,029,023	(4.7)%	(5.6)%
		200 bp increase	$1,930,808	(9.3)%	(11.1)%
LIQUIDITY AND CAPITAL RESOURCES
Philadelphia Consolidated Holding Corp. (PCHC), a holding company whose principal assets currently consist of 100% of the capital stock of our subsidiaries. PCHC’s primary sources of funds are payments received pursuant to tax allocation agreements with our Insurance Subsidiaries; dividends from its subsidiaries, and proceeds from the issuance of shares pursuant to our Stock Purchase and

Performance Based Compensation Plans. For the year ended December 31, 2007, payments to PCHC pursuant to such tax allocation agreements totaled $188.1 million. The payment of dividends to PCHC from our Insurance Subsidiaries is subject to certain limitations imposed by the insurance laws of the Commonwealth of Pennsylvania and State of Florida. Accumulated statutory profits of our Insurance Subsidiaries from which dividends may be paid totaled $1,025.1 million as of December 31, 2007. Of this amount, our Insurance Subsidiaries are permitted to pay a total of approximately $299.2 million of dividends in 2008 without obtaining prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania or State of Florida (see Business Regulation). During 2007, PCHC received $3.5 million in dividend payments from our Insurance Subsidiaries. No capital contributions were made by PCHC to our Insurance Subsidiaries. During 2007, there were no stock repurchases under the stock repurchase authorization. As of December 31, 2007, the remaining stock repurchase authorization is $45.0 million.
We produced net cash from operations of $534.1 million, $506.8 million and $430.7 million in 2007, 2006 and 2005, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses, and to purchase investments. Cash from operations in 2007 was primarily generated from strong premium growth during the year due to new business written and strong renewal business retention. Net loss and loss expense payments were $452.5 million, $313.8 million and $234.7 million in 2007, 2006 and 2005, respectively. Net cash from operations also included cash provided from tax savings from the issuance of shares pursuant to our stock based compensation plans amounting to $0.8 million, $1.5 million and $7.0 million for 2007, 2006 and 2005, respectively. We believe that we have adequate liquidity to pay all claims and meet all other cash needs.
We produced $26.5 million of net cash from financing activities during 2007. Cash provided from financing activities consisted of a
$5.9 million excess tax benefit from the issuance of shares pursuant to our stock based compensation plans; $8.0 million from our stock purchase plans; $6.6 million from the exercise of stock options issued under our performance based compensation plan and $6.0 million from the collection of notes receivable associated with our employee stock purchase plans.
During 2007, $257.6 million of the fixed maturity portfolio principal was received through either maturity, call option, paydown or sinking fund transactions. Our fixed maturity portfolio cash flow profile has been structured such that approximately 10% of the portfolio principal as of December 31, 2007 will be received from maturity, call option, paydown or sinking fund transactions for each of the next five years through 2012, and in varying percentages thereafter. We estimate that approximately $297.0 million will be received from these transactions during 2008.
Effective June 29, 2007, we amended our unsecured $50.0 million Credit Agreement (“the Credit Agreement”) to extend the maturity date to June 27, 2008. The Credit Agreement provides capacity for working capital and other general corporate purposes. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of December 31, 2007, no borrowings were outstanding under the Credit Agreement.
Two of our Insurance Subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The borrowing capacity provides an immediately available line of credit. As of December 31, 2007, our Insurance Subsidiaries had no borrowings outstanding, and their unused borrowing capacity was $708.4 million.
In the normal course of business, we have entered into various reinsurance contracts with unrelated reinsurers. We participate in such agreements for the purpose of limiting loss exposure and managing capacity constraints. Reinsurance contracts do not relieve us from our obligations to our policyholders. To reduce the potential for a write-off of amounts due from reinsurers, we evaluate the financial condition of our reinsurers and principally contract with large reinsurers that are rated at least “A” (Excellent) by A.M. Best Company. Additionally, we proactively seek to collect the obligations of our reinsurers on a timely basis, and will obtain collateral for balances due from reinsurers that are not approved by the Pennsylvania and/or Florida Insurance Departments due to their foreign domiciliary status. This collection effort is supported through the regular monitoring of reinsurance receivables. As of December 31, 2007, approximately 93.5% of our reinsurance receivables (excluding amounts ceded to voluntary and mandatory pool mechanisms) are either with reinsurers rated “A” (Excellent) or better by A.M. Best Company or are fully collateralized.
Under certain reinsurance agreements, we are required to maintain investments in trust accounts to secure our reinsurance obligations (primarily the payment of losses and loss adjustment expenses on business we do not write directly). As of December 31, 2007, the investment and cash balances in such trust accounts totaled approximately $1.3 million. In addition, various insurance departments of states in which we operate require the deposit of funds to protect policyholders within those states. As of December 31, 2007, the balance on deposit for the benefit of such policyholders totaled approximately $15.7 million.

Our Insurance Subsidiaries, which operate under intercompany reinsurance pooling agreements, must have certain levels of surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners (“NAIC”) suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by our Insurance Subsidiaries to their combined policyholders’ surplus was 1.1-to-1.0 and 1.3-to-1.0 for 2007 and 2006, respectively.
The NAIC’s risk-based capital method is designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department, and may ultimately be subjected to be placed in rehabilitation or liquidation. As of December 31, 2007, our Insurance Subsidiaries exceeded their minimum risk-based capital requirements as follows (dollars in millions):

	Minimum Risk-	Actual
Insurance	Based Capital	Statutory
Subsidiary	Requirement	Surplus
PIIC	266.5	1,169.0
PIC	13.8	79.0
LASIC	1.5	24.4
LAIC	0.9	26.3
CONTRACTUAL OBLIGATIONS
We have certain contractual obligations and commitments as of December 31, 2007 which are summarized below:

	Payments Due by Period
	(in thousands)
Contractual Obligations		Less than			More Than
	Total	1 year	1-3 years	4-5 years	5 years
Gross Loss and Loss Adjustment Expense Reserves (1)	$1,431,933	$341,932	$597,359	$346,384	$146,258
Reinsurance Premiums Payable Under Terms of Reinsurance Contracts (2)	109,286	109,286	—	—	—
Deferred Commission Liability	68,786	68,786	—	—	—
Preferred Agent Profit Sharing	33,703	6,979	20,135	5,911	678
Operating Leases	29,199	6,217	15,179	7,280	523
Other Long-Term Contractual Commitments (3)	17,297	12,165	4,751	282	99

Total (4) (5)	$1,690,204	$545,365	$637,424	$359,857	$147,558

(1)	Although there is typically no minimum contractual commitment with insurance contracts, the cash flows displayed in the table above represent our best estimate as to amount and timing of such.

(2)	Represents payments based on estimated subject earned premiums under certain reinsurance contracts.

(3)	Represents open commitments under certain limited partnership agreements, information technology development agreements, corporate sponsorship, renewal rights acquisitions and Profit Sharing and Savings Incentive Plan arrangements.

(4)	As of December 31, 2007, we have recorded a $2.0 million liability for a bonus amount due to our founder and Chairman under the terms of his employment agreement. This payment is due to be paid six months after the date of the termination of his employment. Since his date of termination is uncertain, this liability has been excluded from the above table.

(5)	As of December 31, 2007, we have recorded a $0.2 million liability for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Due to the uncertain nature of the timing of future cash flows relating to the liability and the inability to make a reasonably reliable estimate of the period of settlement of the liability with the related taxing authority, the liability has been excluded from the above table.
INFLATION
Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts, is known. We attempt to anticipate the potential impact of inflation in establishing our premiums and reserves. Substantial future increases in inflation could result in future increases in interest rates, which, in turn, are likely to result in a decline in the market value of our investment portfolio and results in unrealized losses and/or reductions in shareholders’ equity.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
•	In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Subsequently, SFAS No. 155 was modified. Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative, subject to certain scope exceptions, must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not have a material effect on our financial condition or results of operations.
•	In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on our financial condition or results of operations. See Note 10 of the Consolidated Financial Statements for additional information regarding the adoption of FIN 48.
NEW ACCOUNTING PRONOUNCEMENTS
•	In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies that the term “fair value” is intended to represent a market-based measure, not an entity-specific measure, and gives the highest priority to quoted prices in active markets (Level 1 inputs) in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 157; however, we anticipate that SFAS No. 157 will primarily impact the fair value measurement and disclosures of our investments in equity securities and fixed maturities available for sale. Our initial assessment is as follows:
•	The fair value of our investments in government securities and equity securities is primarily measured using a market based valuation methodology primarily using quoted market prices in active markets (Level 1 inputs per SFAS 157).

•	The fair value of our investments in the remainder of our fixed maturities available for sale is primarily measured using a market based valuation methodology using primarily vendor pricing (Level 2 inputs per SFAS No. 157).
We do not currently anticipate that the adoption of SFAS No. 157 will have a material effect on our financial position or the results of our operations.
•	In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which permits all entities the option to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing as of November 15, 2007 (or early adoption date). We are currently in the process of evaluating the impact of SFAS No. 159; however we do not currently anticipate electing the fair value option for any of our eligible financial instruments.
•	In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS No. 141R”), which revises the accounting for business combination transactions previously accounted for under SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and broadens the scope of transactions which should be accounted for under this standard. SFAS No. 141R retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting is still used, and an acquirer must be identified in all business combinations. SFAS No. 141R applies prospectively to business combinations which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity is prohibited from applying SFAS No. 141R prior to that date. We are currently in the process of evaluating the impact of SFAS No. 141R.
•	In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements. — an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that the ownership interests and the net income of the non-controlling interest be equally identified from that of the parent on the face of the financial statements. SFAS No. 160 also provides consistent accounting principles for changes in a parent controlling ownership interest in a subsidiary, and that any retained non-controlling financial interests in a deconsolidated subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, and is applied prospectively, except for presentation and disclosure requirements, which are applied retrospectively for all periods presented. We are currently in the process of evaluating the impact of SFAS No. 160.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The table below provides information about our financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of December 31, 2007 and 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is our reporting currency.

			Estimated
(Dollars in Thousands)		Hypothetical	Fair Value after	Hypothetical Percentage
		Change in	Hypothetical	Increase (Decrease) in
		Interest	Changes in
	Estimated	Rates (bp=basis	Interest		Shareholders'
	Fair Value	points)	Rates	Fair Value	Equity
December 31, 2007
Investments
Total Fixed Maturities Available For Sale	$2,659,197	200 bp decrease	$2,909,489	9.4%	10.5%
		100 bp decrease	$2,788,220	4.8%	5.4%
		50 bp decrease	$2,724,762	2.5%	2.7%
		50 bp increase	$2,592,046	(2.5)%	(2.8)%
		100 bp increase	$2,523,607	(5.1)%	(5.7)%
		200 bp increase	$2,386,092	(10.3)%	(11.5)%
December 31, 2006
Investments
Total Fixed Maturities Available For Sale	$2,129,609	200 bp decrease	$2,313,272	8.6%	10.2%
		100 bp decrease	$2,226,770	4.6%	5.4%
		50 bp decrease	$2,178,954	2.3%	2.8%
		50 bp increase	$2,079,335	(2.4)%	(2.8)%
		100 bp increase	$2,029,023	(4.7)%	(5.6)%
		200 bp increase	$1,930,808	(9.3)%	(11.1)%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Philadelphia Consolidated Holding Corp. and Subsidiaries
Index to Financial Statements and Schedules

Schedule
I	Summary of Investments —	S-1

Other Than Investments in Related Parties As of December 31, 2007

II	Condensed Financial Information of Registrant As of December 31, 2007 and 2006 and For Each of the Three Years in the Period Ended December 31, 2007	S-2—S-4

III	Supplementary Insurance Information As of and For the Years Ended December 31, 2007, 2006 and 2005	S-5

IV	Reinsurance For the Years ended December 31, 2007, 2006 and 2005	S-6

VI	Supplementary Information Concerning Property-Casualty Insurance Operations As of and For the Years Ended December 31, 2007, 2006 and 2005	S-7

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Of Philadelphia Consolidated Holding Corp.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, statements of changes in shareholders’ equity, and statements of cash flows, present fairly, in all material respects, the financial position of Philadelphia Consolidated Holding Corp. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying index appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers, LLP
Philadelphia, PA
February 22, 2008

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of December 31,
	2007	2006
ASSETS
Investments:
Fixed Maturities Available for Sale at Market (Amortized Cost $2,639,471 and $2,136,231)	$2,659,197	$2,129,609
Equity Securities at Market (Cost $322,877 and $259,184)	356,026	304,033

Total Investments	3,015,223	2,433,642
Cash and Cash Equivalents	106,342	108,671
Accrued Investment Income	24,964	20,083
Premiums Receivable	378,217	346,836
Prepaid Reinsurance Premiums and Reinsurance Receivables	280,110	272,798
Deferred Income Taxes	42,855	26,657
Deferred Acquisition Costs	184,446	158,805
Property and Equipment, Net	26,330	26,999
Other Assets	41,451	44,046

Total Assets	$4,099,938	$3,438,537

LIABILITIES and SHAREHOLDERS’ EQUITY
Policy Liabilities and Accruals:
Unpaid Loss and Loss Adjustment Expenses	$1,431,933	$1,283,238
Unearned Premiums	847,485	759,358

Total Policy Liabilities and Accruals	2,279,418	2,042,596
Premiums Payable	97,674	66,827
Other Liabilities	175,373	161,847

Total Liabilities	2,552,465	2,271,270

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 72,087,287 and 70,848,482 Shares Issued and Outstanding	423,379	376,986
Notes Receivable from Shareholders	(19,595)	(17,074)
Accumulated Other Comprehensive Income	34,369	24,848
Retained Earnings	1,109,320	782,507

Total Shareholders’ Equity	1,547,473	1,167,267

Total Liabilities and Shareholders’ Equity	$4,099,938	$3,438,537

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Years Ended December 31,
	2007	2006	2005

Revenue:
Net Earned Premiums	$1,379,243	$1,169,302	$976,647
Net Investment Income	117,224	91,699	63,709
Net Realized Investment Gain (Loss)	29,566	(9,861)	9,609
Other Income	3,561	2,630	1,464

Total Revenue	1,529,594	1,253,770	1,051,429

Losses and Expenses:
Loss and Loss Adjustment Expenses	678,759	497,288	711,706
Net Reinsurance Recoveries	(59,806)	(29,076)	(207,700)

Net Loss and Loss Adjustment Expenses	618,953	468,212	504,006
Acquisition Costs and Other Underwriting Expenses	413,103	338,267	263,759
Other Operating Expenses	12,241	12,637	17,124
Goodwill Impairment Loss	—	—	25,724

Total Losses and Expenses	1,044,297	819,116	810,613

Income Before Income Taxes	485,297	434,654	240,816

Income Tax Expense (Benefit):
Current	179,808	155,404	89,510
Deferred	(21,324)	(9,599)	(5,382)

Total Income Tax Expense	158,484	145,805	84,128

Net Income	$326,813	$288,849	$156,688

Other Comprehensive Income (Loss), Net of Tax:
Holding Gain (Loss) Arising during Year	$28,739	$21,140	$(16,252)
Reclassification Adjustment	(19,218)	6,410	(6,246)

Other Comprehensive Income (Loss)	9,521	27,550	(22,498)

Comprehensive Income	$336,334	$316,399	$134,190

Per Average Share Data:
Net Income — Basic	$4.64	$4.14	$2.29

Net Income — Diluted	$4.40	$3.93	$2.14

Weighted-Average Common Shares Outstanding	70,381,631	69,795,947	68,551,572
Weighted-Average Share Equivalents Outstanding	3,845,044	3,674,121	4,533,807

Weighted-Average Shares and Share Equivalents Outstanding	74,226,675	73,470,068	73,085,379

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended December 31,
	2007	2006	2005

Common Shares:
Balance at Beginning of Year	70,848,482	69,266,016	66,821,751
Issuance of Shares Pursuant to Stock Purchase Plans, net	491,416	613,320	1,589,406
Issuance of Shares Pursuant to Stock based Compensation Plans	747,389	969,146	854,859

Balance at End of Year	72,087,287	70,848,482	69,266,016

Common Stock:
Balance at Beginning of Year	$376,986	$332,757	$292,856
Issuance of Shares Pursuant to Stock Purchase Plans	16,448	19,521	27,817
Effects of Issuance of Shares Pursuant to Stock based Compensation Plans	29,155	24,301	11,939
Other	790	407	145

Balance at End of Year	423,379	376,986	332,757

Notes Receivable from Shareholders:
Balance at Beginning of Year	(17,074)	(7,217)	(5,465)
Notes Receivable Issued Pursuant to Employee Stock Purchase Plans	(8,466)	(12,391)	(4,095)
Collection of Notes Receivable	5,945	2,534	2,343

Balance at End of Year	(19,595)	(17,074)	(7,217)

Accumulated Other Comprehensive Income (Loss), Net of Deferred Income Taxes:
Balance at Beginning of Year	24,848	(2,702)	19,796
Other Comprehensive Income (Loss), Net of Taxes	9,521	27,550	(22,498)

Balance at End of Year	34,369	24,848	(2,702)

Retained Earnings:
Balance at Beginning of Year	782,507	493,658	336,970
Net Income	326,813	288,849	156,688

Balance at End of Year	1,109,320	782,507	493,658

Total Shareholders’ Equity	$1,547,473	$1,167,267	$816,496

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$326,813	$288,849	$156,688
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized Investment (Gain) Loss	(29,566)	9,861	(9,609)
Amortization of Investment Premiums, Net of Discount	6,131	8,773	11,707
Amortization of Intangible Assets	2,948	802	—
Depreciation	8,105	7,159	4,798
Deferred Income Tax Benefit	(21,324)	(9,599)	(5,382)
Change in Premiums Receivable	(31,381)	(60,058)	(57,276)
Change in Prepaid Reinsurance Premiums and Reinsurance Receivables, Net of Funds Held Payable to Reinsurer	(7,312)	84,229	(58,296)
Change in Accrued Investment Income	(4,881)	(1,988)	(4,620)
Change in Deferred Acquisition Costs	(25,641)	(29,319)	(37,839)
Goodwill Impairment Loss	—	—	25,724
Change in Income Taxes Payable	1,432	8,555	13,202
Change in Other Assets	10,963	3,105	(909)
Change in Unpaid Loss and Loss Adjustment Expenses	148,695	37,475	249,096
Change in Unearned Premiums	88,127	127,890	99,619
Change in Other Liabilities	50,933	27,231	36,338
Fair Value of Stock Based Compensation	16,001	12,511	551
Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	—	—	6,952
Excess Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	(5,925)	(8,646)	—

Net Cash Provided by Operating Activities	534,118	506,830	430,744

Cash Flows from Investing Activities:
Proceeds from Sales of Investments in Fixed Maturities	203,409	320,878	185,576
Proceeds from Maturity of Investments in Fixed Maturities	257,562	274,722	200,615
Proceeds from Sales of Investments in Equity Securities	237,176	93,587	160,158
Cost of Fixed Maturities Acquired	(969,946)	(972,532)	(883,560)
Cost of Equity Securities Acquired	(270,964)	(196,096)	(201,333)
Settlement of Cash Flow Hedge	—	—	(3,148)
Purchase of Property and Equipment, Net	(7,436)	(10,272)	(7,403)
Purchase of Intangibles	(12,726)	(3,162)	—

Net Cash Used for Investing Activities	(562,925)	(492,875)	(549,095)

Cash Flows from Financing Activities:
Proceeds from Loans Payable	—	—	11,381
Repayments on Loans Payable	—	—	(44,787)
Proceeds from Exercise of Employee Stock Options	6,621	6,697	4,582
Proceeds from Collection of Shareholder Notes Receivable	5,951	2,534	2,343
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	7,981	7,130	23,721
Excess Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	5,925	8,646	—
Cost of Shares Withheld to Satisfy Minimum Required Tax Withholding Obligation Arising Upon Exchange of Options	—	(4,676)	—

Net Cash Provided (Used) by Financing Activities	26,478	20,331	(2,760)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,329)	34,286	(121,111)
Cash and Cash Equivalents at Beginning of Year	108,671	74,385	195,496

Cash and Cash Equivalents at End of Year	$106,342	$108,671	$74,385

Cash Paid During the Year for:
Income Taxes	$177,073	$146,899	$73,903
Interest	—	—	165
Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plans in Exchange for Notes Receivable	$8,466	$12,391	$4,095
The accompanying notes are an integral part of the consolidated financial statements.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
1. General Information and Significant Accounting Policies
Philadelphia Consolidated Holding Corp. (“Philadelphia Insurance”), and its subsidiaries (collectively the “Company”) doing business as Philadelphia Insurance Companies, include:
•	Four property and casualty insurance companies, Philadelphia Indemnity Insurance Company (“PIIC”) and Philadelphia Insurance Company (“PIC”), which are domiciled in Pennsylvania; and Liberty American Select Insurance Company (“LASIC”) and Liberty American Insurance Company (“LAIC”), which are domiciled in Florida (collectively the “Insurance Subsidiaries”);

•	An underwriting manager, Maguire Insurance Agency, Inc.;

•	A managing general agency, Liberty American Insurance Services, Inc.;

•	A premium finance company, Liberty American Premium Finance Company; and

•	An investment subsidiary, PCHC Investment Corp.
The Company designs, markets, and underwrites specialty commercial and personal property and casualty insurance products for select target industries or niches including, among others, nonprofit and religious organizations; sports and recreation centers; the rental car, automobile leasing and the antique and collector car industries; special property for large commercial accounts; select classes of professional liability; and casualty insurance products for the homeowners and manufactured housing markets. All marketing, underwriting, claims management, investment, and general administration is provided by the underwriting manager and managing general agency.
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
For non-investment grade structured securities for which a vendor price is not available, broker pricing is obtained from either the lead manager of the issue or from the broker used at the time the security was purchased. Material assumptions and factors considered by the independent vendors and brokers in pricing these securities may include: cash flows, collateral performance including delinquencies, default, and recoveries and any market clearing activity and/or liquidity circumstances in the security or other benchmark securities that may have occurred since the prior month-end pricing period.
For mortgage and asset-backed securities (“structured securities”) of high credit quality, changes in expected cash flows are recognized using the retrospective method. Under the retrospective method, the effective yield on a security is recalculated each period based upon future expected and past actual cash flows. The security’s book value is restated based upon the most recently calculated effective yield, assuming such yield had been in effect from the security’s purchase date. The retrospective method results in an increase or decrease to investment income (amortization of premium or discount) at the time of each recalculation. Future expected cash flows consider various prepayment assumptions, as well as current market conditions. These assumptions include, but are not limited to, prepayment rates, default rates, and loss severities.

For structured securities where the possibility of credit loss is other than remote, changes in expected cash flows are recognized on the prospective method over the remaining life of the security. Under the prospective method, revisions to cash flows are reflected in a higher or lower effective yield in future periods and there are no adjustments to the security’s book value. Various assumptions are used to estimate projected cash flows and projected book yields based upon the most recent month end market prices. These assumptions include, but are not limited to, prepayment rates, default rates, and loss severities.
Cash flow assumptions for structured securities are obtained from a primary market provider of such information. These assumptions represent a market based best estimate of the amount and timing of estimated principal and interest cash flows based on current information and events. Prepayment assumptions for asset/mortgage backed securities consider a number of factors in estimating the prepayment activity, including seasonality (the time of year), refinancing incentive (current level of interest rates), economic activity (including housing turnover) and burnout/seasoning (the term and age of the underlying collateral).
Our total investments include $1.0 million and $3.3 million in securities as of December 31, 2007 and 2006, respectively, for which there is no readily available independent market price.
The decision to purchase or sell investments is based on management’s assessment of various factors such as foreseeable economic conditions, including current interest rates and the interest rate risk, and the liquidity and capital positions of the Company.
Investments in fixed maturities are adjusted for amortization of premiums and accretion of discounts to maturity date, except for asset backed, mortgage pass-through and collateralized mortgage obligation securities which are adjusted for amortization of premiums and accretion of discounts over their estimated lives. Certain asset backed, mortgage pass-through and collateralized mortgage obligation security repayment patterns will change based on interest rate movements and, accordingly, could impact future investment income if the reinvestment of the repayment amounts are at lower interest rates than the underlying securities. Asset backed, mortgage pass-through and collateralized mortgage obligation securities, on a cost basis, amounted to $199.3 million, $604.3 million and $329.5 million, respectively, as of December 31, 2007 and 202.1 million, $425.5 million and $293.1 million, respectively, as of December 31, 2006.
Equity securities are carried at market value with the change in unrealized appreciation (depreciation) credited or charged directly to shareholders’ equity, net of applicable deferred income taxes.
Realized investment gains and losses are calculated on the specific identification basis and recorded as income when the securities are sold.
The Company regularly performs impairment reviews with respect to its investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation resulted in non-cash realized investment losses of $7.9 million, $8.8 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. This evaluation resulted in no non-cash realized investment losses for the years ended December 31, 2007, 2006 or 2005.
(b) Cash Equivalents
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

(d) Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Costs incurred in developing information systems technology are capitalized and included in property and equipment. These costs are amortized over their useful lives from the dates the systems technology becomes operational. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in earnings. The carrying value of property and equipment is reviewed for recoverability including an evaluation of the estimated useful lives of such assets.
(e) Other Intangible Assets
Other intangible assets are carried in the Consolidated Balance Sheet as a component of Other Assets. Other intangible assets consist of rights with respect to the renewals of insurance policies and a trade name which were purchased during 2007 and 2006. As of December 31, 2007, total gross intangible assets amounted to $27.0 million, and accumulated amortization amounted to $3.2 million. As of December 31, 2006, total gross intangible assets amounted to $15.3 million, and accumulated amortization amounted to $0.8 million. Renewal rights are being amortized over a period of 10-12 years, and the trade name is being amortized over a period of 3 years. The aggregate amortization expense of other intangible assets was $2.4 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively. The Company anticipates that the aggregate amortization expense of other intangible assets will be approximately $2.2 million per year for each of the next five succeeding years. This amount is subject to change based upon the reviews of recoverability and useful lives performed at least annually.
(f) Liability for Unpaid Loss and Loss Adjustment Expenses
The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the ultimate claims liability is a complex imprecise process, requiring the use of informed estimates and judgments using data currently available. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have occurred and an amount for losses incurred that have not been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. Estimates for unpaid loss and loss adjustment expenses are based upon management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other internal and external factors. These factors include, but are not limited to, the Company’s growth; changes in the Company’s operations; and legal, social, and economic developments. These estimates are reviewed regularly and any resulting adjustments are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2007, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.
(g) Premiums
Premiums are earned on a pro-rata basis over the terms of the policies. Premiums applicable to the unexpired terms of the policies in-force are reported as unearned premiums. The Company records an allowance for doubtful accounts for premiums receivable balances estimated to be uncollectible. As of December 31, 2007 and 2006, the allowance for doubtful accounts amounted to $0.5 million and $0.3 million, respectively.
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
Certain of the Company’s reinsurance contracts have reinstatement or additional premium provisions under which the Company must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. The Company accrues reinstatement and additional premiums based on ultimate loss estimates. During the years ended December 31, 2007 and 2006, the Company accrued $5.0 million and $5.3 million, respectively, of additional reinsurance premium under its casualty excess of loss reinsurance treaties as a result of changes in ultimate loss estimates.

(i) Assessments
The Insurance Subsidiaries are subject to state guaranty fund assessments, which provide for the payment of covered claims or other insurance obligations from insurance company insolvencies, and other assessments from state insurance facilities. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expense for guaranty fund and other state insurance facility assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred, and the amount of the assessment is reasonably estimatable. Any related policyholder surcharge receivable is accrued as the related premium is written.
(j) Stock Based Compensation Plans
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options, stock settled appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock Purchase Plan, the Nonqualified Employee Stock Purchase Plan and the Directors Stock Purchase Plan based on fair values. The Company’s financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest.
The Company’s policy with respect to issuance of shares pursuant to its stock based compensation plan is to first utilize any available treasury shares, and then issue new shares as needed.
(k) Liability for Preferred Agent Profit Sharing
The Company’s preferred agents are eligible to receive profit sharing based upon achieving minimum premium production thresholds and profitability results for their business placed during a particular contract year with the Company. The ultimate amount of profit sharing may not be known until the final contractual loss evaluation of the profit sharing is completed 6.5 years after the contract year business has been written. The Company estimates the liability for this profit sharing based upon the contractual provisions of the profit sharing agreement and the Company’s actual historical profit sharing payout. As of December 31, 2007, the Company accrued a profit sharing liability of $33.7 million, of which $32.2 million relates to business written for contract years commencing January 1, 2004 and subsequent. As of December 31, 2006, the Company accrued a profit sharing liability of $21.9 million, of which $20.6 million relates to business written for contract years commencing January 1, 2003 and subsequent.
(l) Income Taxes
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
(m) Earnings Per Share
Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding.
(n) Comprehensive Income
Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the year was $15.5 million, $11.4 million and $(8.8) million in 2007, 2006 and 2005, respectively. The related tax effect of Reclassification Adjustments was $(10.3) million, $3.5 million and $(3.4) million in 2007, 2006 and 2005, respectively.

(o) Recently Adopted Accounting Pronouncements
•	In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Subsequently, SFAS No. 155 was modified. Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative, subject to certain scope exceptions, must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not have a material effect on the financial condition or results of operations of the Company.
•	In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the financial condition or results of operations of the Company. See Note 10 of the Consolidated Financial Statements for additional information regarding the adoption of FIN 48.
(p) New Accounting Pronouncements
•	In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies that the term “fair value” is intended to represent a market-based measure, not an entity-specific measure, and gives the highest priority to quoted prices in active markets (Level 1 inputs) in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS No. 157; however, it anticipates that SFAS No. 157 will primarily impact the fair value measurement and disclosures of its investments in equity securities and fixed maturities available for sale. The Company’s initial assessment is as follows:
•	The fair value of its investments in government securities and equity securities is primarily measured using a market based valuation methodology primarily using quoted market prices in active markets (Level 1 inputs per SFAS 157).

•	The fair value of its investments in the remainder of its fixed maturities available for sale is primarily measured using a market based valuation methodology using primarily matrix pricing (Level 2 inputs per SFAS No. 157) and in certain cases, valuation models using its own inputs (Level 3 inputs per SFAS 157)..
The Company does not currently anticipate that the adoption of SFAS No. 157 will have a material effect on its financial position or the results of its operations.

•	In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which permits all entities the option to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing as of November 15, 2007 (or early adoption date). The Company is currently in the process of evaluating the impact of SFAS No. 159; however it does not currently anticipate electing the fair value option for any of its eligible financial instruments.

•	In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS No. 141R”), which revises the accounting for business combination transactions previously accounted for under SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and broadens the scope of transactions which should be accounted for under this standard. SFAS No. 141R retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting is still used, and an acquirer must be identified in all business combinations. SFAS No. 141R applies prospectively to business combinations which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity is prohibited from applying SFAS No. 141R prior to that date. The Company is currently in the process of evaluating the impact of SFAS No. 141R.

•	In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements. — an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that the ownership interests and the net income of the non-controlling interest be equally identified from that of the parent on the face of the financial statements. SFAS No. 160 also provides consistent accounting principles for changes in a parent controlling ownership interest in a subsidiary, and that any retained non-controlling financial interests in a deconsolidated subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, and is applied prospectively, except for presentation and disclosure requirements, which are applied retrospectively for all periods presented. The Company is currently in the process of evaluating the impact of SFAS No. 160.
2. Statutory Information
Accounting Principles: GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania and/or the State of Florida. The principal differences between SAP and GAAP are as follows:
•	Under SAP, investments in debt securities are carried at amortized cost, while under GAAP, investments in debt securities classified as Available for Sale are carried at fair value.
•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees, and other costs of underwriting policies are charged to current operations as incurred, while under GAAP, such costs are deferred and amortized on a pro-rata basis over the same period in which the related premiums are earned.
•	Under SAP, certain assets, designated as “Non-admitted Assets” (such as prepaid expenses) are charged against surplus.
•	Under SAP, net deferred income tax assets are admitted following the application of certain criteria, with the resulting admitted deferred tax amount being credited directly to policyholder surplus.
•	Under SAP, premiums receivable are considered non-admitted if determined to be uncollected based upon aging criteria as defined in SAP.
•	Under SAP, the costs and related policyholder surcharge receivables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related ultimate policyholder surcharge receivable, while under GAAP, such costs are accrued when the liability is probable and reasonably estimatable, and the related policyholder surcharge receivable is accrued as the related premium is written.
•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, under GAAP, unpaid loss and loss adjustment expenses and unearned premiums are reported gross of reinsurance.
Financial Information: The combined statutory capital and surplus of the Insurance Subsidiaries as of December 31, 2007 and 2006 was $1,298.8 million and $1,007.5 million, respectively. Combined statutory net income for the years ended December 31, 2007, 2006 and 2005 was $299.2 million, $270.9 million and $155.5 million, respectively. The Company made no capital contributions to the Insurance Subsidiaries during the years ended December 31, 2007 or 2006.
Dividend Restrictions: The Insurance Subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual shareholder dividends permitted to be paid. The maximum dividends which the Insurance Subsidiaries are permitted to pay to Philadelphia Insurance during 2008 without prior approval is $299.2 million. During 2007, PCHC received $3.5 million in dividend payments from its Insurance Subsidiaries. During 2006, PCHC received no dividend payments from its Insurance Subsidiaries.
Risk-Based Capital: Risk-based capital is a method developed by the National Association of Insurance Commissioners (“NAIC”) designed to measure the acceptable amount of capital and surplus an insurer should have based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. As of December 31, 2007, the Company’s Insurance Subsidiaries exceeded their minimum risk-based capital requirements as follows (dollars in millions):

	Minimum Risk-Based	Actual Statutory
Insurance Subsidiary	Capital Requirement	Surplus
PIIC	266.5	1,169.0
PIC	13.8	79.0
LASIC	1.5	24.4
LAIC	0.9	26.3
3. Investments
The Company invests primarily in investment grade fixed maturities, which possessed a weighted average quality of AAA as of December 31, 2007. In addition, 99.9% of the Insurance Subsidiaries’ fixed maturity securities (cost basis) consisted of U.S. government securities or securities rated “1” (“highest quality”) or “2” (“high quality”) by the NAIC as of December 31, 2007. The cost, gross unrealized gains and losses and estimated market value of investments as of December 31, 2007 and 2006 are as follows (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost (1)	Gains	Losses	Value (2)
December 31, 2007:
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$15,867	$283	$21	$16,129
Obligations of States and Political Subdivisions	1,380,755	11,698	3,383	1,389,070
Corporate and Bank Debt Securities	109,784	1,478	603	110,659
Asset Backed Securities	199,313	1,557	219	200,651
Mortgage Pass-Through Securities	604,261	8,623	1,859	611,025
Collateralized Mortgage Obligations	329,491	3,133	961	331,663

Total Fixed Maturities Available for Sale	2,639,471	26,772	7,046	2,659,197

Equity Securities	322,877	55,308	22,159	356,026

Total Investments	$2,962,348	$82,080	$29,205	$3,015,223

December 31, 2006:
Fixed Maturities:
Available for Sale
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$20,156	$13	$245	$19,924
Obligations of States and Political Subdivisions	1,050,279	7,685	5,851	1,052,113
Corporate and Bank Debt Securities	145,114	474	2,693	142,895
Asset Backed Securities	202,102	1,111	567	202,646
Mortgage Pass-Through Securities	425,518	1,214	5,947	420,785
Collateralized Mortgage Obligations	293,062	971	2,787	291,246

Total Fixed Maturities Available for Sale	2,136,231	11,468	18,090	2,129,609

Equity Securities	259,184	47,475	2,626	304,033

Total Investments	$2,395,415	$58,943	$20,716	$2,433,642

(1)	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values are based on quoted market prices or quotes from third party broker-dealers.

The following table identifies the period of time securities with an unrealized loss as of December 31, 2007 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.8% and 19.9%, respectively, of the total estimated fair value, or 9.0% and 20.5%, respectively, of the total gross unrealized loss included in the table below. The industry concentration as a percentage of total estimated fair value represents investments in a geographically diversified pool of investment grade Municipal securities issued by states, political subdivisions, and public authorities under general obligation and/or special district/purpose issuing authority. The industry concentration as a percentage of the total gross unrealized loss primarily represents investments in equity securities issued by companies in the Diversified Financial Services industry.

(In Thousands)	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2007:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturities:
Available for Sale:
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$—	$—	$5,670	$21	$5,670	$21
Obligations of States and Political Subdivisions	294,719	2,377	203,427	1,006	498,146	3,383
Corporate and Bank Debt Securities	7,835	33	58,709	570	66,544	603
Asset Backed Securities	50,574	138	13,989	81	64,563	219
Mortgage Pass-Through Securities	68,691	366	128,382	1,493	197,073	1,859
Collateralized Mortgage Obligations	30,731	236	65,252	725	95,983	961

Total Fixed Maturities Available for Sale	452,550	3,150	475,429	3,896	927,979	7,046
Equity Securities	118,095	22,159	—	—	118,095	22,159

Total Investments	$570,645	$25,309	$475,429	$3,896	$1,046,074	$29,205

The Company’s impairment evaluation as of December 31, 2007 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies are attributable to interest rate fluctuations since the date of purchase. Of the 30 investment positions held, approximately 26.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A+ to Aaa/AAA are attributable to the spread widening. Of the 873 investment positions held, approximately 32.8% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are attributable to the spread widening. Of the 73 investment positions held, approximately 79.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of December 31, 2007 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings from A2/A to Aaa/AAA are attributable to the spread widening. Of the 116 investment positions held, approximately 40.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in U.S. Government Agency Issued Mortgage Pass-Through Securities which have ratings of Aaa/AAA are attributable to the spread widening. Of the 150 investment positions held the average rating was Aaa/AAA and approximately 38.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA+ to Aaa/AAA are attributable to the spread widening. Of the 172 investment positions held the average rating was Aaa/AAA and approximately 41.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of December 31, 2007 for equity securities resulted in the conclusion that the Company does not consider the equity securities to be other than temporarily impaired. Of the 2,674 investment positions held, approximately 38.4% were in an unrealized loss position.
The fair value of the Company’s structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $1,143.3 million as of December 31, 2007. AAA rated securities represented approximately 99.8% of the December 31, 2007 structured securities portfolio. Approximately $947.7 million of the structured securities investment portfolio is backed by residential collateral, consisting of:
•	$610.0 million of U.S. government agency backed Mortgage Pass-Through Securities;
•	$233.8 million of U.S. government agency backed Collateralized Mortgage Obligations;
•	$76.3 million of non-U.S. government agency Collateralized Mortgage Obligations backed by pools of prime loans (generally consists of loans made to the highest credit quality borrowers with Fair Isaac Corporation (“FICO”) scores generally greater than 720);
•	$21.6 million of structured securities backed by pools of ALT A loans (loans with low documentation and borrowers with FICO scores in the approximate range of 650 to the low 700’s); and
•	$6.0 million of structured securities backed by pools of sub-prime loans (loans with low documentation, higher combined loan-to-value ratios and borrowers with FICO scores capped at approximately 650).
The Company’s $27.6 million ALT-A and sub-prime overall AAA rated loan portfolio is comprised of 22 securities with net unrealized losses of $0.0 million as of December 31, 2007. These securities have the following characteristics:
•	first to pay or among the first cash flow tranches of their respective transactions:,

•	have a weighted average life of 2.4 years;

•	are spread across multiple vintages (origination year of underlying collateral pool); and

•	have not experienced any ratings downgrades or surveillance issues as of December 31, 2007.
The Company’s ALT-A and sub-prime loan portfolio has paid down to $27.6 million as of December 31, 2007 from $35.7 million as of September 30, 2007 and $42.0 million as of June 30, 2007.
As of December 31, 2007, the Company holds no investments in Collateralized Debt Obligations or Net Interest Margin securities.
Given a combination of recent events in the housing and mortgage finance sectors, and the issues surrounding the monoline financial guarantor the Company believes that fixed income and equity markets, in general, may experience more volatility than during recent historical reporting periods. As of December 31, 2007, the Company had no impairments or surveillance issues related to these market conditions. However, the Company expects that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, may impact the prices of securities held in the Company’s overall Aaa/AAA rated investment portfolio.

The Company’s $1,389.1 million municipal bond overall AAA rated portfolio consists of $865.7 million of insured securities, or 62.3% of our total municipal bond portfolio. The weighted average underlying rating of the insured portion of our municipal bond portfolio is AA- and the weighted average underlying ratio of the uninsured portion of our municipal bond portfolio is AA+. The following table represents our insured bond portfolio by monoline insurer as of December 31, 2007:

	Market Value of Insured		Weighted Average
	Municipal Bonds	Percentage of Municipal	Underlying Rating of
Monoline Insurer	(in Thousands)	Bond Portfolio	Insured Municipal Bonds
Financial Security Assurance, Inc.	$285,933	20.6%	AA-
MBIA, Inc.	263,039	18.9	AA-
FGIC Corporation.	162,569	1.7	AA-
AMBAC Financial Group, Inc.	149,542	10.8	AA-
XL Capital, LTD.	4,658	0.3	AA-

Total	$865,741	62.3%	AA-

Each municipal bond is evaluated prior to purchase to ensure that the issuer and underlying revenue pledge/ collateral supporting the municipal bond is sufficient, ignoring the presence of the “financial guarantee” insurance. The Company considers the “financial guarantee” insurance to be “extra” protection. As of December 31, 2007, The Company had no impairments or surveillance issues related to these insured municipal bonds.
During 2007, the Company’s gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $5.0 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $33.7 million and $39.6 million, respectively.
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
The Company had no debt or equity investments in a single issuer in excess of 10% of Shareholders’ Equity at December 31, 2007.
The cost and estimated market value of fixed maturity securities as of December 31, 2007, by remaining contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
(In Thousands)	Cost (1)	Value (2)
Due in One Year or Less	$49,212	$49,138
Due After One Year Through Five Years	392,412	394,931
Due After Five Years through Ten Years	360,945	366,177
Due After Ten Years	703,837	705,611
Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation Securities	1,133,065	1,143,340

	$2,639,471	$2,659,197

(1)	Original cost adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

(2)	Estimated market values have been based on quoted market prices or quotes from third party broker-dealers.
The sources of net investment income for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005

Fixed Maturities	$108,532	$82,833	$61,550
Equity Securities	5,408	4,381	2,585
Cash and Cash Equivalents	7,761	8,168	3,943

Total Investment Income	121,701	95,382	68,078
Funds Held Interest Credit	—	—	(1,486)
Investment Expense	(4,477)	(3,683)	(2,883)

Net Investment Income	$117,224	$91,699	$63,709

The investment portfolio had no non-income producing fixed maturity securities as of December 31, 2007.
Realized pre-tax investment gains (losses) for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Fixed Maturities
Gross Realized Gains	$1,061	$243	$4,454
Gross Realized Losses	(902)	(6,316)	(931)

Net Fixed Maturities Gain (Loss)	159	(6,073)	3,523

Equity Securities
Gross Realized Gains	41,785	7,348	17,040
Gross Realized Losses	(12,378)	(11,136)	(7,806)

Net Equity Securities Gain (Loss)	29,407	(3,788)	9,234

Cash Flow Hedge Realized Loss	—	—	(3,148)

Total Net Realized Investment Gain/(Loss)	$29,566	$(9,861)	$9,609

4. Restricted Assets
The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. The carrying value of the securities on deposit was $15.7 million and $15.1 million as of December 31, 2007 and 2006, respectively.
5. Trust Accounts
The Company maintains investments in trust accounts under certain reinsurance agreements with unrelated insurance companies. These investments collateralize the Company’s obligations under the reinsurance agreements. The Company possesses sole responsibility for investment and reinvestment of the trust account assets. All dividends, interest and other income resulting from investment of these assets are distributed to the Company on a monthly basis. As of December 31, 2007 and 2006, the carrying values of these trust fund investments and cash balances were $1.3 million and $2.0 million, respectively.
The Company’s share of the investments in the trust accounts is included in investments and cash equivalents, as applicable, in the accompanying consolidated balance sheets.
6. Property and Equipment
The following table summarizes property and equipment as of December 31, 2007 and 2006 (dollars in thousands):

	As of December 31,		Estimated Useful
	2007	2006	Lives

Computer Software	$26,852	$25,988	5 Years
Computer Hardware and Telephone Equipment	19,832	16,688	3 – 5 Years
Furniture, Fixtures and Automobiles	10,909	9,324	5 Years
Land and Building	3,640	3,635	40 Years
Leasehold Improvements	6,538	4,963	2 – 12 Years

	67,771	60,598
Accumulated Depreciation and Amortization	(41,441)	(33,599)

Property and Equipment, Net	$26,330	$26,999

As of December 31, 2007 and 2006, costs incurred for Property and Equipment not yet placed in service amounted to $2.7 million and $3.7 million, respectively. Amortization of costs incurred in developing or purchasing computer software amounted to $3.9 million, $4.1 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense, excluding amortization of computer software, amounted to $4.2 million, $3.1 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
7. Goodwill
The Company has no goodwill carried on its Consolidated Balance Sheets as of December 31, 2007 or 2006. During the fourth quarter of 2005, the Company recorded a $25.7 million impairment charge related to the write-down of goodwill arising from the acquisition of the Company’s personal lines segment. This loss, which was the same on a pre-tax and after-tax basis, was a result of the Company’s annual evaluation of the carrying value of goodwill. The write-down was determined by comparing the fair value of the Company’s personal lines segment and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down resulted from changes in business assumptions primarily due to the following: the unprecedented hurricane activity and associated catastrophe losses experienced in 2004 and 2005; the uncertainty of the 2006 catastrophe reinsurance renewal rates; the forecasted weather pattern of increased hurricane activity; the decision to change the personal lines segment business model to discontinue writing the mobile homeowners business and target new construction homeowners business; and the disruption in the Florida marketplace.
8. Liability for Unpaid Loss and Loss Adjustment Expenses
The following table sets forth a reconciliation of beginning and ending reserves for unpaid loss and loss adjustment expenses, net of amounts for reinsured losses and loss adjustment expenses, for the years indicated.

Net loss and loss adjustment expenses:	As of and For the Years Ended December 31,
(In Thousands)	2007	2006	2005

Unpaid loss and loss adjustment expenses at beginning of year	$1,283,238	$1,245,763	$996,667
Less: reinsurance receivables	187,809	304,768	324,948

Net unpaid loss and loss adjustment expenses at beginning of year	1,095,429	940,995	671,719

Provision for losses and loss adjustment expenses for current year claims	704,734	559,647	533,906
Decrease in estimated ultimate losses and loss adjustment expenses for prior year claims	(85,781)	(91,435)	(29,900)

Total incurred losses and loss adjustment expenses	618,953	468,212	504,006

Loss and loss adjustment expense payments for claims attributable to:
Current year	180,798	118,845	110,496
Prior years (1)(2)	271,669	194,933	124,234

Total payments	452,467	313,778	234,730

Net unpaid loss and loss adjustment expenses at end of year	1,261,915	1,095,429	940,995
Plus: reinsurance receivables	170,018	187,809	304,768

Unpaid loss and loss adjustment expenses at end of year	$1,431,933	$1,283,238	$1,245,763

(1)	During the year ended December 31, 2005, net loss and loss adjustment expense payments for claims attributable to prior years are lower by $64.3 million due to the Company’s commutation of its 2003 Whole Account Net Quota Share Reinsurance Agreement.

(2)	During the year ended December 31, 2006, net loss and loss adjustment expense payments for claims attributable to prior years are lower by $31.9 million due to the Company’s commutation of its 2004 Whole Account Net Quota Share Reinsurance Agreement.
During 2007, the Company increased/(decreased) the estimated net unpaid loss and loss adjustment expenses for accident years 2006 and prior by the following amounts:

(In millions)	Net Loss and Loss Adjustment Expenses
	increase (decrease)
		Professional/
		Management
	Commercial	Liability	Rental/Leasing
Accident Year	Coverages	Coverages	Auto Coverages	Other	Total
2006	$(10.6)	$(10.8)	$(0.8)	$(0.5)	$(22.7)
2005	$(8.4)	$(15.1)	$(1.3)	$(0.2)	$(25.0)
2004	$(6.0)	$(10.1)	$(3.1)	$0.1	$(19.1)
2003 & Prior	$(6.0)	$(10.8)	$(3.1)	$0.9	$(19.0)

Total	$(31.0)	$(46.8)	$(8.3)	$0.3	$(85.8)

The changes in the estimated net unpaid loss and loss adjustment expenses for the prior accident years during 2007 were primarily attributable to the following:
•	For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower estimates for:
•	Commercial property, professional liability, and commercial automobile coverages due to better than expected case incurred loss development, primarily as a result of both claim frequency and severity emergence being less than anticipated, and

•	Management liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.
•	For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Professional liability and management liability coverages due to better than expected case incurred loss development primarily as a result of claim severity being less than anticipated.

•	General liability and commercial automobile and commercial property coverages due to better than expected case incurred loss development, primarily as a result of both claim frequency and severity emergence being less than anticipated.
•	For accident year 2004, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Professional liability, commercial general liability, rental leasing and management liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.
•	For accident year 2003 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for:
•	Professional liability and management liability coverages due to better than expected case incurred loss development primarily as a result of claim severity emergence being less than anticipated.

•	Commercial general liability coverages due to better than expected case incurred loss development primarily as a result of both claim frequency and severity emergence being less than anticipated.

During 2006, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2005 and prior by the following amounts:

(In Millions)	Net Loss and Loss Adjustment Expenses
	increase (decrease)
		Professional/
		Management
	Commercial	Liability	Rental/Leasing
Accident Year	Coverages	Coverages	Auto Coverages	Other	Total
2005	$(52.0)	$(5.0)	$(1.0)	$(1.2)	$(59.2)
2004	$(11.6)	$1.9	$(2.8)	$(0.1)	$(12.6)
2003	$(0.3)	$(6.8)	$(3.7)	$(0.2)	$(11.0)
2002 & Prior	$(1.0)	$(1.6)	$(6.3)	$0.3	$(8.6)

Total	$(64.9)	$(11.5)	$(13.8)	$(1.2)	$(91.4)

The changes in the estimated net unpaid loss and loss adjustment expenses for prior year accident years during 2006 were primarily attributable to the following:
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
During 2005, the Company increased/(decreased) the estimated total net unpaid losses and loss adjustment expenses for prior accident years by the following amounts:

(In millions)	Net Loss and Loss Adjustment Expenses
	increase (decrease)
		Professional/
		Management
	Commercial	Liability	Rental/Leasing
Accident Year	Coverages	Coverages	Auto Coverages	Other	Total
2004	$(12.7)	$(7.6)	$(4.3)	$0.4	$(24.2)
2003	$3.5	$(2.4)	$(0.5)	$1.0	$1.6
2002	$(0.6)	$(2.0)	$(3.4)	$(1.0)	$(7.0)
2001 & Prior	$1.9	$(0.7)	$(0.9)	$(0.6)	$(0.3)

Total	$(7.9)	$(12.7)	$(9.1)	$(0.2)	$(29.9)

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
9. Loans Payable
Two of the Company’s insurance subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The borrowing capacity will provide an immediately available line of credit. As of December 31, 2007 and 2006, the insurance subsidiaries had no borrowings outstanding, and the unused borrowing capacity was $708.4 million as of December 31, 2007.
10. Income Taxes
The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2007 and 2006 are as follows (in thousands):

	As of December 31,
	2007	2006
Deferred Income Tax Assets:
Unearned Premium	$53,683	$48,159
Loss Reserve Discounting	42,044	39,548
State Insurance Related Assessments	4,791	4,509
Fair Value of Equity Based Compensation	7,674	3,125
Deferred Compensation	4,634	2,645
Net Realized Investment Losses	2,837	1,544
Deferred Compensation Liability For Preferred Agent Profit Sharing	11,796	—
Other Assets	979	330

Total Deferred Income Tax Assets	128,438	99,860

Deferred Income Tax Liabilities:
Deferred Acquisition Costs	64,556	55,582
Unrealized Appreciation of Securities	18,506	13,380
Property and Equipment Basis	1,357	2,495
Net Investment Income	781	869
Other Liabilities	383	877

Total Deferred Income Tax Liabilities	85,583	73,203

Net Deferred Income Tax Asset	$42,855	$26,657

Based on the Company’s federal tax loss and capital loss carryback availability, expected levels of future pre-tax financial statement income and federal taxable income, the Company believes that it is more likely than not that the existing deductible temporary differences will reverse during periods in which net federal taxable income is generated or have adequate federal carryback availability. As a result, no valuation allowance is recognized for deferred income tax assets as of December 31, 2007 or 2006.
On January 1, 2007 the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As a result of the implementation, no adjustment to the beginning balance of retained earnings was deemed necessary. The following table represents a reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefits (dollars in thousands):

Amount
Balance as of January 1, 2007	$175
Additions for Tax Positions Related to the Current Year	—
Additions for Tax Positions Related to Prior Years	6,641
Reductions for Tax Positions Related to Prior Years	—
Settlements with Taxing Authorities	(6,641)

Balance as of December 31, 2007	$175

As of December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.2 million. The Company does not believe that it is reasonably possible that the $0.2 million of unrecognized tax benefits as of December 31, 2007 shown in the table above will significantly increase or decrease within the next twelve months.
Interest and penalties accrued for the underpayment of taxes are recorded as a component of income tax expense. The Company recognized a $0.7 million benefit related to interest and penalties, which reduced income tax expense for the year ended December 31, 2007. The liability for interest and penalties was $0.1 million and $1.7 million as of December 31, 2007 and 2006, respectively.
The Company and its subsidiaries file Federal and State income tax returns as required, and is subject to Federal and State examinations for tax years 2002 through 2006, and 2004 through 2006, respectively.
The following table summarizes the differences between the Company’s effective tax rate for financial statement purposes and the federal statutory rate (dollars in thousands):

	Amount of Tax	Percent

For the year ended December 31, 2007:
Federal Tax at Statutory Rate	$170,297	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(14,460)	(3)
State Income Tax Expense	2,086	1
Other, Net	561	—

Income Tax Expense	$158,484	33%

For the year ended December 31, 2006:
Federal Tax at Statutory Rate	$152,129	35%
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(10,444)	(2)
State Income Tax Expense	2,290	1
Other, Net	1,830	—

Income Tax Expense	$145,805	34%

For the year ended December 31, 2005:
Federal Tax at Statutory Rate	$84,286	35%
Non-deductible Goodwill Impairment Loss	9,003	4
Nontaxable Municipal Bond Interest and Dividends Received Exclusion	(8,616)	(4)
Other, Net	(545)	—

Income Tax Expense	$84,128	35%

Philadelphia Insurance has entered into tax sharing agreements with each of its subsidiaries. Under the terms of these agreements, the income tax provision is computed as if each subsidiary were filing a separate federal income tax return, including adjustments for the income tax effects of net operating losses and other special tax attributes, regardless of whether those attributes are utilized in the Company’s consolidated federal income tax return. As of December 31, 2007 and 2006, income taxes payable amounting to $0.9 million and $6.2 million, respectively were included in Other Liabilities in the Consolidated Balance Sheets.
11. Shareholders’ Equity
Basic and diluted earnings per share are calculated as follows (dollars and share data in thousands, except per share data):

	As of and For the Years Ended December 31,
	2007	2006	2005

Weighted-Average Common Shares Outstanding	70,382	69,796	68,551
Weighted-Average Share Equivalents Outstanding	3,845	3,674	4,534

Weighted-Average Shares and Share Equivalents Outstanding	74,227	73,470	73,085

Net Income	$326,813	$288,849	$156,688

Basic Earnings Per Share	$4.64	$4.14	$2.29

Diluted Earnings Per Share	$4.40	$3.93	$2.14

The following tables presents stock appreciation rights (“SARS”) that were outstanding during the second half of 2007, but were not included in the computation of earnings per share for 2007 because the SARS’ hypothetical option price was greater than the average market prices of the Company’s common shares for 2007:

	Hypothetical	Expiration Date
SARS Outstanding as of December 31, 2007	Option Price	of SAR
407,446	$47.52	February 21, 2017
25,000	$43.44	March 19, 2017
661	$42.41	May 1, 2017
During 2006, 30,000 SARS, which were granted at a hypothetical option price of $39.95 per SAR, were outstanding during the fourth quarter of 2006, but were not included in the computation of earnings per share for 2006 because the SARS’ hypothetical option price was greater than the average market price of the Company’s common shares for 2006. The SARS, which expire on September 28, 2016, were outstanding as of December 31, 2006.
During 2005, options to purchase 45,000 shares of the Company’s common stock, which were granted at an exercise price of $28.30 per share, were outstanding during the fourth quarter of 2005, but were not included in the computation of earnings per share for 2005 because the options’ price was greater than the average market price of the Company’s common shares for 2005. The options, which expire on October 3, 2015, were outstanding as of December 31, 2005.
The Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) (formerly known as Philadelphia Consolidated Holding Corp. Stock Option Plan) provides incentives and awards to those employees and members of the Board of Directors (“participants”) largely responsible for the long term success of the Company.
The maximum number of shares of the Company’s common stock which may be subject to awards granted under the Plan is 18,750,000. The Plan permits (but does not require) the grant of restricted stock awards under conditions meeting the “performance based” compensation requirements of Section 162(m) of the Internal Revenue Code. The maximum number of shares includes all shares previously available for grants under the stock option plan prior to the adoption of this Plan. As of December 31, 2007, 4,467,018 shares of common stock remain reserved for future issuance pursuant to awards granted under the Plan. Under the Plan, the Company may grant stock options, SARS, restricted stock awards and restricted stock units to participants. Stock options, restricted stock awards and SARS have been granted to certain employees, and restricted stock awards have been granted to the Company’s non-employee directors pursuant to the Plan as of December 31, 2007.
During 2007, the Company granted SARS and restricted stock awards to certain employees and granted restricted stock awards to its non-employee directors. All stock options that have been granted have provided for the purchase of common stock at a price not less than the fair market value on the grant date. A SAR grant consists of a right that is the economic equivalent of a stock option that could have been granted under the Plan, except that on the exercise of a SAR, the employee receives shares of the Company’s common stock having a fair market value that is equal to the fair market value of the shares of common stock that would be subject to such hypothetical option, reduced by the amount that would be required to be paid by the employee as the purchase price upon exercise of such hypothetical option. All grants of SARS have provided for a hypothetical option purchase price of not less than the fair market value on the grant date. Stock options and SARS are generally exercisable after the expiration of five years following the grant date and expire ten years following the grant date. Compensation expense for stock options and SARS is recognized ratably over the vesting period. Stock options and SARS are generally forfeited by participants who terminate employment prior to vesting.
Compensation expense for restricted stock awards is recognized ratably over the vesting period (“Restriction Period”). Stock subject to restricted stock awards granted to employees during 2007 become free of the risk of forfeiture (i.e., become vested) generally after the expiration of five years following the grant date (the applicable Restriction Period). Stock subject to restricted stock awards granted to the Company’s non-employee directors during 2007 become free of the risk of forfeiture after the expiration of three years following the grant date. Generally, if a participant terminates employment prior to the expiration of the Restriction Period, the award will lapse and all shares of common stock still subject to the restriction are forfeited.
     The following table presents certain information regarding stock option transactions.

	As of and For the Years Ended December 31,
	2007		2006		2005
		Exercise Price		Exercise Price		Exercise Price
	Options	Per Option(1)	Options	Per Option(1)	Options	Per Option(1)

Outstanding at beginning of year	7,039,098	$14.45	8,483,991	$13.54	7,931,100	$10.86
Granted	—	$—	—	$—	1,485,000	$23.34
Exercised	(611,268)	$10.83	(1,076,643)	$6.22	(854,859)	$5.36
Canceled	(21,750)	$18.67	(368,250)	$17.61	(77,250)	$17.58

Outstanding at end of year	6,406,080	$14.78	7,039,098	$14.45	8,483,991	$13.54

Exercisable at end of year	2,428,830	$9.77	1,746,348	$8.31	1,474,491	$6.18

Weighted-average fair value of options granted during the year (2)		$—		$—		$9.40
The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $19.6 million and $29.3 million, respectively.

(1)	Weighted Average.

(2)	The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.
The aggregate intrinsic value of outstanding and exercisable options as of December 31, 2007 was $157.4 million and $71.8 million, respectively. The total fair value of exercisable options as of December 31, 2007 was $9.6 million. The weighted average remaining contractual life of options outstanding as of December 31, 2007 was 5.3 years.
The following table presents information regarding SARS transactions during the years ended December 31, 2007 and 2006.

	As of and for the Year Ended	As of and for the Year Ended
	December 31, 2007	December 31, 2006
	SARS	SARS
Outstanding at beginning of period	949,000	—
Granted	436,607	949,000
Exercised	—	—
Canceled	(4,500)	—

Outstanding at end of period	1,381,107	949,000

Weighted-average fair value of SARS granted during the period (1)	$19.59	$14.45

(1)	The Company uses the Black-Scholes pricing model to calculate the fair value of the SARS awarded as of the date of grant.
There were no exercisable SARS outstanding as of December 31, 2007 or 2006. The aggregate intrinsic value of outstanding SARS as of December 31, 2007 and 2006 was $5.7 million, and $10.6 million, respectively. The weighted average remaining contractual life of SARS outstanding as of December 31, 2007 and 2006 was 8.5 years and 9.1 years, respectively.

The following table presents information regarding restricted stock award transactions for the years ended December 31, 2007 and 2006.

	As of and for the Year Ended
	December 31, 2007		December 31, 2006
		Weighted Average		Weighted Average
	Restricted Stock	Grant Date Fair	Restricted Stock	Grant Date Fair
	Shares	Value	Shares	Value

Unvested at beginning of period	178,459	$29.53	141,465	$27.75
Granted	146,884	$47.21	47,080	$34.57
Vested	(50)	$47.52	—	$—
Forfeited	(10,743)	$36.15	(10,086)	$28.17

Unvested at end of period	314,550	$37.56	178,459	$29.53

As of December 31, 2007, there was $30.4 million of pre-tax unrecognized compensation costs related to stock options, SARS and restricted stock granted under the Company’s Plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.
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

	For the Year Ended December 31,
	2007	2006	2005
Expected Stock Volatility	29.1% - 32.4%	33.4% - 35.5%	33.9%
Weighted Average Expected Stock Volatility	33.1%	33.9%	33.9%
Risk-Free Interest Rate	4.5% - 4.7%	4.4% - 4.8%	3.8% - 4.3%
Weighted Average Risk-Free Interest Rate	4.6%	4.6%	3.8%
Expected Life (Years)	6.0 — 9.0	6.0 — 9.0	6.0
Weighted Average Expected Life (Years)	6.5	6.5	6.0
Expected Dividends	0.0%	0.0%	0.0%
The Company has established the following stock purchase plans:
Employee Stock Purchase Plan (the “Stock Purchase Plan”): The aggregate maximum number of shares that may be issued pursuant to the Stock Purchase Plan, as amended, is 3,000,000. Shares may be purchased under the Stock Purchase Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of two years from the first day of the offering period. The purchase price of shares may be paid by the employee over six years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Stock Purchase Plan and are interest free. Under the Stock Purchase Plan, the Company issued 99,481 shares and 180,322 shares in 2007 and 2006, respectively. The weighted-average fair value per share of those purchase rights granted in 2007 and 2006 was $7.43 and $5.94, respectively.
The Nonqualified Employee Stock Purchase Plan (the “Nonqualified Stock Plan”): The aggregate maximum number of shares that may be issued pursuant to the Nonqualified Stock Plan is 6,000,000. Shares may be purchased under the Nonqualified Stock Plan by eligible employees during designated one-month offering periods established by the Compensation Committee of the Board of Directors at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of five years from the first day of the offering period. The purchase price of shares may be paid by the employee over nine years pursuant to the execution of a promissory note. The promissory note(s) are collateralized by such shares purchased under the Nonqualified Stock Plan and are interest free. Under the Nonqualified Stock Plan, the Company issued 399,274 shares and 385,630 shares in 2007 and 2006, respectively. The weighted-average fair value per share of those purchase rights granted in 2007 and 2006 was $7.44 and $6.55, respectively.
Directors Stock Purchase Plan (“Directors Plan”): The Directors Plan has been established for the benefit of non-employee Directors. The aggregate maximum number of shares that may be issued pursuant to the Directors Plan is 125,000. Non-employee Directors, during monthly offering periods, may designate a portion of his or her fees to be used for the purchase of shares under the terms of the Directors Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Under the Directors Plan, the Company issued 7,526 shares and 8,635 shares in 2007 and 2006, respectively. The weighted-average fair value per share of those purchase rights granted in 2007 and 2006 was $7.56 and $6.14, respectively.
Preferred Agents Stock Purchase Plan (“Preferred Agents Plan”): The Preferred Agents Plan has been established for the benefit of eligible Preferred Agents. The aggregate maximum number of shares that may be issued pursuant to the Preferred Agents Plan is 600,000. During designated offering periods, eligible Preferred Agents may either remit cash or have the Company withhold from commissions or other compensation amounts to be used for the purchase of shares under the terms of the Preferred Agents Plan at a purchase price of the lesser of 85% of the fair market value of the shares on the first business day of the offering period or the date the shares are purchased. Shares purchased are restricted for a period of two years from the first day of the offering period. During 2007, there were no shares issued under the plan. During 2006, the Company issued 60,492 shares under the plan. The weighted-average fair value of those purchase rights granted during 2006 was $5.80.
12. Stock Repurchase Authorization
During the three years ended December 31, 2007, there were no repurchases under the Company’s stock repurchase authorization. As of December 31, 2007 and 2006, $45.0 million remains available under a $75.3 million stock purchase authorization.
13. Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options, stock settled appreciation rights (“SARS”), restricted stock and employee and director stock purchases related to the Employee Stock Purchase Plan, Nonqualified Employee Stock Purchase Plan, and Directors Stock Purchase Plan based on fair values. The Company’s financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2007 and 2006 included compensation expense for:
•	Share-based payment awards granted prior to, but not yet vested as of December 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and

•	Compensation expense for the share-based payment awards granted subsequent to December 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and SARS was $9.9 million and $7.3 million, before income taxes for the years ended December 31, 2007 and 2006, respectively.
Share-based compensation expense related to restricted stock grants and employee and director stock purchase plans was $5.6 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively.

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
As the share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
SFAS 123(R) requires that share-based compensation cost is recorded in the financial statements in the same classifications as the related employees’ cash compensation. Accordingly, upon adoption of SFAS 123(R), a portion of the share-based compensation cost related to unvested awards and new awards has been capitalized as part of the Company’s Deferred Acquisition Costs. As of December 31, 2007 and 2006, approximately $2.7 million and $2.3 million, respectively, of share-based compensation cost is included in Deferred Acquisition Costs on the Consolidated Balance Sheet.
The effect of recording share-based compensation expense for the years ended December 31, 2007 and 2006 is as follows:
(In thousands, except per share amounts)

	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2006

Stock-based compensation expense	$15,507	$10,028
Tax benefit	(5,427)	(3,510)

Net decrease in net income	$10,080	$6,518

Stock-based compensation cost capitalized (gross of amortization) as deferred acquisition costs	$5,361	$4,634

Effect on:
Cash flows from operating activities	$783	$1,531
Cash flows from financing activities	$5,925	$8,646

Effect on:
Net earnings per share — Basic	$0.10	$0.09
Net earnings per share — Diluted	$0.01	$0.01
14. Reinsurance
In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligation to policyholders. The loss and loss adjustment expense reserves ceded under such arrangements were $170.0 million and $187.8 million as of December 31, 2007 and 2006, respectively.
The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The percentage of ceded reinsurance receivables (excluding amounts ceded to voluntary and mandatory pool mechanisms) that are with reinsurers rated “A” (Excellent) or better by A.M. Best Company, or are fully collateralized was 93.5% and 92.4% as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company did not have any aggregate unsecured reinsurance receivables due from a single reinsurer that exceeded 3% of shareholders’ equity. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and unearned premium less reinsurance receivables secured by collateral.
The effect of reinsurance on premiums written and earned is as follows (in thousands):

	Written	Earned

For the Year Ended December 31, 2007:
Direct Business	$1,688,743	$1,600,280
Reinsurance Assumed	3,480	3,817
Reinsurance Ceded	232,590	224,854

Net Premiums	$1,459,633	$1,379,243

Reinsurance Assumed as a Percentage of Net	0.2%	0.3%

For the Year Ended December 31, 2006:
Direct Business	$1,488,839	$1,361,057
Reinsurance Assumed	4,409	4,301
Reinsurance Ceded	210,384	196,056

Net Premiums	$1,282,864	$1,169,302

Reinsurance Assumed as a Percentage of Net	0.3%	0.4%

For the Year Ended December 31, 2005:
Direct Business	$1,260,693	$1,161,284
Reinsurance Assumed	4,222	4,012
Reinsurance Ceded	154,144	188,649

Net Premiums	$1,110,771	$976,647

Reinsurance Assumed as a Percentage of Net	0.4%	0.4%

15. Compensation Plans
The Company has a defined contribution Profit Sharing Plan, which includes a 401K feature, covering substantially all employees. Under the plan, employees may contribute up to an annual maximum of the lesser of 15% of eligible compensation or the applicable Internal Revenue Code limit in a calendar year. The Company makes a matching contribution in an amount equal to 75% of the participant’s pre-tax contribution, subject to a maximum of 6% of the participant’s eligible compensation. The Company may also make annual discretionary profit sharing contributions at each plan year end. Participants are fully vested in the Company’s contribution upon completion of four years of service. The Company’s total contributions to the plan were $2.3 million, $1.8 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.
The Company sponsors an unfunded nonqualified key employee deferred compensation plan. Under the plan, deferred compensation benefits are provided through deferrals of base salary and bonus compensation (“Employee Deferrals”) and discretionary contributions by the Company (“Employer Contributions”) for a select group of management and highly compensated employees of the Company and its subsidiaries. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s interest in the portion of his or her plan deferral account that is attributable to Employee Deferrals are fully vested at all times. That portion of a participant’s plan deferral account attributable to Employer Contributions generally will vest over the course of a five year period beginning on the last day of the first year after the plan year for which the Employer Contribution was made. The amounts in each participant’s plan deferral account represent an obligation of the Company to pay the participant at some time in the future. The Company had a deferred compensation obligation pursuant to the plan amounting to $8.8 million and $6.8 million as of December 31, 2007 and 2006, respectively.
The Company also sponsors an unfunded nonqualified executive deferred compensation plan. Under the plan, deferred compensation benefits are provided by the Company through deferrals of base salary and bonus compensation for management and highly compensated executives designated by the Board of Directors. Each participant is permitted to specify an investment or investments from among permissible investments which shall be the basis for determining the gain or loss adjustment applicable to such participant’s plan deferral account. A participant’s benefit under the plan is the amount of such participant’s plan deferral amount. The

Company had a deferred compensation obligation pursuant to the plan amounting to $3.2 million and $3.8 million as of December 31, 2007 and 2006, respectively.
16. Commitments and Contingencies
The Company is subject to routine legal proceedings in connection with its property and casualty insurance business. The Company also is not involved in any pending or threatened legal or administrative proceedings which management believes can reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.
Operating Leases:
The Company currently leases office space to serve as its headquarters location and 45 regional and field offices throughout the country. In addition, the Company leases certain computer equipment and licenses certain computer software. Rental expense for operating leases was $7.1 million, $5.5 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 were as follows (in thousands):

Year Ending December 31:
2008	$5,973
2009	5,595
2010	4,959
2011	4,625
2012 and Thereafter	7,803

Total Minimum Payments Required	$28,955

Open Commitments:
As of December 31, 2007, the Company has open commitments of $4.1 million under certain limited partnership, information technology and corporate sponsorship agreements.
Credit Agreement:
Effective June 29, 2007, the Company amended its unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time. The amended Credit Agreement has a maturity date of June 27, 2008 and contains an annual commitment fee of 6.0 basis points per annum on the unused commitments under the Credit Agreement. Each loan under the amended Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.35% or (ii) the higher of the administrative agent and lender’s prime rate and the Federal Funds rate plus 0.50%. As of December 31, 2007, no borrowings have been made by the Company under this Credit Agreement.
The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of December 31, 2007, the Company was in compliance with all covenants contained in the Credit Agreement.
State Insurance Guaranty Funds:
As of December 31, 2007 and 2006, included in Other Liabilities in the Consolidated Balance Sheets were $13.2 million and $15.1 million, respectively, of liabilities for state insurance guaranty funds. As of December 31, 2007 and 2006, included in Other Assets in the Consolidated Balance Sheets were $0.2 million and $0.2 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon policy surcharges from policies in force.
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
Florida Hurricane Catastrophe Fund:
The Company and other insurance companies writing residential property policies in Florida must participate in the Florida Hurricane Catastrophe Fund (“FHCF”). If the FHCF does not have sufficient funds to pay its ultimate reimbursement obligations to participating insurance companies, it has the authority to issue bonds, which are funded by assessments on generally all property and casualty premiums in Florida. By law, these assessments are the obligation of insurance policyholders, which insurance companies must collect. The FHCF assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. Upon the order of the Florida Office of Insurance Regulation (“FLOIR”), companies are required to collect the FHCF assessments directly from their policyholders and remit them to the FHCF as they are collected.
17. Summary of Quarterly Financial Information — Unaudited
The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2007 and 2006 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown (in thousands, except share and per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007 (1)	2007 (1)	2007 (1)	2007 (1)
Net Earned Premiums	$318,718	$337,315	$359,149	$364,061
Net Investment Income	$26,973	28,522	$30,199	$31,530
Net Realized Investment Gain (Loss)	$1,757	$28,064	$2,817	$(3,072)
Net Loss and Loss Adjustment Expenses	$150,505	$148,589	$144,805	$175,054
Acquisition Costs and Other Underwriting Expenses	$96,904	$101,746	$101,252	$113,201
Net Income	$65,980	$94,401	$96,244	$70,188
Basic Earnings Per Share	$0.94	$1.34	$1.37	$0.99
Diluted Earnings Per Share	$0.89	$1.27	$1.30	$0.94
Weighted-Average Common Shares Outstanding	70,148,787	70,361,554	70,457,765	70,553,136
Weighted-Average Share Equivalents Outstanding	4,054,030	3,835,617	3,599,654	3,858,124

Weighted-Average Shares and Share Equivalents Outstanding	74,202,817	74,197,171	74,057,419	74,411,260

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006 (2)	2006 (2)	2006 (2)	2006 (2)
Net Earned Premiums	$276,546	$288,794	$296,366	$307,596
Net Investment Income	$20,062	21,677	$23,833	$26,127
Net Realized Investment Loss	$(394)	$(2,412)	$(6,976)	$(79)
Net Loss and Loss Adjustment Expenses	$143,665	$108,755	$84,706	$131,086
Acquisition Costs and Other Underwriting Expenses	$77,017	$85,337	$89,052	$86,861
Net Income	$50,321	$74,857	$89,890	$73,781
Basic Earnings Per Share	$0.73	$1.07	$1.28	$1.05
Diluted Earnings Per Share	$0.70	$1.03	$1.22	$1.00
Weighted-Average Common Shares Outstanding	69,377,774	69,775,336	69,991,728	70,029,636
Weighted-Average Share Equivalents Outstanding	2,982,230	2,721,730	3,488,999	3,887,446

Weighted-Average Shares and Share Equivalents Outstanding	72,360,004	72,497,066	73,480,727	73,917,082

(1)	Net Realized Investment Gain (Loss) for the three months ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 includes non-cash realized losses of $2.5 million, $0.1 million, $1.1 million, and $4.2 million, respectively, as a result of impairment evaluations.

(2)	Net Realized Investment Loss for the three months ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 includes non-cash realized losses of $0.7 million, $0.6 million, $5.7 million, and $1.8 million, respectively, as a result of impairment evaluations.
18. Segment Information
The Company’s operations are classified into three reportable business segments which are organized around its three underwriting divisions:
•	The Commercial Lines Underwriting Group which has underwriting responsibility for the commercial multi-peril package, commercial automobile, specialty property and inland marine, and antique/collector car insurance products;

•	The Specialty Lines Underwriting Group which has underwriting responsibility for professional and management liability products; and

•	The Personal Lines Group which has underwriting responsibilities for personal property insurance products for homeowners and manufactured housing markets in Florida, and the National Flood Insurance Program for bother personal and commercial policy holders.
Each business segment’s responsibilities include: pricing, managing the risk selection process, and monitoring the loss ratios by product and insured. The reportable segments operate solely within the United States and have not been aggregated.
The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment’s performance based upon premium production and the associated loss experience which includes paid losses, an amount determined on the basis of claim adjusters’ evaluation with respect to insured events that have occurred and an amount for losses incurred that have not yet been reported. Investments and investment performance including investment income and net realized investment gain; acquisition costs and other underwriting expenses including commissions, premium taxes and other acquisition costs; and other operating expenses are managed at a corporate level by the corporate accounting function in conjunction with other corporate departments and are included in “Corporate.”
Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements (in thousands):

	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2007:
Gross Written Premiums	$1,388,181	$245,220	$58,822	$—	$1,692,223

Net Written Premiums	$1,266,547	$200,515	$(7,429)	$—	$1,459,633

Revenue:
Net Earned Premiums	$1,174,779	$188,985	$15,479	$—	$1,379,243
Net Investment Income	—	—	—	117,224	117,224
Net Realized Investment Gain	—	—	—	29,566	29,566
Other Income	—	—	2,363	1,198	3,561

Total Revenue	1,174,779	188,985	17,842	147,988	1,529,594

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	537,999	71,561	9,393	—	618,953
Acquisition Costs and Other Underwriting Expenses	—	—	—	413,103	413,103
Other Operating Expenses	—	—	1,407	10,834	12,241

Total Losses and Expenses	537,999	71,561	10,800	423,937	1,044,297

Income Before Income Taxes	636,780	117,424	7,042	(275,949)	485,297
Total Income Tax Expense	—	—	—	158,484	158,484

Net Income	$636,780	$117,424	$7,042	$(434,433)	$326,813

Total Assets	$—	$—	$89,063	$4,010,875	$4,099,938

2006:
Gross Written Premiums	$1,169,468	$227,567	$96,213	$—	$1,493,248

Net Written Premiums	$1,080,248	$181,358	$21,258	$—	$1,282,864

Revenue:
Net Earned Premiums	$966,281	$173,974	$29,047	$—	$1,169,302
Net Investment Income	—	—	—	91,699	91,699
Net Realized Investment Loss	—	—	—	(9,861)	(9,861)
Other Income	—	—	2,031	599	2,630

Total Revenue	966,281	173,974	31,078	82,437	1,253,770

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	343,575	109,462	15,175	—	468,212
Acquisition Costs and Other Underwriting Expenses	—	—	—	338,267	338,267
Other Operating Expenses	—	—	1,407	11,230	12,637

Total Losses and Expenses	343,575	109,462	16,582	349,497	819,116

Income Before Income Taxes	622,706	64,512	14,496	(267,060)	434,654
Total Income Tax Expense	—	—	—	145,805	145,805

Net Income	$622,706	$64,512	$14,496	$(412,865)	$288,849

Total Assets	$—	$—	$133,182	$3,305,355	$3,438,537

2005:
Gross Written Premiums	$960,344	$205,306	$99,265	$—	$1,264,915

Net Written Premiums	$904,707	$159,112	$46,952	$—	$1,110,771

Revenue:
Net Earned Premiums	$778,407	$151,678	$46,562	$—	$976,647
Net Investment Income	—	—	—	63,709	63,709
Net Realized Investment Gain	—	—	—	9,609	9,609
Other Income	—	—	943	521	1,464

Total Revenue	778,407	151,678	47,505	73,839	1,051,429

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	375,590	93,824	34,592	—	504,006
Acquisition Costs and Other Underwriting Expenses	—	—	—	263,759	263,759
Other Operating Expenses	—	—	370	16,754	17,124
Goodwill Impairment Loss	—	—	25,724	—	25,724

Total Losses and Expenses	375,590	93,824	60,686	280,513	810,613

Income Before Income Taxes	402,817	57,854	(13,181)	(206,674)	240,816
Total Income Tax Expense	—	—	—	84,128	84,128

Net Income	$402,817	$57,854	$(13,181)	$(290,802)	$156,688

Total Assets	$—	$—	$227,122	$2,700,704	$2,927,826

Summarized revenue information by product grouping for the Company’s three reportable business segments for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

Commercial Lines Net Earned Premiums
Commercial Package	$1,069,843	$892,633	$699,514
Specialty Property	59,628	45,060	38,048
Commercial Auto	21,801	22,733	23,574
Antique/Collector Auto	19,904	814	—
All Other	3,603	5,041	17,271

Total Commercial Lines	1,174,779	966,281	778,407

Specialty Lines Net Earned Premiums
Management Liability	104,254	79,392	61,170
Professional Liability	84,731	94,582	90,508

Total Specialty Lines	188,985	173,974	151,678

Personal Lines Net Earned Premiums
Homeowners and Manufactured Housing	15,479	29,047	46,562
National Flood Insurance Program	—	—	—

Total Personal Lines Net Earned Premiums	15,479	29,047	46,562

Other Income	2,363	2,031	943

Total Personal Lines	17,842	31,078	47,505

Corporate
Net Investment Income	117,224	91,699	63,709
Net Realized Investment Gain (Loss)	29,566	(9,861)	9,609
Other Income	1,198	599	521

Total Corporate	147,988	82,437	73,839

Total Revenue	$1,529,594	$1,253,770	$1,051,429

19. Subsequent Event
On February 26, 2008, the Company received a complaint filed on February 14, 2008 with the U.S. District Court for the Southern District of Florida by seven individuals. These individuals purported to act on behalf of a class of similarly situated persons who had been issued insurance policies by Liberty American Select Insurance Company, formerly known as Mobile USA Insurance Company (“LASIC”). The complaint, which is alleged to be a “class action complaint”, was filed against Philadelphia Insurance and its subsidiaries, LASIC, Liberty American Insurance Company and Liberty American Insurance Group, Inc. The complaint requests an unspecified amount of damages “in excess of $5,000,000” and equitable relief to prevent the defendants from committing what are alleged to be unfair business practices. The plaintiffs allege that from the period from at least as early as September 1, 2003 through December 31, 2006 they and other policyholders sustained property damage covered under policies issued by LASIC, and that LASIC improperly denied or paid only a portion of the policyholders’ claims for which they were entitled to be reimbursed.
The Company believes that it has valid defenses to the claims made in the complaint, and that the claims may not be entitled to be brought as a class action. The Company will vigorously defend against such claims. Although there is no assurance as to the outcome of this litigation or as to its effect on the Company’s financial position, the Company believes, based on the facts currently known to it, that the outcome of this litigation will not have a material adverse effect on its financial position.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.
Item 9A. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

An evaluation was performed by our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and made known to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2007. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to information included in the Proxy Statement under the captions “Nominees for Director’, Director Independence”, “Independent Directors”, “Audit Committee”, “Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance”.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to information included in the Proxy Statement under the captions “Executive Compensation”, and “Compensation Committee Report”.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	The information required by this Item is incorporated by reference to information included in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to information included in the Proxy Statement under the caption “Additional Information Regarding the Board”.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to information included in the Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV
Item 15. — EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) Financial Statements and Exhibits
     1. The Financial Statements and Financial Statement Schedules listed in the accompanying index on page 60 are filed as part of this Report.
     2. Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.		Description

3.1	A	Articles of Incorporation of Philadelphia Insurance, as amended.

3.1.1	A	Amendment to Articles of Incorporation of Philadelphia Insurance.

3.1.2	G	Amendment to Articles of Incorporation of Philadelphia Insurance.

3.2	P	By-Laws of Philadelphia Consolidated Holding Corp. (as Amended through April 29, 2005).

10.1	A	General Agency Agreement, effective December 1, 1987, between MIA and Providence Washington Insurance Company, as amended to date, together with related Quota Share Reinsurance Agreements, as amended to date.

10.2	A (1)	Wheelways Salary Savings Plus Plan Summary Plan Description.

10.3	A	Key Man Life Insurance Policies on James J. Maguire.

10.4	A	Tax Sharing Agreement, dated July 16, 1987, between Philadelphia Insurance and PIC, as amended to date.

10.5	A	Tax Sharing Agreement, dated November 1, 1986, between Philadelphia Insurance and PIIC, as amended to date.

10.6	C (1)	Management Agreement dated May 20, 1991, between PIIC and MIA, as amended September 25, 1996.

10.7	C (1)	Management Agreement dated October 23, 1991, between PIC and MIA, as amended September 25, 1996.

10.8	B (1)	Employee Stock Purchase Plan.

10.9	B (1)	Cash Bonus Plan.

10.10	B (1)	Executive Deferred Compensation Plan.

10.11	D (1)	Directors Stock Purchase Plan.

10.12	F	Plan and Agreement of Merger Between Philadelphia Consolidated Holding Corp. and The Jerger Co. Inc.

10.13	G(1)	Philadelphia Insurance Companies Non Qualified Employee Stock Purchase Plan — incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (file no. 333-91216) filed with the Securities and Exchange Commission on June 26, 2002.

10.14	G (1)	Philadelphia Insurance Companies Key Employee Deferred Compensation Plan — incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (file no. 333-90534) filed with the Securities and Exchange Commission on June 14, 2002.

10.15	H (1)	Employment Agreement with James J. Maguire effective June 1, 2002.

10.16	I	AQS, Inc. Software License Agreement, dated October 1, 2002.

Exhibit No.		Description

10.17	K	Quota Share Reinsurance Contract with Swiss Reinsurance America Corporation effective May 15, 2003 covering policies within the Custom Harvest Program.

10.18	K	Excess of Loss Agreement of Reinsurance No. 9034 with General Reinsurance Corporation effective January 1, 2003.

10.19	K	Addendum No. 3 to the Casualty Excess of Loss Reinsurance Agreement No. TC988A, B with Swiss Reinsurance American Corporation effective January 1, 2003.

10.20	K	Property Excess of Loss Agreement of Reinsurance No. TP1600E with Swiss Reinsurance America Corporation effective January 1, 2003.

10.21	K	Casualty Excess of Loss Reinsurance Contract with American Re-Insurance Company, Converium Reinsurance (North America) Inc., Endurance Specialty Insurance Limited, Liberty Mutual Insurance Company effective January 1, 2003.

10.22	L	Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015555 and Philadelphia Indemnity Insurance Company Master Policy PHUB015555-01.

10.23	L	Casualty Semi-Automatic Excess of Loss Reinsurance Contract with Endurance Specialty Insurance, Ltd. effective March 1, 2003 RE: Philadelphia Insurance Company Master Policy PHUB015557 and Philadelphia Indemnity Insurance Company Master Policy PHUB015557-01.

10.24	M	Whole Account Net Quota Share Reinsurance Contract effective as of January 1, 2004 (Addendum No. 1).

10.25	M	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective as of June 1, 2004.

10.26	M	Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2004.

10.27	M	Property Per Risk 1st and 2nd Excess Reinsurance Contract effective as of January 1, 2004 (Endorsement No. 1).

10.28	M(1)	Amended and Restated Employment Agreement with James J. Maguire effective as of January 1, 2004.

10.29	N	Gap Quota Share Reinsurance Contract effective as of April 1, 2004.

10.30	N	Casualty (Clash) Excess of Loss effective January 1, 2004.

10.31	N	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Liberty American Insurance Company).

10.32	N	Florida Hurricane Catastrophe Fund Amended Reinsurance Contract effective June 1, 2004 (Mobile USA Insurance Company).

10.33	O	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004.

10.34	O	Underlying Excess Catastrophe and Reinstatement Premium Protection Reinsurance Contract effective July 1, 2004.

10.35	O	35% Florida Only Third and Fourth Catastrophe Event Reinsurance Contract effective September 2, 2004.

10.36	O	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective September 3, 2004.

10.37	P	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.38	P	$50 million excess of $90 million Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

Exhibit No.		Description

10.39	P	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective September 1, 2004 with the Subscribing Reinsurers.

10.40	P	$5 million excess of $190 million Florida Only Catastrophe Excess Reinsurance Contract effective September 10, 2004 with the Subscribing Reinsurers.

10.41	P	Underlying Excess Catastrophe Reinsurance Contract effective July 1, 2004 with the Subscribing Reinsurers.

10.42	P	Casualty Excess of Loss Contract effective January 1, 2005 with Swiss Reinsurance America Corporation.

10.43	P	Addendum Number 2 to the Property Excess of Loss Contract effective January 1, 2005 with Swiss Reinsurance America Corporation.

10.44	P	Endorsement No. 2 to the Property Per Risk 1st and 2nd Excess Reinsurance Contract effective January 1, 2005 with General Reinsurance Corporation.

10.45	Q	Excess Catastrophe Reinsurance Contract effective June 1, 2004 with the Subscribing Reinsurers.

10.46	Q	65% Florida Only Third and Fourth Event Excess Catastrophe Reinsurance Contract effective September 1, 2004 with the Subscribing Reinsurers.

10.47	Q	$45 million excess of $195 million Florida Only Catastrophe Reinsurance Contract effective September 10, 2004 with the Subscribing Reinsurers.

10.48	Q	$6.5 million excess of $3.5 million Florida Only Fifth Event Catastrophe Reinsurance Contract effective September 24, 2004 with the Subscribing Reinsurers.

10.49	Q	$50 million excess of $240 million Florida Only Catastrophe Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.50	Q	$40 million excess of $50 million Florida Only Third Event Catastrophe Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.51	Q	$50 million excess of $140 million Florida Only Catastrophe Excess Reinsurance Contract effective October 1, 2004 with the Subscribing Reinsurers.

10.52	Q	Florida Hurricane Catastrophe Fund Reinsurance Contract effective June 1, 2005 (Liberty American Insurance Company).

10.53	Q	Florida Hurricane Catastrophe Fund Reinsurance Contract effective June 1, 2005 (Mobile USA Insurance Company).

10.54	Q	Third Event Catastrophe Reinsurance Contract effective September 3, 2004 with the Subscribing Reinsurers for 50% share.

10.55	Q	Third Event Catastrophe Reinsurance Contract effective September 3, 2004 with the Subscribing Reinsurers for 50% share.

10.56	Q (1)	Amendment and Restatement of the Company’s Employees’ Stock Incentive and Performance Based Compensation Plan.

10.57	Q (1)	Form of Stock Option Award Agreement.

10.58	Q (1)	Form of Restricted Stock Award Agreement.

10.59	R	Casualty Excess of Loss Reinsurance Contract and Endorsement No. 1 effective January 1, 2005. The participating reinsurers are Ace Property & Casualty Insurance Company, Allied World Assurance Company, Ltd., Liberty Mutual Insurance Company, Max Re Ltd.

Exhibit No.		Description

10.60	R	Florida Only Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005. The participating reinsurers are ACE Tempest Reinsurance LTD, Aspen Insurance UK LTD, AXIS Specialty Limited, Hannover Re (Bermuda) Ltd., Rosemont Reinsurance LTD, Syndicate #0958 and Syndicate #2001 at varying levels of participation.

10.61	R	Professional Liability Insurance Quota Share Contract effective July 1, 2005 with Cumis Insurance Society, Inc.

10.62	S	Lease Agreement dated as of March 1, 2006 between Bala Plaza Property, Inc., and Philadelphia Consolidated Holding Corp.

10.63	T	Excess Catastrophe Reinsurance Contract effective June 1, 2005.

10.64	T	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2005.

10.65	T	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2005.

10.66	T	2004 Whole Account Net Quota Share Reinsurance Commutation and Release Agreement effective January 1, 2006 with Federal Insurance Company, through Chubb Re, Inc.

10.67	T	2004 Whole Account Net Quota Share Reinsurance Commutation and Release Agreement effective January 1, 2006 with Swiss Reinsurance America Corporation.

10.68	T	Casualty Excess of Loss Reinsurance Agreement effective January 1, 2006 — 80% Placement via Willis Re Inc.

10.69	T	Property Third and Fourth Excess of Loss Reinsurance Agreement effective January 1, 2006 — 50% Placement via Willis Re Inc.

10.70	U	Credit Agreement dated as of June 30, 2006.

10.71	V	Casualty (Clash) Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation effective January 1, 2006.

10.72	V	Addendum No. 3 to the 3rd and 4th Property Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation — 50% Placement — effective January 1, 2006.

10.73	V	Casualty Excess of Loss Reinsurance Contract effective January 1, 2006 — 20% Placement with Employers Reinsurance Corporation.

10.74	V	Endorsement No. 4 to the Property Per Risk 1st and 2nd Excess of Loss and Terrorism Reinsurance Contract with General Reinsurance Corporation effective January 1, 2006.

10.75	V	Commutation and Release Agreement with Trenwick America Reinsurance Corporation.

10.76	V	$6,150,000 Excess $10,000,000 Catastrophe Reinsurance Contract with Aspen Insurance Limited effective June 1, 2006.

10.77	V	First Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2006 (Liberty American and Liberty American Select Insurance Companies).

10.78	V	Second and Third Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2006 (Liberty American and Liberty American Select Insurance Companies).

10.79	V	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendum No. 1 effective June 1, 2006 (Liberty American Insurance Company).

10.80	V	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendums No. 1 and No. 2 effective June 1, 2006 (Liberty American Select Insurance Company).

Exhibit No.		Description

10.81	W(1)	Form of Performance Share Award Agreement.

10.82	W(1)	James J. Maguire, Jr. Employment Agreement.

10.83	W(1)	Sean S. Sweeney Employment Agreement.

10.84	W(1)	Craig P. Keller Employment Agreement.

10.85	W(1)	Christopher J. Maguire Employment Agreement.

10.86	W(1)	Form of Stock Appreciation Right Award Agreement.

10.87	X(1)	James J. Maguire, Jr. 2006 Grant of Stock Appreciation Rights.

10.88	X(1)	Sean S. Sweeney 2006 Grant of Stock Appreciation Rights.

10.89	X(1)	Craig P. Keller 2006 Grant of Stock Appreciation Rights.

10.90	X(1)	Christopher J. Maguire 2006 Grant of Stock Appreciation Rights.

10.91	X	Excess Catastrophe Reinsurance Contract effective June 1, 2006.

10.92	Y	Florida Only Excess Catastrophe Reinsurance Contract effective June 1, 2006.

10.93	Y	Casualty Excess of Loss Reinsurance Contract effective January 1, 2007.

10.94	Y	Endorsement No. 6 to the Property Per Risk Excess of Loss Reinsurance Agreement effective January 1, 2007 - First through Third Excess Covers.

10.95	Y	Property Fourth Per Risk Excess of Loss Reinsurance Agreement effective January 1, 2007 — 25% Placement via Willis Re Inc.

10.96	Z	The Philadelphia Insurance Companies 2007 Cash Bonus Plan effective as of January 1, 2007.

10.97	Z	Philadelphia Insurance Companies Non Qualified Employee Stock Purchase Plan (amended and restated, effective as of January 1, 2007, with Performance-Based Compensation Provisions).

10.98	AA	Amendment to Credit Agreement dated June 30, 2006 with Bank of America and Wachovia Bank, National Association.

10.99	BB	Casualty (Clash) Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation effective January 1, 2007.

10.100	BB	Property Per Risk Excess of Loss Agreement of Reinsurance No. 9034 — 07 with General Reinsurance Corporation effective January 1, 2007 and Termination of Endorsement No. 6 to the Property Per Risk Excess of Loss Reinsurance Agreement No. 9034.

10.101	BB	Interest and Liabilities Agreement to the Property Fourth Per Risk Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation effective January 1, 2007.

10.102	BB	Terrorism Catastrophe Excess of Loss Reinsurance Contract — 80% Share with Underwriters At Lloyd’s effective March 1, 2007.

10.103	BB	Terrorism Catastrophe Excess of Loss Reinsurance Contract — 20% Share with Validus Reinsurance, LTD. effective March 1, 2007.

10.104	BB	Excess Catastrophe Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007.

Exhibit No.		Description

10.105	BB	Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007.

10.106	BB	Florida Only Excess Catastrophe Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007 - Liberty American and Liberty American Select Insurance Companies.

10.107	BB	First and Second Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007 — Liberty American and Liberty American Select Insurance Companies.

10.108	BB	Third Excess Reinstatement Premium Protection Reinsurance Contract with Subscribing Reinsurers effective June 1, 2007 — Liberty American and Liberty American Select Insurance Companies.

10.109	BB	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendums No. 1 through No. 4 effective June 1, 2007 — Liberty American Select Insurance Company.

10.110	BB	Florida Hurricane Catastrophe Fund Reimbursement Contract and Addendums No. 1 through No. 4 effective June 1, 2007 — Liberty American Insurance Company.

14	CC	Company’s Code of Conduct

21	DD	List of Subsidiaries of the Registrant.

23	DD	Consent of Independent Registered Public Accounting Firm.

24	A	Power of Attorney.

31.1	DD	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	DD	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	DD	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	DD	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to the Exhibit filed with the Registrant’s Form S-1 Registration Statement under the Securities Act of 1933 (Registration No. 33-56958).

B	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated by reference.

C	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

D	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.

E	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

F	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

G	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference.

H	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference.

I	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

J	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference.

K	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference.

L	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference.

M	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated by reference.

N	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated by reference.

O	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference.

P	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated by reference.

Q	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated by reference.

R	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference.

S	Filed as an Exhibit to the Company’s Form 8-K dated March 21, 2006 and incorporated by reference.

T	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated by reference.

U	Filed as an Exhibit to the Company’s Form 8-K dated July 6, 2006 and incorporated by reference.

V	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference.

W	Filed as an Exhibit to the Company’s Form 8-K dated February 22, 2007 and incorporated by reference.

X	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference.

Y	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated by reference.

Z	Filed as an Exhibit to the Company’s Form 8-K dated May 3, 2007 and incorporated by reference.

AA	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated by reference.

BB	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference.

CC	Filed as an Exhibit to the Company’s Form 8-K dated February 28, 2008 and incorporated by reference.

DD	Filed herewith.

(1)	Compensatory Plan or Arrangement, or Management Contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Philadelphia Consolidated Holding Corp.
By:	James J. Maguire, Jr.
James J. Maguire, Jr.
President and Chief Executive Officer
February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

James J. Maguire, Jr. James J. Maguire, Jr.	President & Chief Executive Officer, (Principal Executive Officer)	February 27, 2008

Craig P. Keller Craig P. Keller	Executive Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

James J. Maguire James J. Maguire	Chairman of the Board of Directors	February 27, 2008

Sean S. Sweeney Sean S. Sweeney	Executive Vice President, Director	February 27, 2008

Aminta Hawkins Breaux Aminta Hawkins Breaux	Director	February 27, 2008

Michael J. Cascio Michael J. Cascio	Director	February 27, 2008

Elizabeth H. Gemmill Elizabeth H. Gemmill	Director	February 27, 2008

Paul R. Hertel, Jr. Paul R. Hertel, Jr.	Director	February 27, 2008

Michael J. Morris Michael J. Morris	Director	February 27, 2008

Shaun F. O’Malley Shaun F. O’Malley	Director	February 27, 2008

Donald A. Pizer Donald A. Pizer	Director	February 27, 2008

Ronald R. Rock Ronald R. Rock	Director	February 27, 2008

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule I — Summary of Investments — Other than Investments in Related Parties
As of December 31, 2007
(Dollars in Thousands)

		COLUMN C	COLUMN D
		Estimated	Amount at which
COLUMN A	COLUMN B	Market	shown in the
Type of Investment	Cost *	Value	Balance Sheet

Fixed Maturities:
Bonds:
United States Government and Government Agencies and Authorities	$620,127	$627,154	$627,154
States, Municipalities and Political Subdivisions	1,380,755	1,389,070	1,389,070
Public Utilities	10,723	10,618	10,618
All Other Corporate Bonds	627,866	632,355	632,355

Total Fixed Maturities	2,639,471	2,659,197	2,659,197

Equity Securities:
Common Stocks:
Public Utilities	8,379	11,839	11,839
Banks, Trust and Insurance Companies	28,459	28,864	28,864
Industrial, Miscellaneous and all other	286,039	315,323	315,323

Total Equity Securities	322,877	356,026	356,026

Total Investments	$2,962,348	$3,015,223	$3,015,223

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.
See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II
Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(In Thousands, Except Share Data)

	As of December 31,
	2007	2006
ASSETS
Cash and Cash Equivalents	$868	$188
Equity in and Advances to Unconsolidated Subsidiaries (a)	1,546,146	1,168,524
Income Taxes Recoverable	874	—
Other Assets	23	—

Total Assets	$1,547,911	$1,168,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other Liabilities	$438	$1,445

Total Liabilities	438	1,445

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, No Par Value, 100,000,000 Shares Authorized, 72,087,287 and 70,848,482 Shares Issued and Outstanding	423,379	376,986
Notes Receivable from Shareholders	(19,595)	(17,074)
Accumulated Other Comprehensive Income	34,369	24,848
Retained Earnings	1,109,320	782,507

	1,547,473	1,167,267

Total Liabilities and Shareholders’ Equity	$1,547,911	$1,168,712

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Operations
(In Thousands)

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Dividends from Subsidiaries (a)	$39,903	$7,645	$35,797
Net Investment Income	23	—	—
Net Realized Investment Loss	—	—	(3,148)

Total Revenue	39,926	7,645	32,649

Other Expenses	3,229	3,511	3,385

Total Expenses	3,229	3,511	3,385

Income, Before Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries	36,697	4,134	29,264
Income Tax Benefit	(1,122)	(884)	(2,287)

Income, Before Equity in Earnings of Unconsolidated Subsidiaries	37,819	5,018	31,551
Equity in Earnings of Unconsolidated Subsidiaries	288,994	283,831	125,137

Net Income	$326,813	$288,849	$156,688

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

See Notes to Consolidated Financial Statements included in Item 8.
Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule II, Continued
Condensed Financial Information of Registrant
(Parent Only)
Statements of Cash Flows
(In Thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net Income	$326,813	$288,849	$156,688
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Earnings of Unconsolidated Subsidiaries	(288,994)	(283,831)	(125,137)
Net Realized Investment Loss	—	—	3,148
Change in Other Liabilities	(397)	744	218
Change in Other Assets	(23)	—	—
Change in Income Taxes Recoverable	5,834	11,442	(2,147)
Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	—	—	6,952
Fair Value of Stock Based Compensation	16,001	12,511	—
Excess Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	(5,925)	(8,646)	—

Net Cash Provided by Operating Activities	53,309	21,069	39,722

Cash Flows Used by Investing Activities:
Net Transfers to Subsidiaries (a)	(79,107)	(41,408)	(67,141)
Settlement of Cash Flow Hedge	—	—	(3,148)

Net Cash Used by Investing Activities	(79,107)	(41,408)	(70,289)

Cash Flows From Financing Activities:
Proceeds from Exercise of Employee Stock Options	6,621	6,697	4,582
Proceeds from Collection of Notes Receivable	5,951	2,534	2,343
Proceeds from Shares Issued Pursuant to Stock Purchase Plans	7,981	7,130	23,721
Excess Tax Benefit from Issuance of Shares Pursuant to Stock Based Compensation Plans	5,925	8,646	—
Cost of Shares Withheld to Satisfy Minimum Required Tax Withholding Obligation Arising Upon Exchange of Options	—	(4,676)	—

Net Cash Provided by Financing Activities	26,478	20,331	30,646

Net Increase (Decrease) in Cash and Equivalents	680	(8)	79
Cash and Cash Equivalents at Beginning of Year	188	196	117

Cash and Cash Equivalents at End of Year	$868	$188	$196

Cash Dividends Received From Unconsolidated Subsidiaries	$39,903	$7,645	$35,797

Non-Cash Transactions:
Issuance of Shares Pursuant to Employee Stock Purchase Plan in exchange for Notes Receivable	$8,466	$12,391	$4,095

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule III — Supplementary Insurance Information
As of and For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

		COLUMN C
		Future Policy		COLUMN E			COLUMN H	COLUMN I
	COLUMN B	Benefits,		Other Policy			Benefits,	Amortization of
	Deferred Policy	Losses, Claims	COLUMN D	Claims and	COLUMN F	COLUMN G	Claims, Losses,	Deferred Policy	COLUMN J	COLUMN K
COLUMN A	Acquisition	and Loss	Unearned	Benefits	Premium	Net Investment	and Settlement	Acquisition	Other Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

2007:
Commercial Lines	$—	$1,068,549	$701,996		$1,174,779	$—	$537,999	$—	$—	$1,266,547
Specialty Lines	—	348,511	118,601		188,985	—	71,561	—	—	200,515
Personal Lines	—	14,873	26,888		15,479	—	9,393	—	—	(7,429)
Corporate	184,446	—	—		—	117,224	—	345,181	67,922	—

Total	$184,446	$1,431,933	$847,485		$1,379,243	$117,224	$618,953	$345,181	$67,922	$1,459,633

2006:
Commercial Lines	$—	$904,521	$603,822		$966,281	$—	$343,575	$—	$—	$1,080,248
Specialty Lines	—	355,275	107,504		173,974	—	109,462	—	—	181,358
Personal Lines	—	23,442	48,032		29,047	—	15,175	—	—	21,258
Corporate	158,805	—	—		—	91,699	—	283,692	54,575	—

Total	$158,805	$1,283,238	$759,358		$1,169,302	$91,699	$468,212	$283,692	$54,575	$1,282,864

2005:
Commercial Lines	$—	$859,209	$481,568		$778,407	$—	$375,590	$—	$—	$904,707
Specialty Lines	—	306,765	97,028		151,678	—	93,824	—	—	159,112
Personal Lines	—	79,789	52,872		46,562	—	34,592	—	—	46,952
Corporate	129,486	—	—		—	63,709	—	208,914	54,845	—

Total	$129,486	$1,245,763	$631,468		$976,647	$63,709	$504,006	$208,914	$54,845	$1,110,771

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule IV — Reinsurance
Earned Premiums
For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

		Ceded to	Assumed		Percentage of
	Gross	Other	from Other		Amount
	Amount	Companies	Companies	Net Amount	Assumed to Net

2007
Property and Casualty Insurance	$1,600,280	$224,854	$3,817	$1,379,243	0.3%

2006
Property and Casualty Insurance	$1,361,057	$196,056	$4,301	$1,169,302	0.4%

2005
Property and Casualty Insurance	$1,161,284	$188,649	$4,012	$976,647	0.4%

Philadelphia Consolidated Holding Corp. and Subsidiaries
Schedule VI — Supplemental Information Concerning Property — Casualty Insurance Operations
As of and For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands)

							Claims and Claims
							Adjustment Expenses
							Incurred Related to
										Paid Claims
		Reserve for Unpaid	Discount if		Net	Net	(1)	(2)	Amortization of	and Claim
Affiliation with	Deferred Policy	Claims and Claim	Any deducted	Unearned	Earned	Investment	Current	Prior	deferred policy	Adjustment	Net Written
Registrant	Acquisition Costs	Adjustment Expenses	in Column C	Premiums	Premiums	Income	Year	Year	acquisition costs	Expenses	Premiums
COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
Consolidated Property — Casualty Entities

December 31, 2007	$184,446	$1,431,933	$0	$847,485	$1,379,243	$117,224	$704,734	$(85,781)	$345,181	$452,467	$1,459,633

December 31, 2006	$158,805	$1,283,238	$0	$759,358	$1,169,302	$91,699	$559,647	$(91,435)	$283,692	$313,778	$1,282,864

December 31, 2005	$129,486	$1,245,763	$0	$631,468	$976,647	$63,709	$533,906	$(29,900)	$208,914	$234,730	$1,110,771