Form 10-Q
period 2008-03-31
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2008-05-06
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
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
Large accelerated filer: ☑            Accelerated filer: ☐                     Non-accelerated filer: ☐                     Smaller reporting company: ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES: ☐       NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2008.
Common Stock, no par value, 71,426,658 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended March 31, 2008

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	March 31, 2008	December 31,
	(Unaudited)	2007
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $2,745,827 AND $2,639,471)	$2,766,054	$2,659,197
EQUITY SECURITIES AT MARKET (COST $323,474 AND $322,877)	331,041	356,026

TOTAL INVESTMENTS	3,097,095	3,015,223

CASH AND CASH EQUIVALENTS	113,105	106,342
ACCRUED INVESTMENT INCOME	28,213	24,964
PREMIUMS RECEIVABLE	385,997	378,217
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	269,805	280,110
DEFERRED INCOME TAXES	59,399	42,855
DEFERRED ACQUISITION COSTS	186,579	184,446
PROPERTY AND EQUIPMENT, NET	25,539	26,330
OTHER ASSETS	79,957	41,451

TOTAL ASSETS	$4,245,689	$4,099,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,504,575	$1,431,933
UNEARNED PREMIUMS	861,663	847,485

TOTAL POLICY LIABILITIES AND ACCRUALS	2,366,238	2,279,418
PREMIUMS PAYABLE	74,011	97,674
OTHER LIABILITIES	245,696	175,373

TOTAL LIABILITIES	2,685,945	2,552,465

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE, 100,000,000 SHARES AUTHORIZED, 71,216,436 AND 72,087,287 SHARES ISSUED AND OUTSTANDING	388,144	423,379
NOTES RECEIVABLE FROM SHAREHOLDERS	(18,462)	(19,595)
ACCUMULATED OTHER COMPREHENSIVE INCOME	18,066	34,369
RETAINED EARNINGS	1,171,996	1,109,320

TOTAL SHAREHOLDERS’ EQUITY	1,559,744	1,547,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,245,689	$4,099,938

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
REVENUE:
NET EARNED PREMIUMS	$379,388	$318,718
NET INVESTMENT INCOME	32,005	26,973
NET REALIZED INVESTMENT GAIN (LOSS)	(11,394)	1,757
OTHER INCOME	1,353	830

TOTAL REVENUE	401,352	348,278

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	223,386	160,519
NET REINSURANCE RECOVERIES	(29,967)	(10,014)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	193,419	150,505
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	114,156	96,904
OTHER OPERATING EXPENSES	3,589	3,155

TOTAL LOSSES AND EXPENSES	311,164	250,564

INCOME BEFORE INCOME TAXES	90,188	97,714

INCOME TAX EXPENSE (BENEFIT):
CURRENT	35,278	36,819
DEFERRED	(7,766)	(5,085)

TOTAL INCOME TAX EXPENSE	27,512	31,734

NET INCOME	$62,676	$65,980

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
HOLDING INCOME (LOSS) ARISING DURING PERIOD	$(23,709)	$8,881
RECLASSIFICATION ADJUSTMENT	7,406	(1,142)

OTHER COMPREHENSIVE INCOME (LOSS)	(16,303)	7,739

COMPREHENSIVE INCOME	$46,373	$73,719

PER AVERAGE SHARE DATA:
NET INCOME — BASIC	$0.89	$0.94

NET INCOME — DILUTED	$0.86	$0.89

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	70,448,471	70,148,787
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	2,581,468	4,054,030

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	73,029,939	74,202,817

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Three
	Months Ended
	March 31, 2008	For the Year Ended
	(Unaudited)	December 31, 2007
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	72,087,287	70,848,482
ISSUANCE (FORFEITURE) OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	(5,796)	491,416
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	488,145	747,389

LESS TREASURY SHARES ACQUIRED	(1,353,200)	—

BALANCE AT END OF PERIOD	71,216,436	72,087,287

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$423,379	$376,986
ISSUANCE (FORFEITURE) OF SHARES PURSUANT TO STOCK PURCHASE PLANS	(367)	16,448
EFFECTS OF ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	8,033	29,155
OTHER	—	790
LESS COST OF TREASURY SHARES ACQUIRED	(42,901)	—

BALANCE AT END OF PERIOD	388,144	423,379

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(19,595)	(17,074)
NOTES RECEIVABLE (ISSUED) FORFEITURES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	428	(8,466)
COLLECTION OF NOTES RECEIVABLE	705	5,945

BALANCE AT END OF PERIOD	(18,462)	(19,595)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	34,369	24,848
OTHER COMPREHENSIVE INCOME (LOSS) INCOME, NET OF TAXES	(16,303)	9,521

BALANCE AT END OF PERIOD	18,066	34,369

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	1,109,320	782,507
NET INCOME	62,676	326,813

BALANCE AT END OF PERIOD	1,171,996	1,109,320

TOTAL SHAREHOLDERS’ EQUITY	$1,559,744	$1,547,473

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$62,676	$65,980
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	11,394	(1,757)
AMORTIZATION OF INVESTMENT PREMIUMS, NET OF DISCOUNT	2,217	1,513
AMORTIZATION OF INTANGIBLE ASSETS	789	661
DEPRECIATION	2,110	1,886
DEFERRED INCOME TAX BENEFIT	(7,766)	(5,085)
CHANGE IN PREMIUMS RECEIVABLE	(7,780)	19,541
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	10,305	10,955
CHANGE IN ACCRUED INVESTMENT INCOME	(3,249)	(2,333)
CHANGE IN DEFERRED ACQUISITION COSTS	(2,133)	(6,411)
CHANGE IN INCOME TAXES PAYABLE	34,819	28,426
CHANGE IN OTHER ASSETS	(5,512)	433
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	72,642	47,419
CHANGE IN UNEARNED PREMIUMS	14,178	16,501
CHANGE IN OTHER LIABILITIES	(24,750)	(5,129)
FAIR VALUE OF STOCK BASED COMPENSATION	4,155	3,536
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	(1,175)	(2,464)

NET CASH PROVIDED BY OPERATING ACTIVITIES	162,920	173,672

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	500	10,436
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	78,840	60,795
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	23,088	39,042
COST OF FIXED MATURITIES ACQUIRED	(187,980)	(204,281)
COST OF EQUITY SECURITIES ACQUIRED	(33,147)	(46,366)
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(1,319)	(1,385)
PURCHASE OF INTANGIBLES	—	(7,914)
PAYMENT FOR ACQUISITION, NET OF CASH ACQUIRED	(32,881)	—

NET CASH USED BY INVESTING ACTIVITIES	(152,899)	(149,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS	(10,000)	—
PROCEEDS FROM LOANS	45,000	—
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	2,703	2,654
PROCEEDS FROM COLLECTION OF SHAREHOLDER NOTES RECEIVABLE	704	1,007
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	61	101
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	1,175	2,464
COST OF COMMON STOCK REPURCHASED	(42,901)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(3,258)	6,226

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,763	30,225
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	106,342	108,671

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,105	$138,896

NON-CASH TRANSACTIONS:
FORFEITURES OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS IN EXCHANGE FOR NOTES RECEIVABLE	$(428)	$(99)
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended March 31, 2008 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year or any other period.

These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007.

2.	Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and provides a consistent framework for measuring items at fair value as previously permitted by existing accounting pronouncements. SFAS 157 provides a “fair value hierarchy” which prioritizes the quality of inputs used when measuring items at fair value and requires expanded disclosures for fair value measurements.

On February 12, 2008, SFAS 157 was amended by FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities which are measured at fair value on a nonrecurring basis. Non-financial assets and non-financial liabilities which are measured at fair value on a recurring basis (i.e. at least annually) are not subject to this deferral. This deferral is effective until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At that time, provisions of SFAS 157 will apply to non-financial assets and non-financial liabilities which are measured at fair value on a non-recurring basis.

As of March 31, 2008, the Company has no non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis. The Company is currently evaluating the impact of measuring non-financial assets and non-financial liabilities on a non-recurring basis.

The Company’s financial assets consist of its investments in fixed maturity and equity securities, and cash equivalents. The Company accounts for its fixed maturity and equity securities assets at fair value under FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Historically, the Company’s external fixed maturity investment manager has provided pricing for the Company’s financial assets based upon pricing methodologies approved by the investment manager’s internal pricing committee utilizing pricing information from market vendors on a pre-established provider list. As of March 31, 2008, the Company’s external fixed maturity investment manager has assisted the Company in measuring the fair value of these financial assets accounted for under SFAS 115, in accordance with the provisions of SFAS 157. No cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2008 was required as the result of the adoption of SFAS 157. As of March 31, 2008, the Company has no liabilities required to be measured at fair value in accordance with the provisions of SFAS 157.

SFAS 157 Valuation Techniques:

SFAS 157 provides three acceptable valuation techniques that should be used to measure fair value. The following is a brief description of these valuation techniques:
Market Approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities to measure fair value.

Income Approach – Uses valuation techniques to convert future amounts (i.e. cash flows or earnings) to a single discounted present value amount to measure fair value.
Cost Approach – Uses the cost that would currently be required to replace the service capacity of an asset (“current replacement cost”) to measure fair value.
As of March 31, 2008, the Company primarily measured the fair value of its financial assets which are measured on a recurring basis utilizing the Market Approach. Certain other financial assets were measured using the Income Approach. The Company has consistently applied these valuation techniques during the three months ended March 31, 2008.
“Fair Value Hierarchy” to SFAS 157 Valuation Techniques:
The SFAS 157 “fair value hierarchy” provides three priority levels to the inputs used in the valuation techniques described above when determining a fair value measurement. The “fair value hierarchy” gives the highest priority to observable inputs represented by quoted prices in active markets for identical assets or liabilities (Level 1 input) and the lowest priority to unobservable inputs primarily based upon a Company’s own internal determinations of the assumptions that a market participant would use in pricing the asset or liability (Level 3 input). In the event that the inputs utilized to measure a financial asset at fair value fall within different levels of the “fair value hierarchy”, the Company uses the lowest level of the most significant input utilized to categorize the measurement within the “fair value hierarchy.” Consequently, a fair value measurement categorized as having Level 3 inputs may also contain Level 1 or Level 2 inputs.
The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its Consolidated Balance Sheets as of March 31, 2008:
Level 1 – Represents financial assets whose fair value is determined based upon observable unadjusted quoted market prices for identical financial assets in active markets that the Company has the ability to access. The Company determines a market to be active if securities have traded on it within the last 7 business days. An example of a Level 1 input utilized to measure fair value includes the closing price of one share of common stock on an active exchange market.
Level 2 – Represents financial assets whose fair value is determined based upon: quoted market prices for similar assets in active markets; quoted market prices for identical assets in inactive markets; inputs other than quoted market prices that are observable for the asset such as interest rates or yield curves; or other inputs derived principally from or corroborated from other observable market information. An example of a Level 2 input utilized to measure fair value, specifically for the Company’s fixed maturity portfolio, is “matrix pricing.” “Matrix pricing” relies on observable inputs from active markets other than quoted market prices including, but not limited to, benchmark securities and yields, latest reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and other relevant reference data to determine fair value. “Matrix pricing” is used to measure the fair value of fixed maturity securities where obtaining individual quoted market prices is impractical.
Level 3 – Represents financial assets whose fair value is determined based upon inputs that are unobservable, including the Company’s own determinations of the assumptions that a market participant would use in pricing the asset. Examples of a Level 3 input utilized to measure fair value include broker pricing and net asset value calculations. As financial assets measured using Level 3 inputs may represent non-investment grade structured securities, the Company obtains the broker pricing from either the lead manager of the issue or from the broker used at the time the security was purchased. Material assumptions and factors considered by the brokers in pricing these securities may include cash flows, collateral performance including delinquencies, defaults, and recoveries, and any market clearing activity or liquidity circumstances in the security or benchmark securities that may have occurred since the prior pricing period. Net asset value calculations are obtained from the lead investment manager of the asset being measured.

The Company’s external fixed maturity investment manager assists the Company with the categorization of these inputs within the SFAS 157 “fair value hierarchy” based upon their internal SFAS 157 policies and procedures, approved by their internal pricing committee.
Gains or losses for assets categorized with Level 3 inputs may include changes in fair value that are attributable to both observable Level 1 and Level 2 inputs and unobservable Level 3 inputs.
SFAS 157 Recurring Fair Value Measurements:
The following table represents the Company’s “fair value hierarchy” for all assets measured on a recurring basis as of March 31, 2008 (dollars in thousands):
Fair Value Measurements as of March 31, 2008 Utilizing:

	Quoted Prices –
	Active Markets		Significant
	Identical Assets –	Significant Other	Unobservable
	Observable Inputs	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

US Treasury Securities and Obligations of US Government Corporations and Agencies	$9,642	$4,036	$—	$13,678

Obligations of States and Political Subdivisions	—	1,527,722	—	1,527,722

Corporate and Bank Debt Securities	—	127,265	—	127,265

Asset Backed Securities	—	165,973	9,682	175,655

Mortgage Pass-Through Securities	—	605,331	—	605,331

Collateralized Mortgage Obligations	—	316,261	142	316,403

Total Fixed Maturities Available For Sale at Market	$9,642	$2,746,588	$9,824	$2,766,054

Equity Securities at Market	314,319	323	16,399	331,041

Cash Equivalents	118,947	—	—	118,947

Total Fair Value Measurements	$442,908	$2,746,911	$26,223	$3,216,042

% of Total Fair Value Measurements	13.8%	85.4%	0.8%	100%

On at least a quarterly basis, the Company reviews the “fair value hierarchy” classifications for its financial assets measured at fair value on a recurring basis. Changes in the observability of the inputs used to calculate the fair value of these financial assets may result in a reclassification of these financial assets within the “fair value hierarchy.” Any significant reclassifications impacting Level 3 inputs of the “fair value hierarchy” will be reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.
Fair Value Measurements Utilizing Level 3 Inputs:
The $9.7 million of Asset Backed Securities measured utilizing Level 3 inputs included in the table above primarily represents one security.

The $16.4 million of Equity Securities measured utilizing Level 3 inputs included in the table above consists of $12.0 million of investments in an international equity fund owning international equity securities, and $4.4 million of investments in limited partnerships.
The following table represents a summary of the changes in the fair value of Company’s assets measured on a recurring basis using Level 3 inputs as of and for the three months March 31, 2008 (dollars in thousands):
Fair Value Measurements Utilizing Significant Unobservable (Level 3) Inputs:

	Asset	Collateralized
	Backed	Mortgage	Equity
	Securities	Obligations	Securities	Total

Beginning Balance as of January 1, 2008:	$10,511	$121	$11,505	$22,137
Total gains or loss (realized/unrealized)
Included in earnings	1	(5)	(603)	(607)
Included in Other Comprehensive Income	(770)	34	(1,248)	(1,984)
Purchases, issuances, settlements	(60)	(8)	6,745	6,677
Transfers in and/or out of Level 3	—	—	—	—

Ending Balance as of March 31, 2008:	$9,682	$142	$16,399	$26,223

Amount of total gains or losses for the three months ended March 31, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2008:	—	—	—	—

Realized gains and losses included in earnings for the three months ended March 31, 2008 are reported as net realized investment gain (loss). During the three months ended March 31, 2008, the Company recorded $0.6 million of net realized investment losses on its assets measured at fair value on a recurring basis utilizing Level 3 inputs within the net realized investment gain (loss) line of revenues.

Due to the fact that the Company’s investment portfolio is classified as available for sale under SFAS 115, unrealized gains and losses are recorded as a component of other comprehensive income rather than earnings.

SFAS 159 Fair Value Option for Eligible Financial Assets and Liabilities:

On January 1, 2008, the provisions of Statement No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS 159”) also became effective. The purpose of SFAS 159 was to expand the use of fair value measurements by providing entities with the option of measuring certain financial assets and liablities at fair value, which were previously measured on a basis other than fair value under existing accounting pronouncements. Due to the fact that the Company currently records its eligible financial assets at fair value under the provisions of SFAS 115 and SFAS 157, the Company did not elect the fair value option under SFAS 159 for any of its eligible financial instruments as of March 31, 2008.

3.	Investments

Impairment Reviews as of March 31, 2008:

The Company regularly performs impairment reviews with respect to its investments. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation, for investments other than interests in securitized assets, resulted in non-cash realized investment losses of $11.7 million and $2.5 million, respectively, for the three months ended March 31, 2008 and 2007. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the FASB. As a result of the Company’s impairment evaluation for investments in securitized assets, there were no non-cash realized investment losses recorded for the three months ended March 31, 2008 or 2007
The following table identifies the period of time securities with an unrealized loss as of March 31, 2008 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 1.0% and 23.5%, respectively, of the total estimated fair value, or 6.5% and 13.7%, respectively, of the total gross unrealized loss included in the table below. The industry concentration as a percentage of total estimated fair value represents investments in a geographically diversified pool of investment grade Municipal securities issued by states, political subdivisions, and public authorities under general obligation and/or special district/purpose issuing authority.  The industry concentration as a percentage of the total gross unrealized loss primarily represents investments in equity securities issued by companies in the Diversified Financial Services industry.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In Thousands)
March 31, 2008
Fixed Maturities Available for Sale:

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$—	$—	$—	$—	$—	$—

Obligations of States and Political Subdivisions	609,081	13,308	94,059	4,211	703,140	17,519

Corporate and Bank Debt Securities	43,560	653	5,587	207	49,147	860

Asset Backed Securities	77,056	1,870	9,343	141	86,399	2,011

Mortgage Pass-Through Securities	19,419	54	27,372	348	46,791	402

Collateralized Mortgage Obligations	54,869	1,738	22,717	640	77,586	2,378

Total Fixed Maturities Available for Sale	$803,985	$17,623	$159,078	$5,547	$963,063	$23,170

Equity Securities	136,550	28,224	—	—	136,550	28,224

Total Investments	$940,535	$45,847	$159,078	$5,547	$1,099,613	$51,394

The Company’s impairment evaluation as of March 31, 2008 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The Company’s 29 investment positions held in Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies were all in an unrealized gain position as of March 31, 2008.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of Baa3/A- to Aaa/AAA are attributable to changes both in market spreads and in the level of Treasury yields. Of the 932 investment positions held, approximately 39.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.

Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Baa3/BBB to Aa3/A+ are attributable primarily to changes in market spreads. Of the 67 investment positions held, approximately 28.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of March 31, 2008 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Baa3/BBB to Aaa/AAA are attributable primarily to changes in market spreads. Of the 110 investment positions held, approximately 58.2% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in U.S. government agency issued Mortgage Pass-Through Securities which have ratings of Aaa/AAA are attributable primarily to changes in market spreads. Of the 150 investment positions held, approximately 14.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA+ to Aaa/AAA are attributable primarily to changes in market spreads. Of the 172 investment positions held, approximately 26.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of March 31, 2008 for equity securities resulted in the conclusion that the Company does not consider the equity securities remaining in an unrealized loss position to be other than temporarily impaired. Of the 2,710 investment positions held, approximately 48.6% were in an unrealized loss position.
Structured Securities Investment Portfolio:
The fair value of the Company’s structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $1,097.4 million as of March 31, 2008. AAA rated securities represented approximately 99.5% of the March 31, 2008 structured securities portfolio. Approximately $929.4 million of the structured securities investment portfolio is backed by residential collateral, consisting of:
•	$604.3 million of U.S. government agency backed Mortgage Pass-Through Securities;

•	$224.6 million of U.S. government agency backed Collateralized Mortgage Obligations;

•	$76.9 million of non-U.S. government agency Collateralized Mortgage Obligations backed by pools of prime loans (generally consists of loans made to the highest credit quality borrowers with Fair Isaac Corporation (“FICO”) scores generally greater than 720);

•	$19.1 million of structured securities backed by pools of ALT A loans (loans with less than normal documentation and borrowers with FICO scores in the approximate range of 650 to the low 700’s); and

•	$4.5 million of structured securities backed by pools of subprime loans (loans with less than normal documentation, higher combined loan-to-value ratios and borrowers with FICO scores capped at approximately 650).
The Company’s $23.6 million ALT-A and subprime overall AAA rated loan portfolio is comprised of 20 securities with net unrealized losses of $0.3 million as of March 31, 2008. These securities have the following characteristics:
•	first to pay or among the first cash flow tranches of their respective transactions;

•	have a weighted average life of 2.3 years;

•	are spread across multiple vintages (origination year of underlying collateral pool); and

•	have not experienced any ratings downgrades as of March 31, 2008.
The Company’s ALT-A and subprime loan portfolio has paid down to $23.6 million as of March 31, 2008, from $27.6 million as of December 31, 2007, and $42.0 million as of June 30, 2007.
As of March 31, 2008, the Company holds no investments in Collateralized Debt Obligations or Net Interest Margin securities.
Given a combination of events in the housing and mortgage finance sectors, the issues surrounding the monoline financial guarantors and the impact on municipal and asset backed finance, fixed maturity and equity markets, in general, have recently experienced, and may continue to experience, more volatility than during most prior historical reporting periods over the last few years. As of March 31, 2008, the Company had no impairments or surveillance issues related to these market conditions. However, the Company expects that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, may impact the prices of securities held in the Company’s overall AA+ rated investment portfolio.
Amortized Cost of Structured Securities:
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
Municipal Bond Portfolio:
The Company’s $1,527.7 million municipal bond overall AAA rated portfolio consists of $946.6 million of insured securities, or 61.9% of the Company’s total municipal bond portfolio. The weighted average underlying rating of the insured portion of our municipal bond portfolio is AA and the weighted average underlying rating of the uninsured portion of the Company’s municipal bond portfolio is AA+. The following table represents the Company’s insured bond portfolio by monoline insurer as of March 31, 2008:

	Market Value of Insured		Weighted Average
	Municipal Bonds	Percentage of Municipal	Underlying Rating of
Monoline Insurer	(in Thousands)	Bond Portfolio	Insured Municipal Bonds
Financial Security Assurance, Inc.	$302,945	19.8%	AA
MBIA, Inc.	281,452	18.4	AA
FGIC Corporation	199,067	13.0	AA-
AMBAC Financial Group, Inc.	158,664	10.4	AA-
XL Capital, LTD.	4,469	0.3	AA-

Total	$946,597	61.9%	AA

At purchase, each municipal bond is evaluated with regard to the following features: the issuer, the underlying obligation and/or the revenue pledge/collateral. The presence of the “financial guarantee” insurance is not an attribute used in the purchase decision. The Company considers the “financial guarantee” insurance to be “extra” protection. As of March 31, 2008, The Company had no impairments or surveillance issues related to these insured municipal bonds.
Impairment Reviews as of December 31, 2007:
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
	(Dollars In Thousands)
December 31, 2007
Fixed Maturities Available for Sale:

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

The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. As of March 31, 2008 and December 31, 2007, the carrying value of the securities on deposit totaled $16.0 million and $15.7 million, respectively.

5.	Liability for Unpaid Loss and Loss Adjustment Expenses

The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the liability for property and casualty unpaid loss and loss adjustment expenses is a complex and imprecise process, requiring the use of informed estimates and judgments. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have been reported to the Company and an amount for losses incurred that have not yet been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting it to the Company.

Estimates for unpaid loss and loss adjustment expenses are based on management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other internal and external factors. These factors include, but are not limited to, the Company’s growth, changes in the Company’s operations, and legal, social, and economic developments. These estimates are reviewed regularly and any resulting adjustments are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of March 31, 2008, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.

During the three months ended March 31, 2008, the Company increased/(decreased) the estimated net unpaid loss and loss adjustment expenses for accident years 2007 and prior by the following amounts (in millions):

Net Increase (Decrease)
Accident Year 2007	$1.9
Accident Year 2006	(4.1)
Accident Year 2005	(1.2)
Accident Years 2004 and prior	(2.5)

Total	$(5.9)

For accident year 2007, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for commercial property and commercial automobile coverages due to greater than expected case incurred loss development, primarily as a result of claim severity being higher than anticipated.
For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, and commercial automobile coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

6.	Shareholders’ Equity

The Philadelphia Consolidated Holding Corp Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) provides incentives and awards to those employees and members of the Board (“participants”) largely responsible for the long term success of the Company. Under the Plan, the Company issued 468,294 and 436,607 stock settled appreciation rights (“SARS”) during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. The Company also issued 256,595 and 146,884 shares of restricted stock awards during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

7.	Stock Repurchase

During the three months ended March 31, 2008, the Company repurchased 1,353,200 shares of stock at a cost of $42.9 million under its stock repurchase authorization. As of March 31, 2008, $2.1 million remains available under previous stock purchase authorizations which aggregated $75.3 million. The Company did not repurchase any shares of stock under its stock repurchase authorization during the three months ended March 31, 2007.

On April 24, 2008, the Company’s Board of Directors authorized a $50.0 million increase in its common stock repurchase program. This $50.0 million authorization is in addition to the $2.1 million remaining under the previous $75.3 million stock purchase authorizations.

8.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Following is the computation of earnings per share for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	As of and For the Three
	Months Ended
	March 31,
	2008	2007
Weighted-Average Common Shares Outstanding	70,449	70,149

Weighted-Average Share Equivalents	2,581	4,054

Weighted-Average Shares and Share Equivalents	73,030	74,203

Net Income	$62,676	$65,980

Basic Earnings per Share	$0.89	$0.94

Diluted Earnings per Share	$0.86	$0.89

9.	Income Taxes

The Company’s liability for its unrecognized tax benefits was $0.2 million as of March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.2 million.

Interest and penalties accrued for the underpayment of taxes are recorded as a component of income tax expense. The liability for interest and penalties amounted to $0.1 million as of March 31, 2008 and December 31, 2007.

The Company and its subsidiaries file Federal and State income tax returns as required, and are subject to Federal and State examinations for tax years 2003 through 2007, and 2005 through 2007, respectively.

The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

10.	Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2008		March 31, 2007
	Written	Earned	Written	Earned
Direct Business	$442,604	$428,292	$393,531	$376,941
Reinsurance Assumed	483	616	583	673
Reinsurance Ceded	37,119	49,520	56,681	58,896

Net Premiums	$405,968	$379,388	$337,433	$318,718

11.	Commitments and Contingencies

Legal Proceedings:

On February 26, 2008, the Company received a complaint filed on February 14, 2008 with the U.S. District Court for the Southern District of Florida by seven individuals. These individuals purported to act on behalf of a class of similarly situated persons who had been issued insurance policies by Liberty American Select Insurance Company, formerly known as Mobile USA Insurance Company (“LASIC”). The complaint, which is alleged to be a “class action complaint”, was filed against the Company and its subsidiaries, LASIC, Liberty American Insurance Company and Liberty American Insurance Group, Inc. The complaint requests an unspecified amount of damages “in excess of $5,000,000” and equitable relief to prevent the defendants from committing what are alleged to be unfair business practices. The plaintiffs allege that from the period from at least as early as September 1, 2003 through December 31, 2006 they and other policyholders sustained property damage covered under policies issued by LASIC, and that LASIC improperly denied or paid only a portion of the policyholders’ claims for which they were entitled to be reimbursed.

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

The Company is also subject to routine legal proceedings in connection with its property and casualty insurance business.

Credit Agreement:

Effective June 29, 2007, the Company amended its unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time. The amended Credit Agreement has a maturity date of June 27,

2008 and contains an annual commitment fee of 6.0 basis points per annum on the unused commitments under the Credit Agreement. Each loan under the amended Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.35% or (ii) the higher of the administrative agent and lender’s prime rate and the Federal Funds rate plus 0.50%. As of March 31, 2008, $35.0 million of borrowings were outstanding under this Credit Agreement, at interest rates ranging from 2.91% to 3.35%.

The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of March 31, 2008, the Company was in compliance with all covenants contained in the Credit Agreement.

State Insurance Guaranty Funds:

As of March 31, 2008 and December 31, 2007, included in Other Liabilities in the Consolidated Balance Sheets were $15.2 million and $13.2 million, respectively, of liabilities for state insurance guaranty funds. As of March 31, 2008 and December 31, 2007, included in Other Assets in the Consolidated Balance Sheets were $0.2 million and $0.2 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

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

Among other state insurance facilities, the Company is subject to assessments from Florida Citizens Property Insurance Corporation (“Florida Citizens”), which was originally created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Florida Citizens, at the discretion and direction of its Board of Governors (“Florida Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. The portion of the total assessment attributable to the Company is based on its market share. An insurer may recoup a regular assessment through a surcharge to policyholders. If a deficit remains after the regular assessment, Florida Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to Florida Citizens as collected. In addition, Florida Citizens may issue bonds to further fund a deficit. Participating companies are obligated to purchase any unsold bonds issued by Florida Citizens.

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

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three months ended March 31, 2008 and 2007 was $(12.8) million and $4.8 million, respectively. The related tax effect of Reclassification Adjustments for the three months ended March 31, 2008 and 2007 was $4.0 million and $(0.6) million, respectively.

13.	New Accounting Pronouncement

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. As the Company does not currently engage in derivative transactions or hedging activities, the Company does not anticipate any significant financial statement disclosure impact as a result of its evaluation of SFAS 161.

14.	Segment Information

The Company’s operations are classified into three reportable business segments which are organized around its underwriting divisions:
•	The Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile, specialty property and inland marine, and antique/collector car insurance products;

•	The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional and management liability insurance products; and

•	The Run-Off (previously the Personal Lines Group) business segment, which pursuant to approval received in February, 2008 from the Florida Office of Insurance Regulation, is currently in the process of non-renewing all personal lines policies, other than policies issued pursuant to the National Flood Insurance Program (“NFIP”), beginning with policies expiring on or about July 23, 2008. The Company currently expects the non-renewal process to be completed by July 23, 2009.
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
Following is a tabulation of business segment information for the three months ended March 31, 2008 and 2007. Corporate information is included to reconcile segment data to the consolidated financial statements (dollars in thousands):

	As of and For The Three Months Ended March 31,
	Commercial	Specialty
	Lines	Lines	Run-Off	Corporate	Total

2008:
Gross Written Premiums	$358,353	$69,132	$15,602	$—	$443,087

Net Written Premiums	$327,332	$73,574	$5,062	$—	$405,968

Revenue:
Net Earned Premiums	$321,234	$55,638	$2,516	$—	$379,388
Net Investment Income	—	—	—	32,005	32,005
Net Realized Investment Loss	—	—	—	(11,394)	(11,394)
Other Income	—	—	426	927	1,353

Total Revenue	321,234	55,638	2,942	21,538	401,352

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	160,979	30,738	1,702	—	193,419
Acquisition Costs and Other Underwriting Expenses	—	—	—	114,156	114,156
Other Operating Expenses	—	—	465	3,124	3,589

Total Losses and Expenses	160,979	30,738	2,167	117,280	311,164

Income Before Income Taxes	160,255	24,900	775	(95,742)	90,188

Total Income Tax Expense	—	—	—	27,512	27,512

Net Income	$160,255	$24,900	$775	$(123,254)	$62,676

Total Assets	$—	$—	$88,951	$4,156,738	$4,245,689

2007:
Gross Written Premiums	$311,368	$60,743	$22,003	$—	$394,114

Net Written Premiums	$285,422	$50,560	$1,451	$—	$337,433

Revenue:
Net Earned Premiums	$271,905	$45,482	$1,331	$—	$318,718
Net Investment Income	—	—	—	26,973	26,973
Net Realized Investment Gain	—	—	—	1,757	1,757
Other Income	—	—	727	103	830

Total Revenue	271,905	45,482	2,058	28,833	348,278

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	115,467	30,777	4,261	—	150,505
Acquisition Costs and Other Underwriting Expenses	—	—	—	96,904	96,904
Other Operating Expenses	—	—	438	2,717	3,155

Total Losses and Expenses	115,467	30,777	4,699	99,621	250,564

Income Before Income Taxes	156,438	14,705	(2,641)	(70,788)	97,714

Total Income Tax Expense	—	—	—	31,734	31,734

Net Income	$156,438	$14,705	$(2,641)	$(102,522)	$65,980

Total Assets	$—	$—	$118,178	$3,517,370	$3,635,548

Summarized revenue information by product grouping for the Company’s three reportable business segments for the three months ended March 31, 2008 and 2007 is as follows (dollars in thousands):

	2008	2007
Commercial Lines Net Earned Premiums
Commercial Package	$291,802	$251,442
Specialty Property	15,543	13,250
Commercial Auto	4,872	4,953
Antique/Collector Auto	8,390	1,752
All Other	627	508

Total Commercial Lines	321,234	271,905

Specialty Lines Net Earned Premiums
Management Liability	32,379	23,718
Professional Liability	23,259	21,764

Total Specialty Lines	55,638	45,482

Run-Off Net Earned Premiums
Homeowners and Manufactured Housing	2,516	1,331
National Flood Insurance Program	—	—

Total Run-Off Net Earned Premiums	2,516	1,331

Other Income	426	727

Total Run-Off	2,942	2,058

Corporate
Net Investment Income	32,005	26,973
Net Realized Investment Gain (Loss)	(11,394)	1,757
Other Income	927	103

Total Corporate	21,538	28,833

Total Revenue	$401,352	$348,278

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain information included in this report and other statements or materials published or to be published by us are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors which, among others, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of our business, and the other matters referred to below include, but are not limited to those matters set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We do not intend to publicly update any forward looking statement, except as may be required by law.
General
Although our financial performance is dependent upon our own specific business characteristics, certain risk factors can affect our profitability and/or our financial condition. These include, but are not limited to, the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
These risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Our operations are classified into three reportable business segments which are organized as follows: the Commercial Lines Underwriting Group, the Specialty Lines Underwriting Group and the Run-Off (previously the Personal Lines Underwriting Group) business segments. The Run-Off business segment, which pursuant to approval received in February, 2008 from the Florida Office of Insurance Regulation, is currently in the process of non-renewing all personal lines policies, other than policies issued pursuant to the National Flood Insurance Program (“NFIP”), beginning with policies expiring on or about July 23, 2008. We currently expect the non-renewal process to be completed by July 23, 2009.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Accounting policies and estimates are periodically reviewed and adjustments are made when facts and circumstances dictate. Critical accounting policies that are affected by accounting estimates include:
•	Investments – fair value;

•	Investments – Other than temporary impairments;

•	Liability for unpaid loss and loss adjustment expenses;

•	Reinsurance receivables;

•	Liability for preferred agent profit sharing; and

•	Share-based compensation expense.
On January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 defines fair value and provides a consistent framework for measuring items at fair value as previously permitted by existing accounting pronouncements. SFAS 157 provides a “fair value hierarchy” which prioritizes the quality of inputs used when measuring the items at fair value and requires expanded disclosures for fair value measurements. As of March 31, 2008, the fair value of our investments has been determined in accordance with the provisions of SFAS 157. A further discussion of this matter is included under the “Investments” section below.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Our accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. Actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Results of Operations (Three Months Ended March 31, 2008 vs. March 31, 2007)
          Premiums: Premium information for the three months ended March 31, 2008 vs. March 31, 2007 for each of our business segments is as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Run-off	Total
2008 Gross Written Premiums	$358.4	$69.1	$15.6	$443.1
2007 Gross Written Premiums	$311.4	$60.7	$22.0	$394.1
Percentage Increase (Decrease)	15.1%	13.8%	(29.1)%	12.4%

2008 Gross Earned Premiums	$352.9	$61.3	$14.8	$429.0
2007 Gross Earned Premiums	$297.7	$56.8	$23.1	$377.6
Percentage Increase (Decrease)	18.5%	7.9%	(35.9)%	13.6%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by our marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the following:
▪	Our antique/collector vehicle product; our condominium and homeowners associations, religious organizations, non-profit, day care centers, specialty schools, and golf and country clubs products in the commercial package product grouping; our inland marine product in the specialty property product grouping; our consultant liability product in the professional liability product grouping, as well as our private company protection, directors and officers, and business owners products in the management liability product grouping. These product offerings accounted for approximately $39.6 million of the $55.4 million total commercial and specialty lines segments gross written premiums increase.
•	The introduction of several new niche product offerings, such as the affordable housing, special events, and campground and recreational vehicle parks commercial package products, as well as the difference in conditions inland marine specialty property product. These new product offerings accounted for approximately $11.5 million of the $47.0 million total commercial lines segment gross written premiums increase.

•	An increase in our marketing personnel, as well as an increase in the number of our preferred agents.

•	Our “Firemark producer” program, which promotes our product offerings and underwriting philosophy in selected producers’ offices.

•	As a result of the factors noted above:
▪	The commercial lines segment in-force policy counts increased by 6.6% for the three months ended March 31, 2008

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
▪	The specialty lines segment in-force policy counts increased by 26.8% for the three months ended March 31, 2008.
The growth in gross written premiums was offset in part by:
•	A reduction in personal lines (run-off segment) production for our homeowners and rental dwelling policies. This reduction was imposed to reduce our exposure to catastrophe wind losses.

On February 29, 2008, we received approval from the Florida Office of Insurance Regulation (“FOIR”) to non-renew all of our Florida personal lines policies, other than policies issued pursuant to the National Flood Insurance Program, beginning with policies expiring on or about July 23, 2008. We currently expect the non-renewal process to be completed by July 23, 2009. As of March 31, 2008, there were approximately 3,813 in-force policies with an aggregate in-force premium of approximately $3.0 million which expire between July 23, 2008 and December 31, 2008, which we will not renew during 2008.

•	A decrease in bowling centers commercial package product gross written premium of $2.4 million as a result of non-renewing policies due to unacceptable underwriting results. For the three months ended March 31, 2008, gross written premium for the bowling centers commercial package product was $0.3 million. The Company anticipates that it will continue to non-renew its remaining bowling centers commercial package business throughout 2008, which approximated $1.7 million of gross written premium for the nine months ended December 31, 2007.

•	Continued price competition during the three months ended March 31, 2008, particularly with respect to the following:
▪	Large commercial property-driven accounts located in the non-coastal areas of the country;

▪	Commercial package business with annual premiums in excess of $100,000; and

▪	Professional liability accounts at all premium levels.
•	Realized average rate decreases on renewal business approximating 4.7% and 2.1% for the commercial lines and specialty lines segments, respectively.
The respective net written premiums and net earned premiums for each of our business segments for the three months ended March 31, 2008 vs. March 31, 2007 were as follows (dollars in millions):

	Commercial Lines	Specialty Lines	Run-off	Total
2008 Net Written Premiums	$327.3	$73.6	$5.1	$406.0
2007 Net Written Premiums	$285.4	$50.6	$1.4	$337.4
Percentage Increase	14.7%	45.5%	264.3%	20.3%

2008 Net Earned Premiums	$321.3	$55.6	$2.5	$379.4
2007 Net Earned Premiums	$271.9	$45.5	$1.3	$318.7
Percentage Increase	18.2%	22.2%	92.3%	19.0%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for our commercial lines, specialty lines and run-off (personal lines) segments results primarily from the following:
•	For our commercial and specialty lines segments, we experienced rate reductions on our annual January 1, 2008 renewal of our casualty excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	For our commercial lines segment, we experienced a rate increase on our annual January 1, 2008 renewal of our property excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.

•	For our run-off segment, our property catastrophe costs were significantly lower for the three months ended March 31, 2008 compared to March 31, 2007. For our June 1, 2007 run-off segment property catastrophe reinsurance renewal, we experienced lower reinsurance rates, reduced our catastrophe loss retention, and purchased decreased catastrophe coverage limits due to lower exposures, compared to our June 1, 2006 renewal.

•	For our specialty lines segment, our net written premiums were higher than our gross written premiums for the three months ended March 31, 2008 due to the previously noted rate reductions on our January 1, 2008 renewal of our casualty excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage. This reduced rate was applied to our January 1, 2008 gross unearned premiums, which resulted in a reduction to ceded written premium as of January 1, 2008. For our specialty lines segment, this reduction exceeded the ceded written premium amount on policies effective January 1, 2008 through March 31, 2008, thereby resulting in negative overall ceded written premium, and higher net written premium for this segment.

•	Certain of our reinsurance contracts have reinstatement or additional premium provisions under which we must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the three months ended March 31, 2008 and 2007, we accrued $1.7 million ($1.4 million for the commercial lines segment and $0.3 million for the specialty lines segment) and $1.8 million ($0.8 million for the commercial lines segment and $1.0 million for the specialty lines segment) respectively, of reinstatement or additional reinsurance premium under our excess of loss reinsurance treaties, as a result of changes in ultimate loss estimates. The decrease in reinstatement premium reduced ceded written and earned premiums and increased net written and earned premiums.
          Net Investment Income: Net investment income increased 18.5% to $32.0 million for the three months ended March 31, 2008 from $27.0 million for the same period of 2007. Total investments grew by 18.5% to $3,097.1 million as of March 31, 2008 from $2,614.0 million as of March 31, 2007. The growth in investment income is primarily due to our ability to invest increased net cash flows provided from our operating activities at prevailing wider spreads over Treasuries despite a general decline in interest rates during the three months ended March 31, 2008. Additionally, the impact of interest rates changes was partially mitigated by our decision to continue to modestly increase the average duration of our portfolio in line with our enterprise based asset allocation strategy. The taxable equivalent book yield on our fixed income holdings approximated 5.5% as of March 31, 2008, compared to 5.4% as of March 31, 2007.
          The average duration of our fixed maturity portfolio was 5.2 years and 4.6 years as of March 31, 2008 and 2007, respectively. Our decision to continue to increase the average duration of our fixed maturity portfolio was based upon enterprise risk management analyses which indicated the capacity to further refine the risk/return profile of our investment portfolio.
          Effective January 1, 2008, we substituted a customized Merrill Lynch Enterprise Based Investment Benchmark Index (the “Index”) for the Lehman Brothers Intermediate Aggregate Index to evaluate the total return performance of our fixed income portfolio. This change was made in an effort to establish an Index that more closely represents our strategic enterprise -based risk and return profile as reflected in a strategic optimal fixed maturity portfolio. The Company also believes that the Index provides a more enterprise relevant measure of return than the index used in prior periods.
     The total tax equivalent performance of our fixed income portfolio was 1.38% for the three months ended March 31, 2008, compared to the Index tax equivalent performance of 1.33% for the same period. The total pre-tax return, which includes the effects of both income and price returns on securities, of our fixed income portfolio was 1.21%

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
for the three months ended March 31, 2007, compared to the Lehman Brothers Intermediate Aggregate Bond Index total pre-tax return of 1.57% for the same period. We expect some variation in our portfolio’s total return compared to the Index because of the differing sector, security, curve and duration composition of our portfolio as compared to the Index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $(11.4) million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.
     For the three months ended March 31, 2008, we realized net investment gains of $0.0 million and $0.3 million from the sale of fixed maturity and equity securities, respectively, and $0.1 million and $11.6 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of our impairment evaluations.
     For the three months ended March 31, 2007, we realized net investment gains (losses) of $(0.1) million and $4.4 million from the sale of fixed maturity and equity securities, respectively, and $0.5 million and $2.0 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of our impairment evaluations.
          Other Income: Other income approximated $1.4 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. Other income consists primarily of commissions and fees earned on servicing and brokering commercial lines business, and to a lesser extent commissions and fees earned on servicing and brokering personal lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $42.9 million (28.5%) to $193.4 million for the three months ended March 31, 2008 from $150.5 million for the same period of 2007, and the loss ratio increased to 51.0% in 2008 from 47.2% in 2007.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums; and

•	Net reserve actions taken during the three months ended March 31, 2008 which decreased net estimated unpaid loss and loss adjustment expenses for accident years 2007 and prior by $5.9 million, as compared to net reserve actions taken during the three months ended March 31, 2007 which decreased estimated net unpaid loss and loss adjustment expenses for accident years 2006 and prior by $12.9 million. Increases/(decreases) in the estimated net unpaid loss and loss adjustment expenses for prior accident years during the three months ended March 31, 2008 were as follows (in millions):

Net Basis Increase
(Decrease)
Accident Year 2007	$1.9
Accident Year 2006	(4.1)
Accident Year 2005	(1.2)
Accident Years 2004 and prior	(2.5)

Total	$(5.9)

For accident year 2007, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for commercial property and commercial automobile coverages due to greater than expected case incurred loss development, primarily as a result of claim severity being higher than anticipated.
For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability and professional liability coverages

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, and commercial automobile coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

•	An increase in the current accident year net ultimate loss and loss adjustment expense ratio for the three months ended March 31, 2008 compared to 2007. During the three months ended March 31, 2008, a net ultimate loss and loss adjustment expense ratio of 52.5% was estimated for the 2008 accident year. During the three months ended March 31, 2007, a net ultimate loss and loss adjustment expense ratio of 51.3% was estimated for the 2007 accident year. The increase in the 2008 accident year loss and loss adjustment expense ratio is principally attributable to:
▪	Realized average rate decreases on renewal business approximating 4.7% and 2.1% for the commercial and specialty lines segments, respectively, for the three months ended March 31, 2008 compared to the same period in 2007.
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
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $17.3 million (17.9%) to $114.2 million for the three months ended March 31, 2008 from $96.9 million for the same period of 2007, and the expense ratio remained consistent at 30.1% in 2008 versus 30.4% in 2007. The increase in acquisition costs and other underwriting expenses was due primarily to the growth in net earned premiums.
          Income Tax Expense: Our effective tax rate for the three months ended March 31, 2008 and 2007 was 30.5% and 32.5%, respectively. The effective rates for 2008 and 2007 differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to our income before tax. The decrease in the effective tax rate during 2008 is due principally to increased investments in tax exempt securities.
Investments
On January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 defines fair value and provides a consistent framework for measuring items at fair value as previously permitted by existing accounting pronouncements. SFAS 157 provides a “fair value hierarchy” which prioritizes the quality of inputs utilized when measuring the items at fair value and requires expanded disclosures for fair value measurements. As of March 31, 2008, the fair value of our total invested assets (financial assets consisting of total investments plus cash equivalents) has been determined in accordance with the provisions of SFAS 157. Based upon the adoption of SFAS 157, we note the following:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
▪	The fair value of our total invested assets is primarily measured utilizing a market based valuation methodology (“Market Approach”). A Market Approach utilizes prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities to measure fair value. We have consistently applied the Market Approach as of and for the three months ended March 31, 2008.

▪	Approximately 99.2% of our total invested assets are measured utilizing significant observable inputs (Level 1 or Level 2 per SFAS 157). Approximately 0.8% of our total invested assets are measured utilizing significant unobservable inputs (Level 3 per SFAS 157).

▪	Approximately 99.6% of our fixed maturity investments are measured utilizing significant observable inputs (Level 1 or Level 2 per SFAS 157). Approximately 95.0% of our equity investments are measured utilizing significant observable inputs (Level 1 or Level 2 per SFAS 157). We do not consider our use of unobservable inputs (Level 3 per SFAS 157) in our fair value measurements to be significant to our financial position, results of operations, or liquidity.

▪	Significant observable inputs utilized to measure fair value include “matrix pricing” for fixed maturity investments (Level 2 per SFAS 157) and quoted market prices for equity investments (Level 1 per SFAS 157). “Matrix pricing” relies on observable inputs from active markets other than quoted market prices including, but not limited to, benchmark securities and yields, latest reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and other relevant reference data to determine fair value. “Matrix pricing” is used to measure the fair value of fixed maturity securities where obtaining individual quoted market prices is impractical.

▪	The significant unobservable inputs utilized to measure fair value include broker pricing and net asset value calculations.

▪	We made no material adjustments to the fair value of our invested assets as of and for the three months ended March 31, 2008.
We utilize external independent investment managers in obtaining the pricing inputs noted above for our fixed maturity and equity investments. In order to ensure we are maximizing our use of observable pricing inputs and minimizing our use of unobservable pricing inputs, we verify with our external investment managers that pricing for our fixed maturity and equity investments is obtained from external market sources. In the event that pricing is obtained from sources other than external markets, we review the pricing inputs and reasons in order to determine that the fair value measurements resulting from these inputs are properly categorized within the “fair value hierarchy.” As our fair value measurements are primarily measured using external market information, they are sensitive to changes in market conditions.
Our investment objectives are the realization of relatively high levels of after-tax net investment income with competitive after-tax total rates of return subject to established specific guidelines and objectives based on our enterprise based asset allocation methods. We utilize external independent professional investment managers for our fixed maturity and equity investments to help us achieve these objectives. These investments consist of diversified issuers and issues, and as of March 31, 2008 approximately 86.3% and 10.2% of our total invested assets on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 87.8% and 10.7%, respectively, as of December 31, 2007.
Of our total investments in fixed maturity securities, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $176.9 million, $589.3 million and $313.2 million, respectively, as of March 31, 2008, and $199.3 million, $604.3 million and $329.5 million, respectively, as of December 31, 2007.
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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
If we do not intend to hold a security to maturity or determine a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down reflected in our earnings as a realized loss in the period the impairment arose. These evaluations, for investments other than interests in securitized assets, resulted in non-cash realized investment losses of $11.7 million and $2.5 million, respectively, for the three months ended March 31, 2008 and 2007. Our impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the FASB. As a result of our impairment evaluations for investments in securitized assets, there were no non-cash realized investment losses recorded for three months ended March 31, 2008 and 2007.
Our fixed maturity portfolio amounted to $2,766.1 million and $2,659.2 million, as of March 31, 2008 and December 31, 2007, respectively, of which 99.9% of the portfolio was comprised of investment grade securities as of March 31, 2008 and December 31, 2007. We had fixed maturity investments with gross unrealized losses amounting to $23.2 million and $7.0 million as of March 31, 2008 and December 31, 2007, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $4.8 million and $3.0 million as of March 31, 2008 and December 31, 2007, respectively.
Securities with an Unrealized Loss as of March 31, 2008:
The following table identifies the period of time securities with an unrealized loss as of March 31, 2008 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 1.0% and 23.5%, respectively, of the total estimated fair value, or 6.5% and 13.7%, respectively, of the total gross unrealized loss included in the table below.
•	The industry concentration as a percentage of total estimated fair value represents investments in a geographically diversified pool of investment grade municipal securities issued by states, political subdivisions, and public authorities under general obligation and/or special district/purpose issuing authority. The unrealized losses on these securities are generally attributable to changes both in market spreads and in the level of Treasury yields. The primary factor underlying the spread widening is the increasing market risk aversion to issues surrounding the monoline financial guarantors, given such guarantors’ significant participation in the municipal sector through their financial guarantee insurance.

•	The industry concentration as a percentage of the total gross unrealized loss primarily represents investments in equity securities issued by companies in the diversified financial services industry. The unrealized losses on these securities are generally attributable to the recent correction in the financial services industry primarily caused by the deterioration of credit conditions and increased risk aversion in the marketplace during the second half of 2007 and the first quarter of 2008. As of March 31, 2008, these securities were evaluated for other than temporary impairment in accordance with the Company’s impairment policy, and the Company concluded that these securities were not other than temporarily impaired.
The contractual repayment of the municipal securities is backed either by the general taxing authority of the state or political subdivision or by general or specific revenues of the public authorities and, in addition, a portion is pre-refunded and supported by US Government-type collateral.  Additionally, a portion of the securities is backed by financial guarantee insurance issued by monoline financial guarantors.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investments. Given the investment grade credit quality of the issuers represented in the municipal portfolio, without considering any monoline financial guarantee, we believe we will be able to collect all amounts due according to the contractual terms of the investments. At the present time, we have the ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore, we do not consider these investments to be other than temporarily impaired as of March 31, 2008 (dollars in millions).

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Gross Unrealized Losses as of March 31, 2008
	Fixed Maturities
	Available for Sale
Continuous time in	Excluding Interests
Unrealized loss	in Securitized	Interests in	Fixed Maturities		Total
position	Assets	Securitized Assets	Available for Sale	Equity Securities	Investments
0 – 3 months	$8.7	$2.5	$11.2	$10.5	$21.7
4 – 6 months	1.7	0.3	2.0	12.0	14.0
7 – 9 months	0.1	0.1	0.2	5.7	5.9
10 – 12 months	3.4	0.8	4.2	—	4.2
13 – 18 months	3.9	—	3.9	—	3.9
19 – 24 months	—	—	—	—	—
> 24 months	0.6	1.1	1.7	—	1.7

Total Gross Unrealized Losses	$18.4	$4.8	$23.2	$28.2	$51.4

Estimated fair value of securities with a gross unrealized loss	$752.3	$210.8	$963.1	$136.6	$1,099.7

Our impairment evaluation as of March 31, 2008 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
Our 29 investment positions in Aaa/AAA rated investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies were all in an unrealized gain position as of March 31, 2008.
Obligations of States and Political Subdivisions:
The unrealized losses on our investments in long term tax exempt securities which have ratings of Baa3/A- to Aaa/AAA are attributable to changes both in market spreads and in the level of Treasury yields. Of the 932 investment positions held, approximately 39.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Corporate Debt Securities:
The unrealized losses on our long term investments in Corporate bonds which have ratings from Baa3/BBB to Aa3/A+ are attributable primarily to changes in market spreads. Of the 67 investment positions held, approximately 28.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Our evaluation as of March 31, 2008 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on our investments in Asset Backed Securities which have ratings of Baa3/BBB to Aaa/AAA are attributable primarily to changes in market spreads. Of the 110 investment positions held, approximately 58.2% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on our investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA are attributable primarily to changes in market spreads. Of the 150 investment positions held, approximately

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
14.0% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on our investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA+ to Aaa/AAA are attributable primarily to changes in market spreads. Of the 172 investment positions held, approximately 26.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Our impairment evaluation as of March 31, 2008 for equity securities resulted in the conclusion that we do not consider the equity securities remaining in an unrealized loss position to be other than temporarily impaired. Of the 2,710 investment positions held, approximately 48.6% were in an unrealized loss position.
Structured Securities Portfolio:
The fair value of our structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $1,097.4 million as of March 31, 2008. AAA rated securities represented approximately 99.5% of our March 31, 2008 structured securities portfolio. Approximately $929.4 million of our structured securities investment portfolio is backed by residential collateral, consisting of:
•	$604.3 million of U.S. government agency backed Mortgage Pass-Through Securities;

•	$224.6 million of U.S. government agency backed Collateralized Mortgage Obligations;

•	$76.9 million of non-U.S. government agency Collateralized Mortgage Obligations backed by pools of prime loans (generally consists of loans made to the highest credit quality borrowers with Fair Isaac Corporation (“FICO”) scores generally greater than 720);

•	$19.1 million of structured securities backed by pools of ALT A loans (loans with less than normal documentation and borrowers with FICO scores in the approximated range of 650 to the low 700’s); and

•	$4.5 million of structured securities backed by pools of subprime loans (loans with less than normal documentation, higher combined loan-to-value ratios and borrowers with FICO scores capped at approximately 650).
Our $23.6 million ALT-A and subprime overall AAA rated loan portfolio is comprised of 20 securities with net unrealized losses of $0.3 million as of March 31, 2008. These securities have the following characteristics:
•	first to pay or among the first cash flow tranches of their respective transactions;

•	have a weighted average life of 2.3 years;

•	are spread across multiple vintages (origination year of underlying collateral pool), and

•	have not experienced any ratings downgrades as of March 31, 2008.
Our ALT-A and subprime loan portfolio has paid down to $23.6 million as of March 31, 2008, from $27.6 million as of December 31, 2007, and $42.0 million as of June 30, 2007.
As of March 31, 2008, we hold no investments in Collateralized Debt Obligations or Net Interest Margin securities.
Given a combination of events in the housing and mortgage finance sectors, the issues surrounding the monoline financial guarantors and the impact on municipal and asset backed finance, fixed maturity and equity markets, in general, have recently experienced, and may continue to experience, more volatility than during most prior historical reporting periods over the last few years. As of March 31, 2008, we had no impairments related to these market conditions. However, we expect that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, may impact the prices of securities held in our overall AA+ rated investment portfolio.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Municipal Bond Portfolio:
Our $1,527.7 million municipal bond overall AAA rated portfolio consists of $946.6 million of insured securities, or 61.9% of our total municipal bond portfolio. The weighted average underlying rating of the insured portion of our municipal bond portfolio is AA and the weighted average rating of the uninsured portion of our municipal bond portfolio is AA+. The following table represents our insured bond portfolio by monoline insurer as of March 31, 2008 (dollars in thousands):

	Market Value of Insured		Weighted Average
	Municipal Bonds	Percentage of Municipal	Underlying Rating of
Monoline Insurer	(in Thousands)	Bond Portfolio	Insured Municipal Bonds
Financial Security Assurance, Inc.	$302,945	19.8%	AA
MBIA, Inc.	281,452	18.4	AA
FGIC Corporation	199,067	13.0	AA-
AMBAC Financial Group, Inc.	158,664	10.4	AA-
XL Capital, LTD.	4,469	0.3	AA-

Total	$946,597	61.9%	AA

At purchase, each municipal bond is evaluated with regard to the following features: the issuer, the underlying obligation and/or the revenue pledge/collateral. The presence of the “financial guarantee” insurance is not an attribute used in the purchase decision. We consider the “financial guarantee” insurance to be “extra” protection. As of March 31, 2008, we had no impairments or surveillance issues related to these insured municipal bonds.
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

	Gross Unrealized Losses as of December 31, 2007
	(Dollars in Millions)
	Fixed Maturities
	Available for Sale
	Excluding Interests
Continuous time in	in Securitized	Interests in	Fixed Maturities
Unrealized loss position	Assets	Securitized Assets	Available for Sale	Equity Securities	Total Investments
0 – 3 months	$0.2	$0.7	$0.9	$8.1	$9.0
>3 – 6 months	—	0.1	0.1	6.5	6.6
>6 – 9 months	0.8	—	0.8	7.6	8.4
>9 – 12 months	1.3	—	1.3	—	1.3
>12 – 18 months	0.2	—	0.2	—	0.2
>18 – 24 months	0.1	—	0.1	—	0.1
> 24 months	1.4	2.2	3.6	—	3.6

Total Gross Unrealized Losses	$4.0	$3.0	$7.0	$22.2	$29.2

Estimated fair value of securities with a gross unrealized loss	$570.4	$357.6	$928.0	$118.1	$1,046.1

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
Gross Realized Losses:
For the three months ended March 31, 2008, our gross loss on the sale of fixed maturity and equity securities was $0.0 million and $3.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $0.0 million and $5.6 million, respectively. $2.7 million of the $3.4 million gross loss on the sale of equity securities for the three months ended March 31, 2008 resulted from the sale of the common stock we held in Bear Stearns Companies, Inc.
For the three months ended March 31, 2007, our gross loss on the sale of fixed maturity and equity securities was $0.1 million and $0.6 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $1.2 million and $8.9 million, respectively.
Liquidity and Capital Resources
          For the three months ended March 31, 2008, our fixed maturity investments experienced unrealized investment depreciation of $26.0 million, net of the related deferred tax benefit of $14.0 million, and our equity investments experienced unrealized investment depreciation of $16.6 million, net of the related deferred tax benefit of $9.0 million. For the three months ended March 31, 2008, net realized investment gains from the sale of equity securities were $0.3 million.
          As of March 31, 2008, we had total investments with a carrying value of $3,097.1 million, of which 89.3% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The remaining 10.7% of our total investments consisted primarily of publicly traded common stock securities.
          During the three months ended March 31, 2008, Philadelphia Consolidated Holding Corp. received a $45.0 million dividend payment, from Philadelphia Indemnity Insurance Company, one of our insurance subsidiaries.
          We produced net cash from operations of $162.9 million and $173.7 million for the three months ended March 31, 2008 and 2007, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. Cash from operations for the three months ended March 31, 2008 was primarily generated from premium growth during the current year as a result of increases in the number of policies written. Net loss and loss expense payments were $135.2 million and $92.2 million, respectively, for the three months ended March 31, 2008 and 2007. We believe we have adequate liquidity to pay all claims and meet all other cash needs.
          The $3.3 million of cash used from financing activities consisted of: $42.9 million of cash used to repurchase common stock under our stock purchase authorization, and $10.0 million of repayments on our unsecured $50.0 million credit agreement, offset by: $45.0 million of borrowings from our unsecured $50.0 million credit agreement, $1.2 million of excess tax benefit from the issuance of shares pursuant to stock based compensation plans, $2.7 million of proceeds from the issuance of shares pursuant to our stock based compensation plans and $0.7 million from the collection of notes receivable associated with our employee stock purchase plans.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
          We currently have in place an unsecured $50.0 million Credit Agreement (“the Credit Agreement”) which expires on June 27, 2008. The Credit Agreement provides capacity for working capital and other general corporate purposes. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of March 31, 2008, $35.0 million of borrowings were outstanding under the Credit Agreement, at interest rates ranging from 2.91% to 3.35%.
          Two of our Insurance Subsidiaries are members of the Federal Home Loan Bank of Pittsburgh (“FHLB”). A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. The borrowing capacity provides an immediately available line of credit. As of March 31, 2008, our Insurance Subsidiaries had no borrowings outstanding, and their unused borrowing capacity was $736.9 million.
          The NAIC’s risk-based capital method is designed to measure the acceptable amount of capital and surplus an insurer should have, based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, our Insurance Subsidiaries capital and surplus is in excess of the prescribed risk-based capital requirements.
New Accounting Pronouncement
          In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. Because we do not currently engage in derivative transactions or hedging activities, we do not anticipate any significant financial statement disclosure impact resulting from our evaluation of SFAS 161.

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
          The table below provides information about our financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of March 31, 2008 and 2007. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is our reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
	(Dollars in Thousands)
March 31, 2008:
Investments
Total Fixed Maturities Available For Sale	$2,766,054	200 bp decrease	$3,042,597	10.0%	11.5%
		100 bp decrease	$2,908,375	5.2%	5.9%
		50 bp decrease	$2,837,984	2.6%	3.0%
		50 bp increase	$2,693,422	(2.6)%	(3.0)%
		100 bp increase	$2,620,802	(5.3)%	(6.1)%
		200 bp increase	$2,476,653	(10.5)%	(12.1)%

March 31, 2007:
Investments
Total Fixed Maturities Available For Sale	$2,282,135	200 bp decrease	$2,472,159	8.3%	9.9%
		100 bp decrease	$2,383,528	4.4%	5.3%
		50 bp decrease	$2,334,103	2.3%	2.7%
		50 bp increase	$2,228,838	(2.3)%	(2.8)%
		100 bp increase	$2,175,311	(4.7)%	(5.6)%
		200 bp increase	$2,070,678	(9.3)%	(11.0)%

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported in Item 3 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, on February 26, 2008, the Company received a complaint filed on February 14, 2008 with the U.S. District Court for the Southern District of Florida by seven individuals. These individuals purported to act on behalf of a class of similarly situated persons who had been issued insurance policies by Liberty American Select Insurance Company, formerly known as Mobile USA Insurance Company (“LASIC”). The complaint, which is alleged to be a “class action complaint”, was filed against the Company and its subsidiaries, LASIC, Liberty American Insurance Company and Liberty American Insurance Group, Inc. The complaint requests an unspecified amount of damages “in excess of $5,000,000” and equitable relief to prevent the defendants from committing what are alleged to be unfair business practices. The plaintiffs allege that from the period from at least as early as September 1, 2003 through December 31, 2006 they and other policyholders sustained property damage covered under policies issued by LASIC, and that LASIC improperly denied or paid only a portion of the policyholders’ claims for which they were entitled to be reimbursed.
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
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its common stock during the first quarter of 2008 are shown in the following table:

				(c) Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares That
				Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number			Announced	Under the
	of Shares		(b) Average	Plans or	Plans or
Period	Purchased		Price Paid per Share	Programs	Programs
January 1 – January 31	1,273	(1)	$30.45	—	—
	—		—	—	$45,000,000 (2)

February 1 – February 29	3,374	(1)	$33.66	—	—
	—		—	—	$45,000,000 (2)

March 1 – March 31	8,050	(1)	$34.17	—	—
	—		—	1,353,200	$2,100,000 (2)

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, was $75.3 million as of March 31, 2008. As of March 31, 2008, $73.2 million has been utilized.
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

PHILADELPHIA CONSOLIDATED HOLDING CORP. Registrant

Date May 6, 2008	James J. Maguire, Jr. James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date May 6, 2008	Craig P. Keller Craig P. Keller
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)