Form 10-Q
period 2008-06-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2008-08-05
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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
YES: ☐ NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2008.
Common Stock, no par value, 71,512,810 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended June 30, 2008

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets –June 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations and Comprehensive Income — For the three and six months ended June 30, 2008 and 2007	4

Consolidated Statements of Changes in Shareholders’ Equity — For the six months ended June 30, 2008 and the year ended December 31, 2007	5

Consolidated Statements of Cash Flows — For the six months ended June 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7 - 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26 - 46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	48

Part II — Other Information

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50 - 51

Item 5. Other Information	51

Item 6. Exhibits	52

Signatures	53
Casualty Excess of Loss Reinsurance Contract effective January 1, 2008
Casualty (Clash) Excess of Loss Contract effective January 1, 2008
Property Per Risk Excess of Loss Agreement of Reinsurance with General Reinsurance Corporation effective January 1, 2008
Property Fourth Per Risk Excess of Loss Reinsurance Agreement effective January 1, 2008 - 25% Placement via Willis Re Inc
Property Fifth Per Risk Excess of Loss Reinsurance Agreement effective January 1, 2008 - 50% Share with Arch Reinsurance Company
Terrorism Catastrophe Excess of Loss Reinsurance Contract - 20% Share with Validus Reinsurance, LTD. effective March 1, 2008
Certification of the Company's chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Company's chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Company's chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Company's chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	June 30, 2008	December 31,
	(Unaudited)	2007
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $2,864,732 AND $2,639,471)	$2,844,209	$2,659,197
EQUITY SECURITIES AT MARKET (COST $339,169 AND $322,877)	348,374	356,026

TOTAL INVESTMENTS	3,192,583	3,015,223

CASH AND CASH EQUIVALENTS	89,657	106,342
ACCRUED INVESTMENT INCOME	28,300	24,964
PREMIUMS RECEIVABLE	399,896	378,217
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	301,012	280,110
DEFERRED INCOME TAXES	81,717	42,855
DEFERRED ACQUISITION COSTS	187,389	184,446
PROPERTY AND EQUIPMENT, NET	21,992	26,330
OTHER ASSETS	100,964	41,451

TOTAL ASSETS	$4,403,510	$4,099,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,613,322	$1,431,933
UNEARNED PREMIUMS	866,596	847,485

TOTAL POLICY LIABILITIES AND ACCRUALS	2,479,918	2,279,418
PREMIUMS PAYABLE	77,770	97,674
OTHER LIABILITIES	251,135	175,373

TOTAL LIABILITIES	2,808,823	2,552,465

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE,
10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE,
125,000,000 SHARES AUTHORIZED, 71,503,346 AND 72,087,287 SHARES ISSUED AND OUTSTANDING	399,704	423,379
NOTES RECEIVABLE FROM SHAREHOLDERS	(22,565)	(19,595)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(7,356)	34,369
RETAINED EARNINGS	1,224,904	1,109,320

TOTAL SHAREHOLDERS’ EQUITY	1,594,687	1,547,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,403,510	$4,099,938

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
REVENUE:
NET EARNED PREMIUMS	$393,037	$337,315	$772,425	$656,033
NET INVESTMENT INCOME	32,299	28,522	64,304	55,495
NET REALIZED INVESTMENT GAIN (LOSS)	(11,513)	28,064	(22,907)	29,821
OTHER INCOME	3,654	850	5,007	1,680

TOTAL REVENUE	417,477	394,751	818,829	743,029

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	266,106	172,234	489,492	332,753
NET REINSURANCE RECOVERIES	(42,836)	(23,645)	(72,803)	(33,659)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	223,270	148,589	416,689	299,094
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	115,479	101,746	229,635	198,650
OTHER OPERATING EXPENSES	4,376	2,981	7,965	6,136

TOTAL LOSSES AND EXPENSES	343,125	253,316	654,289	503,880

INCOME BEFORE INCOME TAXES	74,352	141,435	164,540	239,149

INCOME TAX EXPENSE (BENEFIT):
CURRENT	30,072	56,511	65,350	93,330
DEFERRED	(8,628)	(9,477)	(16,394)	(14,562)

TOTAL INCOME TAX EXPENSE	21,444	47,034	48,956	78,768

NET INCOME	$52,908	$94,401	$115,584	$160,381

OTHER COMPREHENSIVE LOSS, NET OF TAX:
HOLDING LOSS ARISING DURING PERIOD	$(32,906)	$(11,920)	$(56,615)	$(3,039)
RECLASSIFICATION ADJUSTMENT	7,484	(18,242)	14,890	(19,384)

OTHER COMPREHENSIVE LOSS	(25,422)	(30,162)	(41,725)	(22,423)

COMPREHENSIVE INCOME	$27,486	$64,239	$73,859	$137,958

PER AVERAGE SHARE DATA:
NET INCOME – BASIC	$0.76	$1.34	$1.65	$2.28

NET INCOME – DILUTED	$0.73	$1.27	$1.59	$2.16

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	69,809,174	70,361,554	70,128,823	70,255,758
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	2,608,996	3,835,617	2,597,895	3,966,198

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	72,418,170	74,197,171	72,726,718	74,221,956

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Six
	Months Ended
	June 30, 2008	For the Year Ended
	(Unaudited)	December 31, 2007
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	72,087,287	70,848,482
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	195,654	491,416
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	573,605	747,389
LESS: TREASURY SHARES ACQUIRED	(1,353,200)	—

BALANCE AT END OF PERIOD	71,503,346	72,087,287

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$423,379	$376,986
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS	5,060	16,448
EFFECTS OF ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	14,166	29,155
OTHER	—	790
LESS: COST OF TREASURY SHARES ACQUIRED	(42,901)	—

BALANCE AT END OF PERIOD	399,704	423,379

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(19,595)	(17,074)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(4,934)	(8,466)
COLLECTION OF NOTES RECEIVABLE	1,964	5,945

BALANCE AT END OF PERIOD	(22,565)	(19,595)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	34,369	24,848
OTHER COMPREHENSIVE INCOME (LOSS) INCOME, NET OF TAXES	(41,725)	9,521

BALANCE AT END OF PERIOD	(7,356)	34,369

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	1,109,320	782,507
NET INCOME	115,584	326,813

BALANCE AT END OF PERIOD	1,224,904	1,109,320

TOTAL SHAREHOLDERS’ EQUITY	$1,594,687	$1,547,473

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$115,584	$160,381
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	22,907	(29,821)
GAIN ON SALE OF FIXED ASSETS	(1,174)	—
AMORTIZATION OF INVESTMENT PREMIUMS, NET OF DISCOUNT	4,916	3,044
AMORTIZATION OF INTANGIBLE ASSETS	1,946	1,434
DEPRECIATION	4,374	3,821
DEFERRED INCOME TAX BENEFIT	(16,394)	(14,562)
CHANGE IN PREMIUMS RECEIVABLE	(21,679)	9,019
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	(20,902)	(2,866)
CHANGE IN ACCRUED INVESTMENT INCOME	(3,336)	(2,172)
CHANGE IN DEFERRED ACQUISITION COSTS	(2,943)	(8,547)
CHANGE IN INCOME TAXES PAYABLE	(11,022)	11,544
CHANGE IN OTHER ASSETS	(12,006)	4,542
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	181,389	100,213
CHANGE IN UNEARNED PREMIUMS	19,111	19,513
CHANGE IN OTHER LIABILITIES	(13,009)	1,854
FAIR VALUE OF STOCK BASED COMPENSATION	8,393	7,649
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	(1,971)	(2,902)

NET CASH PROVIDED BY OPERATING ACTIVITIES	254,184	262,144

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	500	114,212
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	158,054	119,214
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	40,859	199,048
COST OF FIXED MATURITIES ACQUIRED	(388,919)	(479,195)
COST OF EQUITY SECURITIES ACQUIRED	(69,926)	(220,459)
PROCEEDS FROM SALE OF FIXED ASSETS	3,825	—
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(2,687)	(2,704)
PAYMENT FOR ACQUISITION OF GILLINGHAM & ASSOCIATES INC., NET OF CASH ACQUIRED	(32,881)	—
PURCHASE OF OTHER INTANGIBLES	(1,877)	(8,564)

NET CASH USED FOR INVESTING ACTIVITIES	(293,052)	(278,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS	(45,000)	—
PROCEEDS FROM LOANS	102,220	—
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	3,803	3,835
PROCEEDS FROM COLLECTION OF SHAREHOLDER NOTES RECEIVABLE	1,964	2,791
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	126	206
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	1,971	2,902
COST OF COMMON STOCK REPURCHASED	(42,901)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,183	9,734

NET INCREASE IN CASH AND CASH EQUIVALENTS	(16,685)	(6,570)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	106,342	108,671

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,657	$102,101

NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS IN EXCHANGE FOR NOTES RECEIVABLE	$4,934	$3,450
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The consolidated financial statements for the quarterly period ended June 30, 2008 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year or any other period.

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

As of June 30, 2008, the Company has no non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis. The Company is currently evaluating the impact of measuring non-financial assets and non-financial liabilities on a non-recurring basis.

The Company’s financial assets consist of its investments in fixed maturity and equity securities, and cash equivalents. The Company accounts for its fixed maturity and equity securities assets at fair value under FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Historically, the Company’s external fixed maturity investment manager has provided pricing for the Company’s financial assets based upon pricing methodologies approved by the investment manager’s internal pricing committee utilizing pricing information from market vendors on a pre-established provider list. Effective with the Company’s adoption of SFAS 157 and as of June 30, 2008, the Company’s external fixed maturity investment manager has assisted the Company in measuring the fair value of these financial assets accounted for under SFAS 115, in accordance with the provisions of SFAS 157. No cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2008 was required as the result of the adoption of SFAS 157. As of June 30, 2008, the Company has no liabilities required to be measured at fair value in accordance with the provisions of SFAS 157.

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
As of June 30, 2008, the Company primarily measured the fair value of its financial assets which are measured on a recurring basis utilizing the Market Approach. Certain other financial assets were measured using the Income Approach. The Company has consistently applied these valuation techniques during the six months ended June 30, 2008.
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
The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its Consolidated Balance Sheets as of June 30, 2008:
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
Level 2 – Represents financial assets whose fair value is determined based upon various inputs including, but not limited to, quoted market prices for similar assets in active markets, quoted market prices for identical assets in inactive markets, inputs other than quoted market prices that are observable for the asset such as interest rates or yield curves, or other inputs derived principally from or corroborated from other observable market information. An example of a Level 2 input utilized to measure fair value, specifically for the Company’s fixed maturity portfolio, is “matrix pricing.” “Matrix pricing” relies on observable inputs from active markets other than quoted market prices including, but not limited to, benchmark securities and yields, latest reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and other relevant reference data to determine fair value. “Matrix pricing” is used to measure the fair value of fixed maturity securities where obtaining individual quoted market prices is impractical.
Level 3 – Represents financial assets whose fair value is determined based upon inputs that are unobservable, including the Company’s own determinations of the assumptions that a market participant would use in pricing the asset. Examples of a Level 3 input utilized to measure fair value include broker pricing and net asset value calculations. As financial assets measured using Level 3 inputs may represent non-investment grade structured securities, the Company obtains the broker pricing from either the lead manager of the issue or from the broker used at the time the security was purchased. Material assumptions and factors considered by the brokers in pricing these securities may include cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or benchmark securities that may have occurred since the prior pricing period. Net asset value calculations are obtained from the lead investment manager of the asset being measured.

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
SFAS 157 Recurring Fair Value Measurements:
The following table represents the Company’s “fair value hierarchy” for all assets measured on a recurring basis as of June 30, 2008:

Fair Value Measurements as of June 30, 2008 Utilizing:
(In Thousands)
	Quoted Prices –
	Active Markets		Significant
	Identical Assets –	Significant Other	Unobservable
	Observable Inputs	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

US Treasury Securities and Obligations of US Government Corporations and Agencies	$9,363	$4,016	$—	$13,379

Obligations of States and Political Subdivisions	—	1,597,298	—	1,597,298

Corporate and Bank Debt Securities	—	154,885	—	154,885

Asset Backed Securities	—	200,677	19,161	219,838

Mortgage Pass-Through Securities	—	570,405	—	570,405

Collateralized Mortgage Obligations	—	288,404	—	288,404

Total Fixed Maturities Available For Sale at Market	$9,363	$2,815,685	$19,161	$2,844,209

Equity Securities at Market	318,378	7,602	22,394	348,374

Cash Equivalents	101,594	—	—	101,594

Total Fair Value Measurements	$429,335	$2,823,287	$41,555	$3,294,177

% of Total Fair Value Measurements	13.0%	85.7%	1.3%	100.0%

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

Fair Value Measurements Utilizing Level 3 Inputs:
The $19.2 million of Asset Backed Securities measured utilizing Level 3 inputs included in the table above represents two securities.
The $22.4 million of Equity Securities measured utilizing Level 3 inputs included in the table above primarily consists of $17.9 million of investments in an international equity fund owning international equity securities, and $4.4 million of investments in limited partnerships.
The following tables represent a summary of the changes in the fair value of the Company’s assets measured on a recurring basis using Level 3 inputs as of and for the three and six months ended June 30, 2008:

Fair Value Measurements Utilizing Significant Unobservable (Level 3) Inputs:
(In Thousands)
		Collateralized
	Asset Backed	Mortgage	Equity
	Securities	Obligations	Securities	Total

For The Three Months Ended June 30, 2008:
Beginning Balance as of April 1, 2008:	$9,682	$142	$16,399	$26,223
Total gains or loss (realized/unrealized)
Included in earnings	—	(7)	(192)	(199)
Included in Other Comprehensive Income	(65)	13	(614)	(666)
Purchases, issuances, settlements	9,882	(8)	6,801	16,675
Transfers in and/or out of Level 3	(338)	(140)	—	(478)

Ending Balance as of June 30, 2008:	$19,161	$—	$22,394	$41,555

For The Six Months Ended June 30, 2008:
Beginning Balance as of January 1, 2008:	$10,511	$121	$11,505	$22,137
Total gains or loss (realized/unrealized)
Included in earnings	1	(12)	(795)	(806)
Included in Other Comprehensive Income	(835)	47	(1,862)	(2,650)
Purchases, issuances, settlements	9,822	(16)	13,546	23,352
Transfers in and/or out of Level 3	(338)	(140)	—	(478)

Ending Balance as of June 30, 2008:	$19,161	$—	$22,394	$41,555
Realized gains and losses included in earnings for the three and six months ended June 30, 2008 are reported as net realized investment gain (loss). During the three and six months ended June 30, 2008, the Company recorded $0.2 million and $0.8 million, respectively, of net realized investment losses on its assets measured at fair value on a recurring basis utilizing Level 3 inputs within the net realized investment gain (loss) line of revenues.
For the three and six months ended June 30, 2008, the Company has not included any gains or losses in earnings that are attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2008. Due to the fact that the Company’s investment portfolio is classified as available for sale under SFAS 115, unrealized gains and losses are recorded as a component of other comprehensive income rather than earnings.
SFAS 159 Fair Value Option for Eligible Financial Assets and Liabilities:
On January 1, 2008, the provisions of Statement No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS 159”) also became effective. The purpose of SFAS 159 was to expand the use of fair value measurements by providing entities with the option of measuring certain financial assets and liabilities at fair value, which were previously measured on a basis other than fair value under existing accounting pronouncements. The Company did not elect the fair value option under SFAS 159 for any of its eligible financial instruments as of June 30, 2008.

3.	Investments

Impairment Reviews as of June 30, 2008:

The Company regularly performs impairment reviews with respect to its investments. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation, for investments other than interests in securitized assets, resulted in non-cash realized investment losses of $11.7 million and $0.1 million, respectively, for the three months ended June 30, 2008 and 2007, and $22.4 million and $2.6 million, respectively, for the six months ended June 30, 2008 and 2007. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the FASB. As a result of the Company’s impairment evaluation for investments in securitized assets, there were no non-cash realized investment losses recorded for the three or six months ended June 30, 2008 or 2007

The following table identifies the period of time securities with an unrealized loss as of June 30, 2008 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 2.0% and 22.9%, respectively, of the total estimated fair value, or 4.7% and 11.4%, respectively, of the total gross unrealized loss included in the table below. The industry concentration as a percentage of total estimated fair value represents investments in a geographically diversified pool of investment grade Municipal securities issued by states, political subdivisions, and public authorities under general obligation and/or special district/purpose issuing authority. The industry concentration as a percentage of the total gross unrealized loss primarily represents investments in equity securities issued by companies in the Diversified Financial Services industry.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2008
Fixed Maturities Available for Sale:			(In Thousands)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$714	$22	$—	$—	$714	$22

Obligations of States and Political Subdivisions	871,007	13,875	165,804	6,176	1,036,811	20,051

Corporate and Bank Debt Securities	83,673	1,816	5,458	315	89,131	2,131

Asset Backed Securities	100,906	3,083	13,420	1,079	114,326	4,162

Mortgage Pass-Through Securities	318,167	4,591	25,203	897	343,370	5,488

Collateralized Mortgage Obligations	82,578	2,993	20,468	1,057	103,046	4,050

Total Fixed Maturities Available for Sale	$1,457,045	$26,380	$230,353	$9,524	$1,687,398	$35,904

Equity Securities	155,737	30,255	—	—	155,737	30,255

Total Investments	$1,612,782	$56,635	$230,353	$9,524	$1,843,135	$66,159

The Company’s impairment evaluation as of June 30, 2008 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
U.S. Treasury Securities and Obligations of U.S. Government Agencies:

The unrealized losses on the Company’s investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies which have ratings of Aaa/AAA are attributable to the general level of interest rates. Of the 29 investment positions held, approximately 10.3% were in an unrealized loss position as of June 30, 2008.
Obligations of States and Political Subdivisions:

The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of Baa3/BBB- to Aaa/AAA are attributable to changes both in market spreads and in the level of Treasury yields. Of the 968 investment positions held, approximately 57.9% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:

The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Baa3/BBB to Aaa/AAA are attributable primarily to changes in market spreads. Of the 62 investment positions held, approximately 59.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of June 30, 2008 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Baa2/BBB to Aaa/AAA are attributable primarily to changes in market spreads. Of the 113 investment positions held, approximately 53.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in U.S. government agency issued Mortgage Pass-Through Securities which have ratings of Aaa/AAA are attributable primarily to changes in market spreads. Of the 150 investment positions held, approximately 57.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of A2/Ato Aaa/AAA are attributable primarily to changes in market spreads. Of the 167 investment positions held, approximately 33.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of June 30, 2008 for equity securities resulted in the conclusion that the Company does not consider the equity securities remaining in an unrealized loss position to be other than temporarily impaired. Of the 2,922 investment positions held, approximately 45.8% were in an unrealized loss position.
Structured Securities Investment Portfolio:
The fair value of the Company’s structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $1,078.0 million as of June 30, 2008. AAA rated securities represented approximately 98.6% of the June 30, 2008 structured securities portfolio. Approximately $864.5 million of the structured securities investment portfolio is backed by residential collateral, consisting of:
•	$569.4 million of U.S. government agency backed Mortgage Pass-Through Securities;

•	$207.7 million of U.S. government agency backed Collateralized Mortgage Obligations;

•	$68.1 million of non-U.S. government agency Collateralized Mortgage Obligations backed by pools of prime loans (generally consists of loans made to the highest credit quality borrowers with Fair Isaac Corporation (“FICO”) scores generally greater than 720);

•	$16.2 million of structured securities backed by pools of ALT A loans (loans with less than normal documentation and borrowers with FICO scores in the approximate range of 650 to the low 700’s); and

•	$3.1 million of structured securities backed by pools of subprime loans (loans with low documentation, higher combined loan-to-value ratios and borrowers with FICO scores capped at approximately 650).
The Company’s $19.3 million ALT-A and subprime overall AAA rated loan portfolio is comprised of 20 securities with net unrealized losses of $0.9 million as of June 30, 2008. These securities have the following characteristics:
•	first to pay or among the first cash flow tranches of their respective transactions;

•	weighted average life of 1.9 years;

•	spread across multiple vintages (origination year of underlying collateral pool); and

•	have not experienced any ratings downgrades as of June 30, 2008.
The Company’s ALT-A and subprime loan portfolio has paid down to $19.3 million as of June 30, 2008 from $27.6 million as of December 31, 2007, and $42.0 million as of June 30, 2007.

As of June 30, 2008, the Company holds no investments in Collateralized Debt Obligations or Net Interest Margin securities.
The Company expects fixed maturity and equity markets, in general, to continue to experience more volatility than during most prior historical reporting periods over the past few years. This expectation is based on a number of variables including, but not limited to, events in the housing and mortgage finance sectors, issues surrounding the monoline financial guarantors and the impact on municipal and asset backed finance and the effect on capital markets and investors as financial institutions de-leverage and undergo a period of recapitalization. As of June 30, 2008, the Company had no impairments or surveillance issues related to these market conditions. However, the Company expects that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, may impact the prices of securities held in the Company’s average AA+ rated investment portfolio, including its average AAA rated structured securities portfolio.
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
Cash flow assumptions for structured securities are obtained from a primary market provider of such information. These assumptions represent a market based best estimate of the amount and timing of estimated principal and interest cash flows based on current information and events. Prepayment assumptions for asset/mortgage backed securities consider a number of factors in estimating the prepayment activity, including, but not limited to, seasonality (the time of the year), refinancing incentive (current level of interest rates), economic activity (including housing turnover) and burnout/seasoning (term and age of the underlying collateral).
Municipal Bond Portfolio:
The Company’s $1,606.6 million municipal bond overall AA+ rated portfolio consists of $996.1 million of insured securities, or 62.0% of the Company’s total municipal bond portfolio. The weighted average underlying rating of the insured portion of the Company’s municipal bond portfolio is AA and the weighted average underlying rating of the uninsured portion of the Company’s municipal bond portfolio is AA+. The following table represents the Company’s insured bond portfolio by monoline insurer as of June 30, 2008:

	Market Value of Insured		Weighted Average
	Municipal Bonds	Percentage of Municipal	Underlying Rating of
Monoline Insurer	(In Thousands)	Bond Portfolio	Insured Municipal Bonds
Financial Security Assurance, Inc.	$327,889	20.4%	AA
MBIA, Inc.	298,740	18.6	AA
FGIC Corporation.	198,943	12.4	AA-
AMBAC Financial Group, Inc.	166,058	10.3	AA-
XL Capital, LTD.	4,444	0.3	AA-

Total	$996,074	62.0%	AA

At the time of purchase, each municipal bond is evaluated with regard to certain characteristics including, but not limited to, the issuer, the underlying obligation and/or the revenue pledge/collateral. The presence of any “financial guarantee” insurance is not an attribute used in the purchase decision. The Company considers the “financial guarantee” insurance to be “extra” protection. As of June 30, 2008, the Company had no impairments or surveillance issues related to these insured municipal bonds.
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

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2007
Fixed Maturities Available for Sale:			(In Thousands)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$—	$—	$5,670	$21	$5,670	$21

Obligations of States and Political Subdivisions	294,719	2,377	203,427	1,006	498,146	3,383

Corporate and Bank Debt Securities	7,835	33	58,709	570	66,544	603

Asset Backed Securities	50,574	138	13,989	81	64,563	219

Mortgage Pass-Through Securities	68,691	366	128,382	1,493	197,073	1,859

Collateralized Mortgage Obligations	30,731	236	65,252	725	95,983	961

Total Fixed Maturities Available for Sale	452,550	3,150	475,429	3,896	927,979	7,046

Equity Securities	118,095	22,159	—	—	118,095	22,159

Total Investments	$570,645	$25,309	$475,429	$3,896	$1,046,074	$29,205

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

The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. As of June 30, 2008 and December 31, 2007, the carrying value of the securities on deposit totaled $16.7 million and $15.7 million, respectively.

Additionally, as of June 30, 2008 the Insurance Subsidiaries had $57.2 million of borrowings outstanding within the Federal Home Loan Bank of Pittsburgh (“FHLB”). These borrowings are collateralized by investments, principally asset backed securities, with a carrying value of $82.1 million as of June 30, 2008. As of December 31, 2007, the Insurance Subsidiaries had no borrowings outstanding or investments pledged as collateral to FHLB.

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

Estimates for unpaid loss and loss adjustment expenses are based on management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other internal and external factors. These factors include, but are not limited to, the Company’s growth, changes in the Company’s operations, and legal, social, and economic developments. These estimates are reviewed regularly and any resulting adjustments are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of June 30, 2008, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.

During the three months ended June 30, 2008, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2007 and prior by the following amounts:

Net
(In Millions)	Decrease
Accident Year 2007	$6.6
Accident Year 2006	4.8
Accident Year 2005	4.1
Accident Years 2004 and prior	3.0

Total	$18.5

For accident year 2007, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, and management liability coverages due to better than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated for commercial general liability and commercial property coverages, and claim severity being less than anticipated for management liability coverage. These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of both claim frequency and severity being greater than anticipated.
For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial property and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated. These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated.
For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for management liability and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, management liability, and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
During the six months ended June 30, 2008, the Company decreased the estimated net unpaid loss and loss adjustment expenses for accident years 2007 and prior by the following amounts:

Net
(In Millions)	Decrease
Accident Year 2007	$4.7
Accident Year 2006	8.9
Accident Year 2005	5.3
Accident Years 2004 and prior	5.5

Total	$24.4

For accident year 2007, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability and management liability coverages due to better than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated for commercial general liability coverage and claim severity being less than anticipated for management liability coverage These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of both claim frequency and severity being greater than anticipated.
For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated. These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated.
For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability and management liability and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates across most coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
6.	Shareholders’ Equity

The Philadelphia Consolidated Holding Corp. Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) provides incentives and awards to those employees and members of the Board (“participants”) largely responsible for the long term success of the Company. Under the Plan, the Company issued 512,760 and 436,607 stock settled appreciation rights (“SARS”) during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. The Company also issued 259,695 and 146,884 shares of restricted stock awards during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

7.	Stock Repurchase

During the six months ended June 30, 2008, the Company repurchased 1,353,200 shares of stock at a cost of $42.9 million under its stock repurchase authorization. As of June 30, 2008, $52.1 million remains available under previous stock purchase authorizations which aggregated $125.3 million. During the six months ended June 30, 2007, the Company did not repurchase any shares of stock under its stock repurchase authorization.

8.	Earnings Per Share

Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. The computation of earnings per share for the three and six months ended June 30, 2008 and 2007, is as follows:

	As of and For the Three		As of and For the Six
	Months Ended June 30,		Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2008	2007	2008	2007
Weighted-Average Common Shares Outstanding	69,809	70,362	70,129	70,256

Weighted-Average Potential Shares Issuable	2,609	3,835	2,598	3,966

Weighted-Average Shares and Potential Shares Issuable	72,418	74,197	72,727	74,222

Net Income	$52,908	$94,401	$115,584	$160,381

Basic Earnings per Share	$0.76	$1.34	$1.65	$2.28

Diluted Earnings per Share	$0.73	$1.27	$1.59	$2.16

The following tables present stock appreciation rights (“SARS”) that were outstanding during 2008 or 2007, but were not included in the computation of earnings per share as of or for the three or six months ended June 30, 2008 and 2007 because the SARS’ hypothetical option price was greater than the average market prices of the Company’s common shares for the period:

As of and For the Three Months Ended June 30, 2008			As of and For the Three Months Ended June 30, 2007
SARS Outstanding			SARS Outstanding
as of	Hypothetical	Expiration Date	as of	Hypothetical	Expiration Date
June 30, 2008	Option Price	of SAR	June 30, 2007	Option Price	of SAR
30,000	$39.95	September 28, 2016	407,446	$47.52	February 21, 2017
407,446	$47.52	February 21, 2017	25,000	$43.44	March 19, 2017
25,000	$43.44	March 19, 2017
661	$42.41	May 1, 2017
3,500	$36.85	August 1, 2017
65,620	$37.12	April 29, 2018

As of and For the Six Months Ended June 30, 2008			As of and For the Six Months Ended June 30, 2007
SARS Outstanding			SARS Outstanding
as of	Hypothetical	Expiration Date	as of	Hypothetical	Expiration Date
June 30, 2008	Option Price	of SAR	June 30, 2007	Option Price	of SAR
22,500	$35.35	March 1, 2016	407,446	$47.52	February 21, 2017
30,000	$39.95	September 28, 2016
407,446	$47.52	February 21, 2017
25,000	$43.44	March 19, 2017
661	$42.41	May 1, 2017
3,500	$36.85	August 1, 2017
65,620	$37.12	April 29, 2018
9.	Income Taxes

The Company’s liability for its unrecognized tax benefits was $0.2 million as of June 30, 2008 and December 31, 2007. As of June 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.2 million. Interest and penalties accrued for the underpayment of taxes are recorded as a component of income tax expense. The liability for interest and penalties amounted to $0.1 million as of June 30, 2008 and December 31, 2007.

The Company and its subsidiaries file Federal and State income tax returns as required. The Company and its subsidiaries are subject to Federal and State examinations for tax years 2003 through 2007, and 2005 through 2007, respectively.

The effective tax rate differs from the 35% marginal tax rate principally as a result of tax-exempt interest income, the dividend received deduction and other differences in the recognition of revenues and expenses for tax and financial reporting purposes.

10.	Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on written and earned premiums is as follows:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2008		June 30, 2007
(In Thousands)	Written	Earned	Written	Earned
Direct Business	$444,741	$439,538	$397,829	$394,634
Reinsurance Assumed	538	808	684	865
Reinsurance Ceded	(46,833)	(47,309)	(59,326)	(58,184)

Net Premiums	$398,446	$393,037	$339,187	$337,315

	For the Six Months Ended		For the Six Months Ended
	June 30, 2008		June 30, 2007
	Written	Earned	Written	Earned
Direct Business	$887,345	$867,830	$791,360	$771,576
Reinsurance Assumed	1,021	1,425	1,267	1,538
Reinsurance Ceded	(83,952)	(96,830)	(116,007)	(117,081)

Net Premiums	$804,414	$772,425	$676,620	$656,033

11.	Commitments and Contingencies

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

Credit Agreement:

The Company maintains an unsecured Credit Agreement (the “Credit Agreement”) which establishes a revolving credit facility providing for loans to the Company of up to $50.0 million in principal amount outstanding at any one time. The Credit Agreement had a maturity date of June 27, 2008, which was extended to July 11, 2008. The Credit Agreement contains an annual commitment fee of 6.0 basis points per annum on the unused commitments under the Credit Agreement. Each loan under the amended Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, (i) Libor plus 0.35% or (ii) the higher of the administrative agent and lender’s prime rate and the Federal Funds rate plus 0.50%. As of June 30, 2008, no borrowings were outstanding under the Credit Agreement. The Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of June 30, 2008, the Company was in compliance with all covenants contained in the Credit Agreement.

On July 11, 2008, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A. and Wachovia Bank, National Association. The Amended Credit Agreement amended and restated the Company’s existing unsecured Credit Agreement among the Company and such Banks. The Amended Credit Agreement changed the terms of the existing Credit Agreement by extending the maturity date to June 26, 2009, including a $10.0 million letter of credit facility as part of the aggregate $50.0 million revolving credit commitments of the Bank lenders, increasing the unused commitment fee from 6.0 basis points to 7.0 basis points per annum and increasing the Company’s Libor option per annum interest rate from Libor plus 0.35% to Libor plus 0.40%.

State Insurance Guaranty Funds:

As of June 30, 2008 and December 31, 2007, included in Other Liabilities in the Consolidated Balance Sheets were $17.9 million and $13.2 million, respectively, of liabilities for state insurance guaranty funds. As of June 30, 2008 and December 31, 2007, included in Other Assets in the Consolidated Balance Sheets were $0.2 million of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

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

Among other state insurance facilities, the Company is subject to assessments from Florida Citizens Property Insurance Corporation (“Florida Citizens”), which was originally created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Florida Citizens, at the discretion and direction of its Board of Governors (“Florida Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 6% of the deficit or 6% of Florida property premiums industry-wide for the prior year. The portion of the total assessment attributable to the Company is based on its market share. An insurer may recoup a regular assessment through a surcharge to policyholders. If a deficit remains after the regular assessment, Florida Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to Florida Citizens as collected. In addition, Florida Citizens may issue bonds to further fund a deficit.

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

Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Losses arising during the three and six months ended June 30, 2008 and 2007 was $17.7 million and $6.4 million, respectively, and $30.5 million and $1.6 million, respectively. The related tax effect of Reclassification Adjustments for the three and six months ended June 30, 2008 and 2007 was $4.0 million and $(9.8) million, respectively, and $8.0 million and $(10.4) million, respectively.

13.	New Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. As the Company does not currently engage in derivative transactions or hedging activities, the Company does not anticipate any significant financial statement disclosure impact resulting from its evaluation of SFAS 161.

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

The Company does not anticipate any significant financial statement impact resulting from its evaluation of SFAS 162.

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”) to eliminate diversity in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60 “Accounting and Reporting by Insurance Enterprises.” SFAS 163 is effective for all financial statements issued in fiscal years and interim periods beginning after December 15, 2008, with the exception of disclosures about insurance enterprises’ risk-management activities used to track and monitor deteriorating insured financial obligations, which are effective for the first period, including interim periods, after the issuance of SFAS 163. Except for these risk-management disclosures, early application is not permitted. As the Company does not currently enter into financial guarantee insurance contracts, the Company does not anticipate any significant financial statement or disclosure impact resulting from its evaluation of SFAS 163.

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
Following is a tabulation of business segment information for the three and six months ended June 30, 2008 and 2007. Corporate information is included to reconcile segment data to the consolidated financial statements:

	As of and For The Three Months Ended June 30,
	Commercial	Specialty
(In Thousands)	Lines	Lines	Run-Off	Corporate	Total
2008:
Gross Written Premiums	$364,625	$65,198	$15,457	$—	$445,280

Net Written Premiums	$335,469	$60,085	$2,892	$—	$398,446

Revenue:
Net Earned Premiums	$332,583	$58,348	$2,106	$—	$393,037
Net Investment Income	—	—	—	32,299	32,299
Net Realized Investment Loss	—	—	—	(11,513)	(11,513)
Other Income	—	—	1,381	2,273	3,654

Total Revenue	332,583	58,348	3,487	23,059	417,477

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	205,107	17,231	932	—	223,270
Acquisition Costs and Other Underwriting Expenses	—	—	—	115,479	115,479
Other Operating Expenses	—	—	121	4,255	4,376

Total Losses and Expenses	205,107	17,231	1,053	119,734	343,125

Income Before Income Taxes	127,476	41,117	2,434	(96,675)	74,352

Total Income Tax Expense	—	—	—	21,444	21,444

Net Income	$127,476	$41,117	$2,434	$(118,119)	$52,908

Total Assets	$—	$—	$88,589	$4,314,921	$4,403,510

2007:
Gross Written Premiums	$321,908	$59,963	$16,642	$—	$398,513

Net Written Premiums	$293,543	$49,337	$(3,693)	$—	$339,187

Revenue:
Net Earned Premiums	$286,642	$47,811	$2,862	$—	$337,315
Net Investment Income	—	—	—	28,522	28,522
Net Realized Investment Gain	—	—	—	28,064	28,064
Other Income	—	—	630	220	850

Total Revenue	286,642	47,811	3,492	56,806	394,751

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	123,238	24,024	1,327	—	148,589
Acquisition Costs and Other Underwriting Expenses	—	—	—	101,746	101,746
Other Operating Expenses	—	—	357	2,624	2,981

Total Losses and Expenses	123,238	24,024	1,684	104,370	253,316

Income Before Income Taxes	163,404	23,787	1,808	(47,564)	141,435

Total Income Tax Expense	—	—	—	47,034	47,034

Net Income	$163,404	$23,787	$1,808	$(94,598)	$94,901

Total Assets	$—	$—	$107,019	$3,647,930	$3,754,949

	As of and For The Six Months Ended June 30,
	Commercial	Specialty
(In Thousands)	Lines	Lines	Run-Off	Corporate	Total
2008:
Gross Written Premiums	$722,978	$134,330	$31,058	$—	$888,366

Net Written Premiums	$662,800	$133,659	$7,955	$—	$804,414

Revenue:
Net Earned Premiums	$653,816	$113,987	$4,622	$—	$772,425
Net Investment Income	—	—	—	64,304	64,304
Net Realized Investment Loss	—	—	—	(22,907)	(22,907)
Other Income	—	—	1,807	3,200	5,007

Total Revenue	653,816	113,987	6,429	44,597	818,829

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	366,086	47,969	2,634	—	416,689
Acquisition Costs and Other Underwriting Expenses	—	—	—	229,635	229,635
Other Operating Expenses	—	—	586	7,379	7,965

Total Losses and Expenses	366,086	47,969	3,220	237,014	654,289

Income Before Income Taxes	287,730	66,018	3,209	(192,417)	164,540

Total Income Tax Expense	—	—	—	48,956	48,956

Net Income	$287,730	$66,018	$3,209	$(241,373)	$115,584

Total Assets	$—	$—	$88,589	$4,314,921	$4,403,510

2007:
Gross Written Premiums	$633,277	$120,705	$38,645	$—	$792,627

Net Written Premiums	$578,965	$99,897	$(2,242)	$—	$676,620

Revenue:
Net Earned Premiums	$558,547	$93,293	$4,193	$—	$656,033
Net Investment Income	—	—	—	55,495	55,495
Net Realized Investment Gain	—	—	—	29,821	29,821
Other Income	—	—	1,448	232	1,680

Total Revenue	558,547	93,293	5,641	85,548	743,029

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	238,706	54,800	5,588	—	299,094
Acquisition Costs and Other Underwriting Expenses	—	—	—	198,650	198,650
Other Operating Expenses	—	—	796	5,340	6,136

Total Losses and Expenses	238,706	54,800	6,384	203,990	503,880

Income Before Income Taxes	319,841	38,493	(743)	(118,442)	239,149

Total Income Tax Expense	—	—	—	78,768	78,768

Net Income	$319,841	$38,493	$(743)	$(197,210)	$160,381

Total Assets	$—	$—	$107,019	$3,647,930	$3,754,949

Summarized revenue information by product grouping for the Company’s three reportable business segments for the three and six months ended June 30, 2008 and 2007 is as follows:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Commercial Lines Net Earned Premiums
Commercial Package	$303,282	$261,611	$595,084	$513,053
Specialty Property	14,498	14,508	30,042	27,757
Commercial Auto	6,073	6,104	11,750	11,238
Antique/Collector Auto	7,967	3,566	15,552	5,136
All Other	763	853	1,388	1,363

Total Commercial Lines	332,583	286,642	653,816	558,547

Specialty Lines Net Earned Premiums
Management Liability	35,176	25,940	67,555	49,658
Professional Liability	23,172	21,871	46,432	43,635

Total Specialty Lines	58,348	47,811	113,987	93,293

Run-Off Net Earned Premiums
Homeowners and Manufactured Housing	2,106	2,862	4,622	4,193
National Flood Insurance Program	—	—	—	—

Total Run-Off Net Earned Premiums	2,106	2,862	4,622	4,193

Other Income	1,381	630	1,807	1,448

Total Run-Off	3,487	3,492	6,429	5,641

Corporate
Net Investment Income	32,299	28,522	64,304	55,495
Net Realized Investment Gain (Loss)	(11,513)	28,064	(22,907)	29,821
Other Income	2,273	220	3,200	232

Total Corporate	23,059	56,806	44,597	85,548

Total Revenue	$417,477	$394,751	$818,829	$743,029

15.	Subsequent Event

On July 23, 2008, the Company and Tokio Marine Holdings, Inc. (“TMHD”) entered into an Agreement and Plan of Merger under which, at the closing of the merger, TMHD would acquire all outstanding shares of the Company for $61.50 per share, in cash, through TMHD’s wholly owned subsidiary, Tokio Marine & Nichido Fire Insurance Co., Ltd. The total value of this transaction is approximately $4,700.0 million, and the transaction is expected to close in the fourth quarter of 2008. The closing of the merger is subject to regulatory and shareholder approval, as well as other customary closing conditions.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain information included in this report and other statements or materials published or to be published by us are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth, and similar matters. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors which, among others, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of our business, and the other matters referred to below include, but are not limited to those matters set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Item 1A of Part II of this Report. We do not intend to publicly update any forward looking statement, except as may be required by law.
General
Although our financial performance is dependent upon our own specific business characteristics, certain risk factors can affect our profitability and/or our financial condition. These include, but are not limited to, the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Item 1A of Part II of this Report.
These risk factors should be read in conjunction with the Certain Critical Accounting Estimates and Judgments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Our operations are classified into three reportable business segments which are organized as follows: the Commercial Lines Underwriting Group, the Specialty Lines Underwriting Group and the Run-Off (previously the Personal Lines Underwriting Group) business segments. The Run-Off business segment, pursuant to an approval received in February, 2008 from the Florida Office of Insurance Regulation, is currently in the process of non-renewing all personal lines policies, other than policies issued pursuant to the National Flood Insurance Program (“NFIP”), beginning with policies expiring on or about July 23, 2008. We currently expect the non-renewal process to be completed by July 23, 2009.
On July 23, 2008, we and Tokio Marine Holdings, Inc. (“TMHD”) entered into an Agreement and Plan of Merger under which TMHD would acquire all of our outstanding shares for $61.50 per share, in cash, through TMHD’s wholly owned subsidiary, Tokio Marine & Nichido Fire Insurance Co., Ltd. The total value of this transaction is approximately $4,700.0 million. The merger is expected to close in the fourth quarter of 2008. The closing of the merger is subject to regulatory and shareholder approval, as well as other customary closing conditions.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Accounting policies and estimates are periodically reviewed and adjustments are made when facts and circumstances dictate. Critical accounting policies that are affected by accounting estimates include:
•	Investments — fair value;
•	Investments — other than temporary impairments;
•	Liability for unpaid loss and loss adjustment expenses;
•	Reinsurance receivables;
•	Liability for preferred agent profit sharing; and
•	Share-based compensation expense.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
On January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 defines fair value and provides a consistent framework for measuring items at fair value as previously permitted by existing accounting pronouncements. SFAS 157 provides a “fair value hierarchy” which prioritizes the quality of inputs used when measuring the items at fair value and requires expanded disclosures for fair value measurements. As of June 30, 2008, the fair value of our investments has been determined in accordance with the provisions of SFAS 157. A further discussion of this matter is included under the “Investments” section below.
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
Results of Operations (Six Months Ended June 30, 2008 compared to June 30, 2007)
     Premiums: Premium information for the six months ended June 30, 2008 compared to June 30, 2007 for each of our business segments is as follows:

(Dollars In Millions)	Commercial Lines	Specialty Lines	Run-off	Total
2008 Gross Written Premiums	$723.0	$134.3	$31.1	$888.4
2007 Gross Written Premiums	$633.3	$120.7	$38.6	$792.6
Percentage Increase (Decrease)	14.2%	11.3%	(19.4)%	12.1%

2008 Gross Earned Premiums	$716.3	$124.6	$28.4	$869.3
2007 Gross Earned Premiums	$613.2	$115.2	$44.7	$773.1
Percentage Increase (Decrease)	16.8%	8.2%	(36.5)%	12.4%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by our marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the following:
▪	Our condominium and homeowners associations, religious organizations, non-profit, antique/collector vehicle, golf and country clubs, day care centers, and specialty schools products in the commercial package product grouping. These product offerings accounted for approximately $49.2 million of the $89.7 million total commercial lines segment gross written premiums increase.

▪	Our consultant liability product in the professional liability product grouping, as well as our private company protection, directors and officers, and business owners products in the management liability product grouping. These product offerings accounted for all of the $13.6 million total specialty lines segment gross written premiums increase.
•	The introduction of several new niche product offerings, such as the affordable housing, special events, and museum commercial package products, as well as the difference in conditions inland marine specialty property product. These new product offerings accounted for approximately $26.1 million of the $89.7 million total commercial lines segment gross written premiums increase.

•	The acquisition of Gillingham & Associates, Inc. on March 10, 2008, which accounted for approximately $8.9 million of commercial lines segment gross written premium growth for the six months ended June 30, 2008.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	An increase in our marketing personnel, as well as an increase in the number of our preferred agents.
•	Our “Firemark Producer” program, which promotes our product offerings and underwriting philosophy in selected producers’ offices.

•	As a result of the factors noted above, the commercial lines and specialty lines segments in-force policy counts increased by 12.6% and 49.3%, respectively, for the six months ended June 30, 2008.
The growth in gross written premiums was offset in part by:
•	Realized average rate decreases on renewal business approximating 4.6% and 2.2% for the commercial lines and specialty lines segments, respectively.

•	Continued price competition during the six months ended June 30, 2008, particularly with respect to the following:
▪	Large commercial property-driven accounts located in the non-coastal areas of the country;

▪	Commercial package business with annual premiums in excess of $100,000; and

▪	Professional liability accounts at all premium levels.
•	A reduction in personal lines (run-off segment) production for our homeowners and rental dwelling policies. This reduction was imposed to reduce our exposure to catastrophe wind losses. On February 29, 2008, we received approval from the Florida Office of Insurance Regulation (“FOIR”) to non-renew all of our Florida personal lines policies, other than policies issued pursuant to the National Flood Insurance Program, beginning with policies expiring on or about July 23, 2008. We currently expect the non-renewal process to be completed by July 23, 2009. As of June 30, 2008, there were approximately 3,677 in-force policies with an aggregate in-force premium of approximately $2.9 million which expire between July 23, 2008 and December 31, 2008, which we will not renew during 2008.

•	A decrease in bowling centers commercial package product gross written premium of $3.2 million as a result of non-renewing policies due to unacceptable underwriting results. For the six months ended June 30, 2008, gross written premium for the bowling centers commercial package product was $0.6 million. The Company anticipates that it will continue to non-renew its remaining bowling centers commercial package business throughout 2008, which approximated $0.6 million of gross written premium for the six months ended December 31, 2007.
One of our preferred agents has terminated their preferred agency agreement with us effective August 1, 2008. It has been agreed that we will not compete for a period of one year on a mutually agreed upon list of accounts. The list of accounts is estimated to total approximately $30.0 million in annual gross written premium.
The respective net written premiums and net earned premiums for each of our business segments for the six months ended June 30, 2008 compared to June 30, 2007 were as follows:

(Dollars In Millions)	Commercial Lines	Specialty Lines	Run-off	Total
2008 Net Written Premiums	$662.8	$133.7	$7.9	$804.4
2007 Net Written Premiums	$578.9	$99.9	$(2.2)	$676.6
Percentage Increase	14.5%	33.8%	459.1%	18.9%

2008 Net Earned Premiums	$653.8	$114.0	$4.6	$772.4
2007 Net Earned Premiums	$558.5	$93.3	$4.2	$656.0
Percentage Increase	17.1%	22.2%	9.5%	17.7%

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for our commercial lines, specialty lines and run-off (personal lines) segments results primarily from the following:
•	We experienced higher property catastrophe reinsurance rates, maintained the same catastrophe loss retention, and increased catastrophe coverage limits for our annual June 1, 2007 reinsurance renewal compared to the June 1, 2006 renewal. This resulted in increased property catastrophe costs for the six month period ended June 30, 2008, compared to the six month period ended June 30, 2007.

•	For our June 1, 2008 commercial lines segment property catastrophe reinsurance renewal, we experienced higher reinsurance rates, purchased increased catastrophe limits due to higher exposures primarily in the northeastern portion of the country, and increased our catastrophe loss retention compared to the June 1, 2007 renewal. Our commercial lines segment property catastrophe reinsurance coverage which is effective June 1, 2008 through May 31, 2009 is as follows:
▪	Our open-market catastrophe reinsurance coverage is $480.0 million in excess of a $20.0 million per occurrence retention. The open-market catastrophe program (coverage principally provided by large reinsurers that are rated at least “A-” (Excellent) by A.M. Best Company) includes one mandatory reinstatement.

▪	We also purchased a reinstatement premium protection contract for the First and Second Excess Layers of our commercial lines segment open-market catastrophe reinsurance coverage, effective June 1, 2008. This reinstatement premium protection contract provides coverage for reinstatement premiums which we may become liable to pay as a result of a loss occurrence between $20.0 million and $100.0 million (the First and Second Excess Layers of the commercial lines segment open-market catastrophe reinsurance program).
•	For our run-off segment, our property catastrophe costs were significantly lower for the six months ended June 30, 2008 compared to June 30, 2007. For our June 1, 2007 run-off segment property catastrophe reinsurance renewal, we experienced reduced reinsurance rates, lower catastrophe loss retention and purchased decreased catastrophe coverage limits due to lower exposures, compared to the June 1, 2006 renewal.

•	For our June 1, 2008 run-off segment property catastrophe reinsurance renewal, we experienced lower reinsurance rates, maintained the same catastrophe loss retention, and purchased decreased catastrophe coverage limits due to lower exposures, compared to our June 1, 2007 renewal. Our run-off segment property catastrophe reinsurance coverage, which is effective June 1, 2008 through May 31, 2009 is as follows:
▪	Our reinsurance coverage is approximately $43.3 million in excess of a $3.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (“FHCF”) provides, on an aggregate basis for Liberty American Select Insurance Company and Liberty American Insurance Company, 90% coverage for approximately $26.8 million in excess of $6.4 million per occurrence. The FHCF coverage inures to the benefit of our open-market catastrophe program. The coverage provided by our open-market catastrophe program (large reinsurers that are rated at least “A-” (Excellent) by A.M. Best Company) includes one mandatory reinstatement, but the FHCF coverage does not reinstate. Since the FHCF reimbursement coverage cannot be reinstated, our open-market program is structured such that catastrophe reinsurance coverage in excess of the FHCF coverage will “drop down” and fill in any portion of the FHCF which has been utilized.
•	For our commercial and specialty lines segments, we experienced rate reductions on our annual January 1, 2008 renewal of our casualty excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	For our commercial lines segment, we experienced a rate increase on our annual January 1, 2008 renewal of our property excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.

•	For our specialty lines segment, the higher percentage increase in our net written premiums compared to the percentage increase in our gross written premiums for the six months ended June 30, 2008 is primarily due to the January 1, 2008 renewal of our casualty excess of loss reinsurance coverage. We experienced rate reductions on our January 1, 2008 renewal of this coverage compared to our January 1, 2007 renewal of this coverage. This reduced rate was applied to our January 1, 2008 gross unearned premiums, which resulted in a reduction to ceded written premium as of January 1, 2008.

•	Certain of our reinsurance contracts have reinstatement or additional premium provisions under which we must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the six months ended June 30, 2008 and 2007, we accrued $0.9 million ($1.0 million for the commercial lines segment and $(0.1) million for the specialty lines segment) and $1.9 million ($0.8 million for the commercial lines segment and $1.1 million for the specialty lines segment) respectively, of reinstatement or additional reinsurance premium under our excess of loss reinsurance treaties, as a result of changes in our ultimate loss estimates. These reinstatement and additional premiums increase ceded written and earned premiums and decrease net written and earned premiums.
Net Investment Income: Net investment income increased 15.9% to $64.3 million for the six months ended June 30, 2008 from $55.5 million for the same period of 2007. Total investments grew by 17.1% to $3,192.6 million as of June 30, 2008 from $2,725.5 million as of June 30, 2007. The growth in investment income is primarily due to our ability to invest increased net cash flows provided from our operating activities. In addition, despite a general decline in interest rates compared with the previous historical reporting period, the capital market spreads to U.S. Treasuries were generally wider, which also had a favorable impact on our ability to increase investment income through new investments. The taxable equivalent book yield on our fixed income holdings approximated 5.4% as of June 30, 2008, compared to 5.5% as of June 30, 2007.
The average duration of our fixed maturity portfolio was 5.1 years and 4.7 years as of June 30, 2008 and 2007, respectively. Our decision to continue to increase the average duration of our fixed maturity portfolio was based upon enterprise risk management analyses indicating our capacity to further refine the risk/return profile of our investment portfolio.
Effective January 1, 2008, we substituted a customized Merrill Lynch Enterprise Based Investment Benchmark Index (the “Index”) for the Lehman Brothers Intermediate Aggregate Index to evaluate the total return performance of our fixed income portfolio. This change was made in an effort to establish an Index that more closely represents our strategic enterprise -based risk and return profile, as reflected in a strategic optimal fixed maturity portfolio. We also believe that the Index provides a more relevant measure of return than the index used in prior periods.
The total tax equivalent performance of our fixed income portfolio was 1.26% for the six months ended June 30, 2008, compared to the Index tax equivalent performance of 1.49% for the same period. This variance is primarily due to the difference between our underweighted allocation percentage to Municipal securities compared to the Municipal security allocation percentage in the custom Index. During the six months ended June 30, 2008, we continued to add to our Municipal portfolio given the attractive relative returns in this sector. The total pre-tax return, which includes the effects of both income and price returns on securities, of our fixed income portfolio was 0.77% for the six months ended June 30, 2007, compared to the Lehman Brothers Intermediate Aggregate Bond Index total pre-tax return of 1.22% for the same period. We expect some variation in our portfolio’s total return compared to the Index primarily because of the differing sector, security and duration composition of our portfolio as compared to the Index.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Net Realized Investment Gain (Loss): Net realized investment (losses) gains were $(22.9) million and $29.8 million for the six months ended June 30, 2008 and 2007, respectively.
For the six months ended June 30, 2008, we did not realize net investment gains (losses) from the sale of fixed maturity securities. For the six months ended June 30, 2008, we realized net investment gains of $0.4 million from the sale of equity securities. In addition, for the six months ended June 30, 2008, we did not recognize any non-cash realized fixed maturity security investment losses as a result of our impairment evaluations. For the six months ended June 30, 2008, we recognized $23.3 million in non-cash realized equity security investment losses as a result of our impairment evaluations.
For the six months ended June 30, 2007, we realized net investment gains of $0.1 million and $32.3 million from the sale of fixed maturity and equity securities, respectively. In addition, for the six months ended June 30, 2007, we recognized $0.5 million and $2.1 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of our impairment evaluations. The $32.3 million net realized gains from the sale of equity securities included approximately $22.2 million of net realized gains as a result of the liquidation of one of our equity portfolios following our decision to change one of our common stock investment managers.
Other Income: Other income approximated $5.0 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively. Other income consists primarily of commissions and fees earned on servicing and brokering commercial lines business, and to a lesser extent commissions and fees earned on servicing and brokering personal lines business. In addition, other income for the six months ended June 30, 2008 includes our recognition of a $1.2 million gain related to the sale of the headquarters building of our Run-Off segment.
Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $117.6 million (39.3%) to $416.7 million for the six months ended June 30, 2008 from $299.1 million for the same period of 2007, and the loss ratio increased to 53.9% in 2008 from 45.6% in 2007.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	Net reserve actions taken during the six months ended June 30, 2008 which decreased net estimated unpaid loss and loss adjustment expenses for accident years 2007 and prior by $24.4 million, as compared to net reserve actions taken during the six months ended June 30, 2007 which decreased estimated net unpaid loss and loss adjustment expenses for accident years 2006 and prior by $33.7 million. Decreases in the estimated net unpaid loss and loss adjustment expenses for prior accident years during the six months ended June 30, 2008 were as follows:

Net Basis
(Dollars In Millions)	Decrease
Accident Year 2007	$4.7
Accident Year 2006	8.9
Accident Year 2005	5.3
Accident Years 2004 and prior	5.5

Total	$24.4

For accident year 2007, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability and management liability coverages due to better than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated for commercial general liability coverage and claim severity being less than anticipated for management liability coverage These lower loss estimates were partially offset by higher

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of both claim frequency and severity being greater than anticipated.

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated. These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated.

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability and management liability and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates across most coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
•	An increase in the current accident year net ultimate loss and loss adjustment expense ratio for the six months ended June 30, 2008 compared to 2007. During the six months ended June 30, 2008, a net ultimate loss and loss adjustment expense ratio of 57.1% was estimated for the 2008 accident year. During the six months ended June 30, 2007, a net ultimate loss and loss adjustment expense ratio of 50.7% was estimated for the 2007 accident year. The increase in the 2008 accident year loss and loss adjustment expense ratio is principally attributable to:
▪	Realized average rate decreases on renewal business approximating 4.6% and 2.2% for the commercial and specialty lines segments, respectively, for the six months ended June 30, 2008 compared to the same period in 2007.

▪	$20.6 million of loss and loss adjustment expenses during the six months ended June 30, 2008 resulting from hail, tornado, and wind losses which occurred in Minnesota, Nebraska, Kansas, and Oklahoma during the period of May 22, 2008 through May 26, 2008, and which occurred in Illinois, Indiana, Kansas, Minnesota, Nebraska, and Oklahoma during the period of May 29, 2008 through June 1, 2008. We did not have similar losses during the six months ended June 30, 2007.
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
     Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $30.9 million (15.6%) to $229.6 million for the six months ended June 30, 2008 from $198.7 million for the same period of 2007, and the expense ratio decreased slightly to 29.7% in 2008 versus 30.3% in 2007. The increase in acquisition costs and other underwriting expenses was due primarily to the growth in net earned premiums.
     Income Tax Expense: Our effective tax rate for the six months ended June 30, 2008 and 2007 was 29.8% and 32.9%, respectively. The effective rates for 2008 and 2007 differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to our income before tax. The decrease in the effective tax rate during 2008 is due principally to increased investments in tax exempt securities.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Results of Operations (Three Months Ended June 30, 2008 compared to June 30, 2007)
     Premiums: Premium information for the three months ended June 30, 2008 compared to June 30, 2007 for each of our business segments is as follows:

(Dollars In Millions)	Commercial Lines	Specialty Lines	Run-off	Total
2008 Gross Written Premiums	$364.6	$65.2	$15.5	$445.3
2007 Gross Written Premiums	$321.9	$60.0	$16.6	$398.5
Percentage Increase (Decrease)	13.3%	8.7%	(6.6)%	11.7%

2008 Gross Earned Premiums	$363.4	$63.3	$13.6	$440.3
2007 Gross Earned Premiums	$315.5	$58.4	$21.6	$395.5
Percentage Increase (Decrease)	15.2%	8.4%	(37.0)%	11.3%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by our marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the following:
▪	Our condominium and homeowners associations, religious organizations, non-profit, antique/collector vehicle, specialty schools, and golf and country clubs products in the commercial package product grouping; These product offerings accounted for approximately $21.6 million of the $42.7 million total commercial lines segment gross written premiums increase.

▪	Our consultant liability product in the professional liability product grouping, as well as our private company protection, directors and officers, and business owners products in the management liability product grouping. These product offerings accounted for all of the $5.2 million total specialty lines segment gross written premiums increase.
•	The introduction of several new niche product offerings, such as the affordable housing, vehicle parks, special events, and museums commercial package products, as well as the difference in conditions inland marine specialty property product. These new product offerings accounted for approximately $14.8 million of the $42.7 million total commercial lines segment gross written premiums increase.

•	The acquisition of Gillingham & Associates, Inc. on March 10, 2008, which accounted for approximately $8.9 million of commercial lines segment gross written premium growth for the three months ended June 30, 2008.

•	An increase in our marketing personnel, as well as an increase in the number of our preferred agents.

•	Our “Firemark Producer” program, which promotes our product offerings and underwriting philosophy in selected producers’ offices.

•	As a result of the factors noted above the commercial and specialty lines segments in-force policy counts increased by 5.6% and 17.8%, respectively, for the three months ended June 30, 2008.
The growth in gross written premiums was offset in part by:
•	Realized average rate decreases on renewal business approximating 4.4% and 2.4% for the commercial lines and specialty lines segments, respectively.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	Continued price competition during the three months ended June 30, 2008, particularly with respect to the following:
▪	Large commercial property-driven accounts located in the non-coastal areas of the country;

▪	Commercial package business with annual premiums in excess of $100,000; and

▪	Professional liability accounts at all premium levels.
•	A reduction in personal lines (run-off segment) production for our homeowners and rental dwelling policies. This reduction was imposed to reduce our exposure to catastrophe wind losses.

On February 29, 2008, we received approval from the Florida Office of Insurance Regulation (“FOIR”) to non-renew all of our Florida personal lines policies, other than policies issued pursuant to the National Flood Insurance Program, beginning with policies expiring on or about July 23, 2008. We currently expect the non-renewal process to be completed by July 23, 2009. As of June 30, 2008, there were approximately 3,677 in-force policies with an aggregate in-force premium of approximately $2.9 million which expire between July 23, 2008 and December 31, 2008, which we will not renew during 2008.

•	A decrease in bowling centers commercial package product gross written premium of $0.8 million as a result of non-renewing policies due to unacceptable underwriting results. For the three months ended June 30, 2008, gross written premium for the bowling centers commercial package product was $0.3 million. The Company anticipates that it will continue to non-renew its remaining bowling centers commercial package business throughout 2008, which approximated $0.6 million of gross written premium for the six months ended December 31, 2007.
One of our preferred agents has terminated their preferred agency agreement with us effective August 1, 2008. It has been agreed that we will not compete for a period of one year on a mutually agreed upon list of accounts. The list of accounts is estimated to total approximately $30.0 million in annual gross written premium.
The respective net written premiums and net earned premiums for each of our business segments for the three months ended June 30, 2008 compared to June 30, 2007 were as follows:

(Dollars In Millions)	Commercial Lines	Specialty Lines	Run-off	Total
2008 Net Written Premiums	$335.4	$60.1	$2.9	$398.4
2007 Net Written Premiums	$293.6	$49.3	$(3.7)	$339.2
Percentage Increase	14.2%	21.9%	178.4%	17.5%

2008 Net Earned Premiums	$332.6	$58.3	$2.1	$393.0
2007 Net Earned Premiums	$286.6	$47.8	$2.9	$337.3
Percentage Increase (Decrease)	16.1%	22.0%	(27.6)%	16.5%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for our commercial lines, specialty lines and run-off (personal lines) segments results primarily from the following:
•	We experienced higher property catastrophe reinsurance rates, maintained the same catastrophe loss retention, and increased catastrophe coverage limits for our annual June 1, 2007 reinsurance renewal compared to the June 1, 2006 renewal. This resulted in increased property catastrophe costs for the three month period ended June 30, 2008, compared to the three month period ended June 30, 2007. For the June 1, 2008 commercial lines segment property catastrophe reinsurance renewal, we experienced higher reinsurance rates, purchased increased catastrophe limits due to higher exposures primarily in the northeastern portion of the country, and increased our catastrophe loss retention compared to the June 1, 2007 renewal.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	For our run-off segment, our property catastrophe costs were significantly lower for the three months ended June 30, 2008 compared to June 30, 2007. For our June 1, 2007 run-off segment property catastrophe reinsurance renewal, we experienced reduced reinsurance rates, lower catastrophe loss retention and purchased decreased catastrophe coverage limits due to lower exposures, compared to the June 1, 2006 renewal. For our June 1, 2008 run-off segment property catastrophe reinsurance renewal, we experienced lower reinsurance rates, maintained the same catastrophe loss retention, and purchased decreased catastrophe coverage limits due to lower exposures, compared to our June 1, 2007 renewal.

•	For our commercial and specialty lines segments, we experienced rate reductions on our annual January 1, 2008 renewal of our casualty excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.

•	For our commercial lines segment, we experienced a rate increase on our annual January 1, 2008 renewal of our property excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.
Net Investment Income: Net investment income increased 13.3% to $32.3 million for the three months ended June 30, 2008 from $28.5 million for the same period of 2007. Total investments grew by 17.1% to $3,192.6 million as of June 30, 2008 from $2,725.5 million as of June 30, 2007. The growth in investment income is primarily due to our ability to invest increased net cash flows provided from our operating activities. In addition, despite a general decline in interest rates compared with the previous historical reporting period, the capital market spreads to U.S. Treasuries were generally wider, which also had a favorable impact on our ability to increase investment income through new investments. The taxable equivalent book yield on our fixed income holdings approximated 5.4% as of June 30, 2008, compared to 5.5% as of June 30, 2007.
The average duration of our fixed maturity portfolio was 5.1 years and 4.7 years as of June 30, 2008 and 2007, respectively. Our decision to continue to increase the average duration of our fixed maturity portfolio was based upon enterprise risk management analyses indicating our capacity to further refine the risk/return profile of our investment portfolio.
Effective January 1, 2008, we substituted a customized Merrill Lynch Enterprise Based Investment Benchmark Index (the “Index”) for the Lehman Brothers Intermediate Aggregate Index to evaluate the total return performance of our fixed income portfolio. This change was made in an effort to establish an Index that more closely represents our strategic enterprise -based risk and return profile, as reflected in a strategic optimal fixed maturity portfolio. The Company also believes that the Index provides a more relevant measure of return than the index used in prior periods.
The total tax equivalent performance of our fixed income portfolio was (0.11)% for the three months ended June 30, 2008, compared to the Index tax equivalent performance of 0.18% for the same period. This variance is primarily due to the difference between our underweighted allocation percentage to Municipal securities compared to the Municipal security allocation percentage in the custom Index. During the three months ended June 30, 2008, we continued to add to our Municipal security portfolio given the attractive relative returns in this sector.. The total pre-tax return, which includes the effects of both income and price returns on securities, of our fixed income portfolio was (0.43)% for the three months ended June 30, 2007, compared to the Lehman Brothers Intermediate Aggregate Bond Index total pre-tax return of (0.35)% for the same period. We expect some variation in our portfolio’s total return compared to the Index primarily because of the differing sector, security and duration composition of our portfolio as compared to the Index.
Net Realized Investment Gain (Loss): Net realized investment (losses) gains were $(11.5) million and $28.1 million for the three months ended June 30, 2008 and 2007, respectively.
For the three months ended June 30, 2008, we did not realize net investment gains (losses) from the sale of fixed maturity securities. For the three months ended June 30, 2008, we realized net investment gains of $0.1 million from the sale of equity securities. In addition, for the three months ended June 30, 2008, we did not recognize any

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
non-cash realized fixed maturity security investment losses as a result of our impairment evaluations. For the three months ended June 30, 2008, we recognized $11.6 million in non-cash realized equity security investment losses as a result of our impairment evaluations.
For the three months ended June 30, 2007, we realized net investment gains of $0.2 million and $28.0 million from the sale of fixed maturity and equity securities, respectively. In addition, for the three months ended June 30, 2007, we recognized no non-cash realized investment losses for fixed maturity securities and $0.1 million in non-cash realized investment losses for equity securities, respectively, as a result of our impairment evaluations. The $28.0 million net realized gains from the sale of equity securities included approximately $22.2 million of net realized gains as a result of the liquidation of one of our equity portfolios following our decision to change one of our common stock investment managers.
Other Income: Other income approximated $3.7 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively. Other income consists primarily of commissions and fees earned on servicing and brokering commercial lines business, and to a lesser extent commissions and fees earned on servicing and brokering personal lines business. In addition, other income for the three months ended June 30, 2008 includes our recognition of a $1.2 million gain related to the sale of the headquarters building of our Run-Off segment.
Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $74.7 million (50.3%) to $223.3 million for the three months ended June 30, 2008 from $148.6 million for the same period of 2007, and the loss ratio increased to 56.8% in 2008 from 44.1% in 2007.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	Net reserve actions taken during the three months ended June 30, 2008 which decreased net estimated unpaid loss and loss adjustment expenses for accident years 2007 and prior by $18.5 million, as compared to net reserve actions taken during the three months ended June 30, 2007 which decreased estimated net unpaid loss and loss adjustment expenses for accident years 2006 and prior by $20.8 million. Decreases in the estimated net unpaid loss and loss adjustment expenses for prior accident years during the three months ended June 30, 2008 were as follows:

(Dollars In Millions)	Net Basis Decrease
Accident Year 2007	$6.6
Accident Year 2006	4.8
Accident Year 2005	4.1
Accident Years 2004 and prior	3.0

Total	$18.5

For accident year 2007, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, and management liability coverages due to better than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated for commercial general liability and commercial property coverages, and claim severity being less than anticipated for management liability coverage. These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of both claim frequency and severity being greater than anticipated.

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial property and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated. These lower loss estimates were partially offset by higher loss estimates for commercial

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
automobile coverages due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated.

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for management liability and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, management liability, and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

•	An increase in the current accident year net ultimate loss and loss adjustment expense ratio for the three months ended June 30, 2008 compared to 2007. During the three months ended June 30, 2008, a net ultimate loss and loss adjustment expense ratio of 61.5% was estimated for the 2008 accident year. During the three months ended June 30, 2007, a net ultimate loss and loss adjustment expense ratio of 50.2% was estimated for the 2007 accident year. The increase in the 2008 accident year loss and loss adjustment expense ratio is principally attributable to:
▪	Realized average rate decreases on renewal business approximating 4.4% and 2.4% for the commercial and specialty lines segments, respectively, for the three months ended June 30, 2008 compared to the same period in 2007.

▪	$20.6 million of loss and loss adjustment expenses during the three months ended June 30, 2008 resulting from hail, tornado, and wind losses which occurred in Minnesota, Nebraska, Kansas, and Oklahoma during the period of May 22, 2008 through May 26, 2008, and which occurred in Illinois, Indiana, Kansas, Minnesota, Nebraska, and Oklahoma during the period of May 29, 2008 through June 1, 2008. We did not have similar losses during the three months ended June 30, 2007.
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
Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $13.8 million (13.6%) to $115.5 million for the three months ended June 30, 2008 from $101.7 million for the same period of 2007, and the expense ratio decreased slightly to 29.4% in 2008 versus 30.2% in 2007. The increase in acquisition costs and other underwriting expenses was due primarily to the growth in net earned premiums.
Income Tax Expense: Our effective tax rate for the three months ended June 30, 2008 and 2007 was 28.8% and 33.3%, respectively. The effective rates for 2008 and 2007 differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to our income before tax. The decrease in the effective tax rate during 2008 is due principally to increased investments in tax exempt securities.
Investments
On January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 defines fair value and provides a consistent framework for measuring items at fair value as previously permitted by existing accounting pronouncements. SFAS 157 provides a “fair value hierarchy” which prioritizes the quality of inputs utilized when measuring the items at fair

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
value and requires expanded disclosures for fair value measurements. As of June 30, 2008, the fair value of our total invested assets (financial assets consisting of total investments plus cash equivalents) has been determined in accordance with the provisions of SFAS 157. As a result of the adoption of SFAS 157, we note the following:
▪	The fair value of our total invested assets is primarily measured utilizing a market based valuation methodology (“Market Approach”). A Market Approach utilizes prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities to measure fair value. We have consistently applied the Market Approach as of and for the three and six months ended June 30, 2008.
▪	Approximately 98.7% of our total invested assets is measured utilizing significant observable inputs (Level 1 or Level 2 per SFAS 157). Approximately 1.3% of our total invested assets is measured utilizing significant unobservable inputs (Level 3 per SFAS 157).
▪	Approximately 99.3% of our fixed maturity investments is measured utilizing significant observable inputs (Level 1 or Level 2 per SFAS 157). Approximately 93.6% of our equity investments is measured utilizing significant observable inputs (Level 1 or Level 2 per SFAS 157). We do not consider our use of unobservable inputs (Level 3 per SFAS 157) in our fair value measurements to be significant to our financial position, results of operations, or liquidity.
▪	Significant observable inputs utilized to measure fair value include “matrix pricing” for fixed maturity investments (Level 2 per SFAS 157) and quoted market prices for equity investments (Level 1 per SFAS 157). “Matrix pricing” relies on observable inputs from active markets other than quoted market prices including, but not limited to, benchmark securities and yields, latest reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and other relevant reference data to determine fair value. “Matrix pricing” is used to measure the fair value of fixed maturity securities where obtaining individual quoted market prices is impractical.
▪	The significant unobservable inputs utilized to measure fair value include broker pricing and net asset value calculations.
▪	We made no material adjustments to the fair value of our invested assets as of and for the three and six months ended June 30, 2008.
We utilize external independent investment managers in obtaining the pricing inputs noted above for our fixed maturity and equity investments. In order to ensure we are maximizing our use of observable pricing inputs and minimizing our use of unobservable pricing inputs, we verify with our external investment managers that pricing for our fixed maturity and equity investments is obtained from external market sources. In the event that pricing is obtained from sources other than external market sources, we review the pricing inputs and reasons in order to determine that the fair value measurements resulting from these inputs are properly categorized within the “fair value hierarchy.” As our fair value measurements are primarily measured using external market information, they are sensitive to changes in market conditions.
Our investment objectives are the realization of relatively high levels of after-tax net investment income with competitive after-tax total rates of return subject to established specific guidelines and objectives based on our enterprise based asset allocation methods. We utilize external independent professional investment managers for our fixed maturity and equity investments to help us achieve these objectives. These investments consist of diversified issuers and issues, and as of June 30, 2008 approximately 86.7% and 10.3% of our total invested assets on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 87.8% and 10.7%, respectively, as of December 31, 2007.
Of our total fixed maturity investments, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $223.3 million, $572.2 million and $289.5 million, respectively, as of June 30, 2008, and $199.3 million, $604.3 million and $329.5 million, respectively, as of December 31, 2007.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
We regularly perform impairment reviews with respect to our investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If we do not intend to hold a security to maturity or determine a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down reflected in our earnings as a realized loss in the period the impairment arose. These evaluations, for investments other than interests in securitized assets, resulted in non-cash realized investment losses of $11.7 million and $0.1 million, respectively, for the three months ended June 30, 2008 and 2007, and $22.4 million and $2.6 million, respectively, for the six months ended June 30, 2008 and 2007. Our impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the FASB. As a result of our impairment evaluations for investments in securitized assets, there were no non-cash realized investment losses recorded for the three and six months ended June 30, 2008 and 2007.
Our fixed maturity portfolio amounted to $2,844.2 million and $2,659.2 million, as of June 30, 2008 and December 31, 2007, respectively. 99.9% of the portfolio was comprised of investment grade securities as of June 30, 2008 and December 31, 2007. We had fixed maturity investments with gross unrealized losses amounting to $35.9 million and $7.0 million as of June 30, 2008 and December 31, 2007, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $13.7 million and $3.0 million as of June 30, 2008 and December 31, 2007, respectively.
Securities with an Unrealized Loss as of June 30, 2008:
The following table identifies the period of time securities with an unrealized loss as of June 30, 2008 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 2.0% and 22.9%, respectively, of the total estimated fair value, or 4.7% and 11.4%, respectively, of the total gross unrealized loss included in the table below.
•	The industry concentration as a percentage of total estimated fair value represents investments in a geographically diversified pool of investment grade municipal securities issued by states, political subdivisions, and public authorities under general obligation and/or special district/purpose issuing authority. The unrealized losses on these securities are generally attributable to changes both in market spreads and in the level of Treasury yields. The primary factor underlying the spread widening is the increasing market risk aversion to issues surrounding the monoline financial guarantors, given such guarantors’ significant participation in the municipal sector through their financial guarantee insurance.

•	The industry concentration as a percentage of the total gross unrealized loss primarily represents investments in equity securities issued by companies in the diversified financial services industry. The unrealized losses on these securities are generally attributable to the recent correction in the financial services industry primarily caused by the deterioration of credit conditions and increased risk aversion in the marketplace during the second half of 2007 and the first half of 2008. As of June 30, 2008, these securities were evaluated for other than temporary impairment in accordance with the Company’s impairment policy, and the Company concluded that these securities were not other than temporarily impaired.
The contractual repayment of the municipal securities is backed either by the general taxing authority of the state or political subdivision or by general or specific revenues of the public authorities and, in addition, a portion is pre-refunded and supported by US Government collateral. Additionally, a portion of the securities is backed by financial guarantee insurance issued by monoline financial guarantors. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investments. Given the investment grade credit quality of the issuers represented in the municipal portfolio, without considering any monoline financial guarantee, we believe we will be able to collect all amounts due according to the contractual terms of the investments. At the present time, we have the ability and intent to hold these securities until a recovery

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
of fair value, which may be maturity; therefore, we do not consider these investments to be other than temporarily impaired as of June 30, 2008.

(In Millions)	Gross Unrealized Losses as of June 30, 2008
	Fixed Maturities
	Available for Sale
	Excluding Interests
Continuous time in	in Securitized	Interests in	Fixed Maturities		Total
Unrealized loss position	Assets	Securitized Assets	Available for Sale	Equity Securities	Investments
0 – 3 months	$5.0	$6.0	$11.0	$10.7	$21.7
4 – 6 months	9.3	4.4	13.7	9.3	23.0
7 – 9 months	1.3	0.2	1.5	10.3	11.8
10 – 12 months	0.1	0.1	0.2	—	0.2
13 – 18 months	5.6	0.9	6.5	—	6.5
19 – 24 months	0.1	—	0.1	—	0.1
> 24 months	0.8	2.1	2.9	—	2.9

Total Gross Unrealized Losses	$22.2	$13.7	$35.9	$30.3	$66.2

Estimated fair value of securities with a gross unrealized loss	$1,126.7	$560.7	$1,687.4	$155.7	$1,843.1

Our impairment evaluation as of June 30, 2008 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:

The unrealized losses on our investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies which have ratings of Aaa/AAA are attributable to the general level of interest rates. Of the 29 investment positions held, approximately 10.3% were in an unrealized loss position as of June 30, 2008.

Obligations of States and Political Subdivisions:

The unrealized losses on our investments in long term tax exempt securities, which have ratings of Baa3/BBB- to Aaa/AAA are attributable to changes both in market spreads and in the level of Treasury yields. Of the 968 investment positions held, approximately 57.9% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.

Corporate Debt Securities:

The unrealized losses on our long term investments in corporate bonds, which have ratings from Baa3/BBB to Aaa/AAA are attributable primarily to changes in market spreads. Of the 62 investment positions held, approximately 59.7% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Our evaluation as of June 30, 2008 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:

The unrealized losses on our investments in Asset Backed Securities which have ratings of Baa2/BBB to Aaa/AAA, are attributable primarily to changes in market spreads. Of the 113 investment positions held, approximately 53.1% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.

Mortgage Pass-Through Securities:

The unrealized losses on our investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA, are attributable primarily to changes in market spreads. Of the 150 investment positions held,

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
approximately 57.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.

Collateralized Mortgage Obligations:

The unrealized losses on our investments in Collateralized Mortgage Obligations which have ratings of A2/A to Aaa/AAA, are attributable primarily to changes in market spreads. Of the 167 investment positions held, approximately 33.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Our impairment evaluation as of June 30, 2008 for equity securities resulted in the conclusion that we do not consider the equity securities remaining in an unrealized loss position to be other than temporarily impaired. Of the 2,922 investment positions held, approximately 45.8% were in an unrealized loss position.
Structured Securities Portfolio:
The fair value of our structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $1,078.8 million as of June 30, 2008. AAA rated securities represented approximately 98.6% of our June 30, 2008 structured securities portfolio. Approximately $864.5 million of our structured securities investment portfolio is backed by residential collateral, consisting of:
•	$569.4 million of U.S. government agency backed Mortgage Pass-Through Securities;
•	$207.7 million of U.S. government agency backed Collateralized Mortgage Obligations;
•	$68.1 million of non-U.S. government agency Collateralized Mortgage Obligations backed by pools of prime loans (generally consists of loans made to the highest credit quality borrowers with Fair Isaac Corporation (“FICO”) scores generally greater than 720);
•	$16.2 million of structured securities backed by pools of ALT A loans (loans with less than normal documentation and borrowers with FICO scores in the approximated range of 650 to the low 700’s); and
•	$3.1 million of structured securities backed by pools of subprime loans (loans with less than normal documentation, higher combined loan-to-value ratios and borrowers with FICO scores capped at approximately 650).
Our $19.3 million ALT-A and subprime overall AAA rated loan portfolio is comprised of 20 securities with net unrealized losses of $0.9 million as of June 30, 2008. These securities have the following characteristics:
•	first to pay or among the first cash flow tranches of their respective transactions;

•	weighted average life of 1.9 years;

•	spread across multiple vintages (origination year of underlying collateral pool), and

•	have not experienced any ratings downgrades as of June 30, 2008.
Our ALT-A and subprime loan portfolio has paid down to $19.3 million as of June 30, 2008, from $27.6 million as of December 31, 2007, and $42.0 million as of June 30, 2007.
As of June 30, 2008, we hold no investments in Collateralized Debt Obligations or Net Interest Margin securities.
We expect fixed maturity and equity markets, in general, to continue to experience more volatility than during most prior historical reporting periods over the past few years. This expectation is based on a number of variables including, but not limited to, events in the housing and mortgage finance sectors, issues surrounding the monoline financial guarantors and the impact on municipal and asset backed finance and the effect on capital markets and investors as financial institutions de-leverage and undergo a period of recapitalization. As of June 30, 2008, we had no impairments related to these market conditions. However, we expect that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, may impact the prices of securities held in our average AA+ rated investment portfolio, including our average AAA rated structured securities portfolio.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Municipal Bond Portfolio:
Our $1,606.6 million municipal bond overall AA+ rated portfolio consists of $996.1 million of insured securities, or 62.0% of our total municipal bond portfolio. The weighted average underlying rating of the insured portion of our municipal bond portfolio is AA and the weighted average rating of the uninsured portion of our municipal bond portfolio is AA+. The following table represents our insured bond portfolio by monoline insurer as of June 30, 2008:

			Weighted Average
	Market Value of Insured	Percentage of	Underlying Rating of
	Municipal Bonds	Municipal Bond	Insured Municipal
Monoline Insurer	(In Millions)	Portfolio	Bonds
Financial Security Assurance, Inc.	$327.9	20.4%	AA
MBIA, Inc.	298.7	18.6	AA
FGIC Corporation.	198.9	12.4	AA-
AMBAC Financial Group, Inc.	166.1	10.3	AA-
XL Capital, LTD.	4.4	0.3	AA-

Total	$996.0	62.0%	AA

At the time of purchase, each municipal bond is evaluated with regard to certain characteristics including, but not limited to, the issuer, the underlying obligation and/or the revenue pledge/collateral. The presence of any “financial guarantee” insurance is not an attribute used in the purchase decision. We consider the “financial guarantee” insurance to be “extra” protection. As of June 30, 2008, we had no impairments or surveillance issues related to these insured municipal bonds.
Securities with an Unrealized Loss as of December 31, 2007:
The following table identifies the period of time securities with an unrealized loss as of December 31, 2007 have continuously been in an unrealized loss position. None of the amounts shown in the table include unrealized losses due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.8% and 19.9%, respectively, of the total estimated fair value, or 9.0% and 20.5%, respectively, of the total gross unrealized loss:
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

(In Millions)	Gross Unrealized Losses as of December 31, 2007
	Fixed Maturities
	Available for Sale
	Excluding Interests	Interests in	Fixed Maturities
Continuous time in	in Securitized	Securitized	Available	Equity	Total
Unrealized loss position	Assets	Assets	for Sale	Securities	Investments
0 – 3 months	$0.2	$0.7	$0.9	$8.1	$9.0
>3 – 6 months	—	0.1	0.1	6.5	6.6
>6 – 9 months	0.8	—	0.8	7.6	8.4
>9 – 12 months	1.3	—	1.3	—	1.3
>12 – 18 months	0.2	—	0.2	—	0.2
>18 – 24 months	0.1	—	0.1	—	0.1
> 24 months	1.4	2.2	3.6	—	3.6

Total Gross Unrealized Losses	$4.0	$3.0	$7.0	$22.2	$29.2

Estimated fair value of securities with a gross unrealized loss	$570.4	$357.6	$928.0	$118.1	$1,046.1

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

Obligations of States and Political Subdivisions:

The unrealized losses on our investments in long term tax exempt securities, which have ratings of A1/A+ to AAA/Aaa, are generally caused by spread widening. Of the 873 investment positions held, approximately 32.8% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.

Corporate Debt Securities:

The unrealized losses on our long term investments in Corporate bonds, which have ratings from Baa3/BBB to Aaa/AAA, are generally caused by spread widening. Of the 73 investment positions held, approximately 79.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Our impairment evaluation as of December 31, 2007 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:

The unrealized losses on our investments in Asset Backed Securities, which have ratings from A2/A to Aaa/AAA are generally caused by spread widening. Of the 116 investment positions held, approximately 40.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.

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
Gross Realized Losses:
For the three months ended June 30, 2008, we did not have a gross loss on the sale of fixed maturity securities. For the three months ended June 30, 2008, our gross loss on the sale of equity securities was $2.9 million. The fair value of the equity securities at the time of sale was $8.0 million.
For the three months ended June 30, 2007, our gross loss on the sale of fixed maturity and equity securities was $0.2 million and $1.5 million, respectively. $1.2 million of the $1.5 million gross loss on the sale of equity securities for the three months ended June 30, 2007 was a result of the liquidation of one of our equity portfolios following our decision to change one of our common stock investment managers. The fair value of the fixed maturity and equity securities at the time of sale was $32.5 million and $19.0 million, respectively.
For the six months ended June 30, 2008, we did not have a gross loss on the sale of fixed maturity securities. For the six months ended June 30, 2008, our gross loss on the sale of equity securities was $6.3 million. The fair value of the equity securities at the time of sale was $13.5 million. $2.7 million of the $6.3 million gross loss on the sale of equity securities for the six months ended June 30, 2008 resulted from the sale during the three months ended March 31, 2008 of the common stock we held in The Bear Stearns Companies, Inc.
For the six months ended June 30, 2007, our gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $2.0 million, respectively. $1.2 million of the $2.0 million gross loss on the sale of equity securities for the six months ended June 30, 2007 was a result of the liquidation of one of our equity portfolios following the decision to change one of our common stock investment managers. The $1.2 million realized gross loss on the sale of equity securities was in addition to the $1.6 million impairment loss recognized during the three months ended March 31, 2007 arising from the initial decision to change one of our common stock investment managers and no longer hold the securities to recovery. The fair value of the fixed maturity and equity securities at the time of sale was $33.7 million and $27.9 million, respectively.
Liquidity and Capital Resources
For the six months ended June 30, 2008, our fixed maturity investments experienced unrealized investment depreciation of $26.2 million, net of the related deferred tax benefit of $14.1 million, and our equity investments experienced unrealized investment depreciation of $15.6 million, net of the related deferred tax benefit of $8.4 million
As of June 30, 2008, we had total investments with a carrying value of $3,192.6 million, of which 89.1% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
mortgage, mortgage pass-through and asset backed securities. The remaining 10.9% of our total investments consisted primarily of publicly traded common stock securities.
We produced net cash from operations of $254.2 million and $262.1 million for the six months ended June 30, 2008 and 2007, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. Cash from operations for the six months ended June 30, 2008 was primarily generated from premium growth during the current year as a result of increases in the number of policies written. Net loss and loss expense payments were $278.4 million and $200.8 million, respectively, for the six months ended June 30, 2008 and 2007. We believe we have adequate liquidity to pay all claims and meet all other cash needs.
We generated $22.2 million of net cash from financing activities during the six months ended June 30, 2008.
Cash provided by financing activities consisted of:
•	$57.2 million of cash provided from borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”),

•	$45.0 million of cash provided from borrowings from our unsecured $50.0 million credit agreement,

•	$3.9 million of cash provided from proceeds from the issuance of shares pursuant to our stock based compensation plans and stock purchase plans,

•	$2.0 million of cash provided from excess tax benefit from the issuance of shares pursuant to stock based compensation plans, and

•	$2.0 million of cash provided from the collection of notes receivable associated with our employee stock purchase plans.
Cash used for financing activities included:
•	$42.9 million of cash used to repurchase common stock under our stock purchase authorization;

•	$45.0 million of cash used for repayments on our unsecured $50.0 million credit agreement.
During the six months ended June 30, 2008, Philadelphia Consolidated Holding Corp. received $80.0 million of dividend payments from Philadelphia Indemnity Insurance Company, one of our Insurance Subsidiaries.
On June 27, 2008, we entered into a Second Amendment to our existing unsecured Credit Agreement. This Amendment extended the maturity date of our revolving credit facility to July 11, 2008. On July 11, 2008, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A. and Wachovia Bank, National Association. The Amended Credit Agreement amended and restated our existing unsecured Credit Agreement. The Amended Credit Agreement changed the terms of our existing Credit Agreement by extending the maturity date of our revolving credit facility to June 26, 2009, including a $10.0 million letter of credit facility as part of the aggregate $50.0 million revolving credit commitments of the Bank lenders, and increasing the unused commitment fee from .06% to .07% per annum. The Amended Credit Agreement provides capacity for working capital and other general corporate purposes and contains various representations, covenants and events of default typical for credit facilities of this type. As of June 30, 2008, no borrowings were outstanding under the Credit Agreement.
Two of our Insurance Subsidiaries are members of FHLB. A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. Our Insurance Subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowing to achieve a positive spread between the rate of interest on these securities and borrowing rates. As of June 30, 2008 our Insurance Subsidiaries’ unused borrowing capacity was $589.7 million. The remaining borrowing capacity will provide an immediately available line of credit. As of June 30, 2008, our Insurance Subsidiaries had $57.2 million of borrowings outstanding at interest rates ranging from

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
LIBOR plus 0.15% to LIBOR plus 0.20% which mature twelve months or less from inception and are collateralized by $82.1 million of our fixed maturity securities.
The NAIC’s risk-based capital method is designed to measure the acceptable amount of capital and surplus an insurer should have, based on the inherent specific risks of each insurer. The adequacy of a company’s actual capital and surplus is evaluated by a comparison to the risk-based capital results. Insurers failing to meet minimum risk-based capital requirements may be subject to scrutiny by the insurer’s domiciliary insurance department and ultimately rehabilitation or liquidation. Based on the standards currently adopted, our Insurance Subsidiaries’ capital and surplus is in excess of the prescribed risk-based capital requirements.
New Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. Because we do not currently engage in derivative transactions or hedging activities, we do not anticipate any significant financial statement disclosure impact resulting from SFAS 161.
In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate any significant financial statement impact resulting from SFAS 162.
In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS 163”) to eliminate diversity in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60 “Accounting and Reporting by Insurance Enterprises.” SFAS 163 is effective for all financial statements issued in fiscal years and interim periods beginning after December 15, 2008, with the exception of disclosures about insurance enterprises’ risk-management activities used to track and monitor deteriorating insured financial obligations, which are effective for the first period, including interim periods, after the issuance of SFAS 163. Except for these risk-management disclosures, early application is not permitted. As we do not currently enter into financial guarantee insurance contracts, we do not anticipate any significant financial statement or disclosure impact resulting from SFAS 163.

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of June 30, 2008 and 2007. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is our reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
	(Dollars in Thousands)
June 30, 2008:
Investments
Total Fixed Maturities Available For Sale	$2,844,209	200 bp decrease	$3,133,908	10.2%	11.8%
		100 bp decrease	$2,990,793	5.2%	6.0%
		50 bp decrease	$2,917,768	2.6%	3.0%
		50 bp increase	$2,770,855	(2.6)%	(3.0)%
		100 bp increase	$2,698,571	(5.1)%	(5.9)%
		200 bp increase	$2,558,889	(10.0)%	(11.6)%

June 30, 2007:
Investments
Total Fixed Maturities Available For Sale	$2,367,228	200 bp decrease	$2,590,289	9.4%	11.0%
		100 bp decrease	$2,479,171	4.7%	5.5%
		50 bp decrease	$2,423,438	2.4%	2.8%
		50 bp increase	$2,310,641	(2.4)%	(2.8)%
		100 bp increase	$2,254,153	(4.8)%	(5.6)%
		200 bp increase	$2,142,740	(9.5)%	(11.0)%

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
     An evaluation was performed by our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and made known to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except for risks related to the proposed merger with an indirect wholly-owned subsidiary of Tokio Marine Holdings, Inc. (“TMHD”), referred in Note 15 to the consolidated financial statements included in this Form 10-Q and in Item 5 below. The Company is subject to several risks relating to the proposed merger, including the following:
(a) if the merger is not completed, the share price of our common stock may decline significantly;
(b) the occurrence of any circumstance that could give rise to the termination of the Merger Agreement; in certain circumstances we may, in the event of such termination, be obligated to pay to TMHD (i) a termination fee of $141.0 million and (ii) an expense reimbursement of up to $15.0 million;
(c) failure of TMHD to obtain certain required regulatory approvals, the failure of our shareholders to approve the merger or the failure to satisfy certain other conditions would prevent the closing of the merger;
(d) the failure of the merger to be completed for any reason;
(e) the risk that the proposed merger could disrupt our operations and that our management’s and employees’ attention may be diverted from day-to-day operations; and
(f) the effect of the announcement of the merger on our employee, agency and broker relationships, operating results and business generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s purchases of its common stock during the second quarter of 2008 are shown in the following table:

				(c) Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares That
				Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number		(b) Average	Announced	Under the
	of Shares		Price Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
April 1 – April 30	6,170	(1)	$34.68	—	—
	—		—	—	$52,100,000 (2)

May 1 – May 31	500	(1)	$30.64	—	—
	—		—	—	$52,100,000 (2)

June 1 – June 30	6,025	(1)	$34.36	—	—
	—		—		$52,100,000 (2)

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, was $125.3 million as of June 30, 2008. As of June 30, 2008, $73.2 million has been utilized.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on May 16, 2008, the following nominees were elected to the Board of Directors:

Name	Votes For	Votes Withheld
James J. Maguire	63,796,244	3,647,074
James J. Maguire, Jr.	67,067,553	375,765
Sean S. Sweeney	67,068,388	374,930
Aminta Hawkins Breaux	67,071,030	372,288
Michael J. Cascio	67,071,162	372,156
Elizabeth H. Gemmill	67,071,757	371,561
Paul R. Hertel, Jr.	67,069,780	373,538
Michael J. Morris	64,618,801	2,824,517
Shaun F. O’Malley	67,069,063	374,255
Donald A. Pizer	67,072,563	370,755
Ronald R. Rock	67,072,403	370,915

     The following other matters were approved at the Annual Meeting:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes
Approval of the appointment of PricewaterhouseCoopers, LLP as independent registered public accounting firm for the year 2008	67,339,986	85,982	17,352	—

Approval of an amendment to the Company’s Articles of Incorporation to adopt a majority vote standard for uncontested elections of Directors and eliminate cumulative voting in elections of Directors	62,007,356	1,124,776	118,362	4,192,827

Approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 125,000,000	62,264,100	3,164,956	14,256	—
Item 5. Other Information
On July 23, 2008, the Company filed with the SEC a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger with Tokio Marine Holdings, Inc. (“TMHD”) relating to a proposed merger pursuant to which, at the effective time thereof, (a) an indirect wholly-owned subsidiary of TMHD would merge with and into the Company, (b) the Company would become an indirect wholly-owned subsidiary of TMHD, and (c) the shareholders of the Company would receive $61.50 per share for each share of the Company held by them. For additional information about the proposed merger, see such Current Report and Note 15 to the consolidated financial statements included in this Form 10-Q.

Item 6. Exhibits
     Exhibits:

Exhibit No.	Description

10.1*	Casualty Excess of Loss Reinsurance Contract effective January 1, 2008.

10.2*	Casualty (Clash) Excess of Loss Contract effective January 1, 2008.

10.3*	Property Per Risk Excess of Loss Agreement of Reinsurance with General Reinsurance Corporation effective January 1, 2008.

10.4*	Property Fourth Per Risk Excess of Loss Reinsurance Agreement effective January 1, 2008 — 25% Placement via Willis Re Inc.

10.5*	Property Fifth Per Risk Excess of Loss Reinsurance Agreement effective January 1, 2008 — 50% Share with Arch Reinsurance Company.

10.6*	Terrorism Catastrophe Excess of Loss Reinsurance Contract — 20% Share with Validus Reinsurance, LTD. effective March 1, 2008

31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date August 5, 2008	James J. Maguire, Jr.

James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date August 5, 2008	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)