Form 10-Q
period 2008-09-30
PHILADELPHIA CONSOLIDATED HOLDING CORP
filed 2008-11-10
CIK 909109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: ☑ NO: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check only):

Large accelerated filer: ☑	Accelerated Filer: ☐	Non-accelerated Filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES: ☐ NO: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2008.
Common Stock, no par value, 71,788,892 shares outstanding

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
INDEX
For the Quarterly Period Ended September 30, 2008

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
INVESTMENTS:
FIXED MATURITIES AVAILABLE FOR SALE AT MARKET (AMORTIZED COST $2,863,583 AND $2,639,471)	$2,778,992	$2,659,197
EQUITY SECURITIES AT MARKET (COST $357,918 AND $322,877)	352,053	356,026

TOTAL INVESTMENTS	3,131,045	3,015,223

CASH AND CASH EQUIVALENTS	152,050	106,342
ACCRUED INVESTMENT INCOME	31,249	24,964
PREMIUMS RECEIVABLE	433,958	378,217
PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES	376,263	280,110
DEFERRED INCOME TAXES	115,303	42,855
DEFERRED ACQUISITION COSTS	205,838	184,446
PROPERTY AND EQUIPMENT, NET	20,870	26,330
OTHER ASSETS	349,879	41,451

TOTAL ASSETS	$4,816,455	$4,099,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
POLICY LIABILITIES AND ACCRUALS:
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	$1,733,936	$1,431,933
UNEARNED PREMIUMS	962,472	847,485

TOTAL POLICY LIABILITIES AND ACCRUALS	2,696,408	2,279,418
PREMIUMS PAYABLE	97,196	97,674
OTHER LIABILITIES	416,079	175,373

TOTAL LIABILITIES	3,209,683	2,552,465

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	—	—
COMMON STOCK, NO PAR VALUE 125,000,000 SHARES AUTHORIZED, 71,783,778 AND 72,087,287 SHARES ISSUED AND OUTSTANDING ,	412,184	423,379
NOTES RECEIVABLE FROM SHAREHOLDERS	(21,487)	(19,595)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(58,796)	34,369
RETAINED EARNINGS	1,274,871	1,109,320

TOTAL SHAREHOLDERS’ EQUITY	1,606,772	1,547,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,816,455	$4,099,938

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
REVENUE:
NET EARNED PREMIUMS	$408,512	$359,149	$1,180,937	$1,015,182
NET INVESTMENT INCOME	33,273	30,199	97,577	85,694
NET REALIZED INVESTMENT GAIN (LOSS)	(17,852)	2,817	(40,759)	32,638
OTHER INCOME	870	980	5,877	2,660

TOTAL REVENUE	424,803	393,145	1,243,632	1,136,174

LOSSES AND EXPENSES:
LOSS AND LOSS ADJUSTMENT EXPENSES	330,726	146,389	820,218	479,142
NET REINSURANCE RECOVERIES	(96,887)	(1,584)	(169,690)	(35,243)

NET LOSS AND LOSS ADJUSTMENT EXPENSES	233,839	144,805	650,528	443,899
ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES	117,640	101,252	347,275	299,902
OTHER OPERATING EXPENSES	4,314	2,992	12,279	9,128

TOTAL LOSSES AND EXPENSES	355,793	249,049	1,010,082	752,929

INCOME BEFORE INCOME TAXES	69,010	144,096	233,550	383,245

INCOME TAX EXPENSE (BENEFIT):

CURRENT	24,931	53,198	90,281	146,528
DEFERRED	(5,888)	(5,346)	(22,282)	(19,908)

TOTAL INCOME TAX EXPENSE	19,043	47,852	67,999	126,620

NET INCOME	$49,967	$96,244	$165,551	$256,625

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
HOLDING LOSS ARISING DURING PERIOD	$(63,044)	$21,727	$(119,658)	$18,688
RECLASSIFICATION ADJUSTMENT	11,604	(1,831)	26,493	(21,215)

OTHER COMPREHENSIVE INCOME (LOSS)	(51,440)	19,896	(93,165)	(2,527)

COMPREHENSIVE INCOME (LOSS)	$(1,473)	$116,140	$72,386	$254,098

PER AVERAGE SHARE DATA:
NET INCOME – BASIC	$0.71	$1.37	$2.36	$3.65

NET INCOME – DILUTED	$0.68	$1.30	$2.27	$3.46

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	69,996,068	70,457,765	70,084,248	70,323,834
WEIGHTED-AVERAGE SHARE EQUIVALENTS OUTSTANDING	3,602,386	3,599,654	2,884,758	3,856,902

WEIGHTED-AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING	73,598,454	74,057,419	72,969,006	74,180,736

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Nine Months
	Ended
	September 30, 2008	For the Year Ended
	(Unaudited)	December 31, 2007
COMMON SHARES:
BALANCE AT BEGINNING OF YEAR	72,087,287	70,848,482
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	853,897	491,416
ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	195,794	747,389
LESS: TREASURY SHARES ACQUIRED	(1,353,200)	—

BALANCE AT END OF PERIOD	71,783,778	72,087,287

COMMON STOCK:
BALANCE AT BEGINNING OF YEAR	$423,379	$376,986
ISSUANCE OF SHARES PURSUANT TO STOCK PURCHASE PLANS, NET	5,067	16,448
EFFECTS OF ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	26,639	29,155
OTHER	—	790
LESS: COST OF TREASURY SHARES ACQUIRED	(42,901)	—

BALANCE AT END OF PERIOD	412,184	423,379

NOTES RECEIVABLE FROM SHAREHOLDERS:
BALANCE AT BEGINNING OF YEAR	(19,595)	(17,074)
NOTES RECEIVABLE ISSUED PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS	(4,883)	(8,466)
COLLECTION OF NOTES RECEIVABLE	2,968	5,945
OTHER	23	—

BALANCE AT END OF PERIOD	(21,487)	(19,595)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
BALANCE AT BEGINNING OF YEAR	34,369	24,848
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAXES	(93,165)	9,521

BALANCE AT END OF PERIOD	(58,796)	34,369

RETAINED EARNINGS:
BALANCE AT BEGINNING OF YEAR	1,109,320	782,507
NET INCOME	165,551	326,813

BALANCE AT END OF PERIOD	1,274,871	1,109,320

TOTAL SHAREHOLDERS’ EQUITY	$1,606,772	$1,547,473

The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$165,551	$256,625
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (GAIN) LOSS	40,759	(32,638)
GAIN ON SALE OF PROPERTY AND EQUIPMENT	(1,174)	—
AMORTIZATION OF INVESTMENT PREMIUMS, NET OF DISCOUNT	7,779	4,414
AMORTIZATION OF INTANGIBLE ASSETS	3,104	2,217
DEPRECIATION	6,517	5,755
DEFERRED INCOME TAX BENEFIT	(22,282)	(19,908)
CHANGE IN PREMIUMS RECEIVABLE	(55,741)	(59,645)
CHANGE IN PREPAID REINSURANCE PREMIUMS AND REINSURANCE RECEIVABLES, NET OF FUNDS HELD PAYABLE TO REINSURER	(96,153)	(4,051)
CHANGE IN ACCRUED INVESTMENT INCOME	(6,285)	(4,220)
CHANGE IN DEFERRED ACQUISITION COSTS	(21,392)	(29,339)
CHANGE IN INCOME TAXES PAYABLE	(6,646)	8,085
CHANGE IN OTHER ASSETS	(27,684)	8,459
CHANGE IN UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES	302,003	111,596
CHANGE IN UNEARNED PREMIUMS	114,987	112,484
CHANGE IN OTHER LIABILITIES	12,434	36,503
FAIR VALUE OF STOCK BASED COMPENSATION	12,664	11,341
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	(5,737)	(4,368)

NET CASH PROVIDED BY OPERATING ACTIVITIES	422,704	403,310

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF INVESTMENTS IN FIXED MATURITIES	91,336	185,559
PROCEEDS FROM MATURITY OF INVESTMENTS IN FIXED MATURITIES	206,772	183,600
PROCEEDS FROM SALES OF INVESTMENTS IN EQUITY SECURITIES	55,837	213,854
COST OF FIXED MATURITIES ACQUIRED	(678,871)	(725,502)
COST OF EQUITY SECURITIES ACQUIRED	(111,979)	(241,526)
PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT, NET	3,825	—
PURCHASE OF PROPERTY AND EQUIPMENT, NET	(3,708)	(5,569)
PAYMENT FOR ACQUISITION OF GILLINGHAM & ASSOCIATES INC.,
NET OF CASH ACQUIRED	(32,881)	—
PURCHASE OF OTHER INTANGIBLES	(11,159)	(12,726)

NET CASH USED FOR INVESTING ACTIVITIES	(480,828)	(402,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENTS ON LOANS	(45,000)	—
PROCEEDS FROM LOANS	175,558	—
PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS	7,287	4,604
PROCEEDS FROM COLLECTION OF SHAREHOLDER NOTES RECEIVABLE	2,969	3,574
PROCEEDS FROM SHARES ISSUED PURSUANT TO STOCK PURCHASE PLANS	182	269
EXCESS TAX BENEFIT FROM ISSUANCE OF SHARES PURSUANT TO STOCK BASED COMPENSATION PLANS	5,737	4,368
COST OF COMMON STOCK REPURCHASED	(42,901)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	103,832	12,815

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,708	13,815
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	106,342	108,671

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,050	$122,486

NON-CASH TRANSACTIONS:
ISSUANCE OF SHARES PURSUANT TO EMPLOYEE STOCK PURCHASE PLANS IN EXCHANGE FOR NOTES RECEIVABLE	$4,883	$3,287
The accompanying notes are an integral part of the consolidated financial statements.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the quarterly period ended September 30, 2008 are unaudited, but in the opinion of management have been prepared on the same basis as the annual audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the information set forth therein. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year or any other period.
These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007.
2. Fair Value Measurements
On January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and provides a consistent framework for measuring items at fair value as previously permitted by existing accounting pronouncements. SFAS 157 provides a “fair value hierarchy” which prioritizes the quality of inputs used when measuring items at fair value and requires expanded disclosures for fair value measurements.
On February 12, 2008, SFAS 157 was amended by FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities which are measured at fair value on a nonrecurring basis. Non-financial assets and non-financial liabilities which are measured at fair value on a recurring basis (i.e. at least annually) are not subject to this deferral. This deferral is effective until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At that time, provisions of SFAS 157 will apply to non-financial assets and non-financial liabilities which are measured at fair value on a non-recurring basis.
As of September 30, 2008, the Company has no non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis. The Company is currently evaluating the impact of measuring non-financial assets and non-financial liabilities on a non-recurring basis.
On October 10, 2008, SFAS 157 was amended by FASB Staff Position No. FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3, effective immediately, clarifies the application of SFAS 157 in inactive markets. It also clarifies that the use of internal management assumptions about future cash flows, which are discounted with appropriate risk adjusted discount rates, is an acceptable fair value measurement technique when relevant observable market information does not exist. However, FSP FAS 157-3 reiterates that the objective of fair value measurements under SFAS 157 is to determine the price that would be received by a holder of a financial asset in an orderly transaction between market participants, which is defined as the exit price, that is not a forced liquidation or distressed sale at the measurement date. As of September 30, 2008, the Company has fully adopted the provisions of FSP FAS 157-3, which did not have a significant impact on the Company’s financial statements or disclosures.
The Company’s financial assets consist of its investments in fixed maturity and equity securities, and cash equivalents. The Company accounts for its fixed maturity and equity securities assets at fair value under FASB Statement No. 115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). No cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2008 was required as the result of the adoption of SFAS 157. As of September 30, 2008, the Company has no liabilities required to be measured at fair value in accordance with the provisions of SFAS 157.

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
“Fair Value Hierarchy” to SFAS 157 Valuation Techniques:
The SFAS 157 “fair value hierarchy” provides three priority levels to the inputs used in the valuation techniques described above when determining a fair value measurement. The following represents a brief description of the three priority levels to the inputs in the “fair value hierarchy”:
Level 1 – Represents inputs that are observable unadjusted quoted market prices for identical financial assets in active markets.
Level 2 – Represents inputs that are observable unadjusted quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical assets in inactive markets, inputs other than quoted market prices that are observable for the asset such as interest rates or yield curves, or other inputs derived principally from or corroborated from other observable market information.
Level 3 – Represents inputs that are unobservable, including the Company’s own determinations of the assumptions that a market participant would use in pricing the asset.
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
SFAS 157 Recurring Fair Value Measurements:
The following is a description of the Company’s recurring fair value measurements and categorization of the inputs used in the recurring fair value measurements of its financial assets included in its Consolidated Balance Sheets as of September 30, 2008:
Fixed Maturity Securities – The Company’s fixed maturity securities consist of investments in US treasury securities and obligations of US government corporations and agencies, obligations of states and political subdivisions, corporate and bank debt securities, asset backed securities, mortgage pass-through securities, and collateralized mortgage obligations. The fair value of the Company’s fixed maturity securities is primarily determined using quoted market prices in active markets (US treasury securities) or “Matrix Pricing”. “Matrix pricing” relies on observable inputs from active markets other than quoted market prices including, but not limited to, benchmark securities and yields, latest reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and other relevant reference data to determine fair value. “Matrix pricing” is used to measure the fair value of fixed maturity securities where obtaining individual quoted market prices is impractical. The Company also holds one investment grade asset backed security which is measured using broker pricing obtained from the lead manager of the issue. The broker pricing used to measure this security relies on unobservable inputs and assumptions and may include the broker’s evaluation of, collateral performance including payment speeds, delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or benchmark securities that may have occurred since the prior pricing period. The Company classifies the fair value measurement of its investments in US treasury securities within Level 1 of the “fair value hierarchy.” The Company classifies the fair value measurement of all other fixed maturity securities within Level 2 of the “fair value hierarchy,” with the exception of the one asset backed security described above, which is classified within Level 3 of the “fair value hierarchy” due to the Company’s reliance on the broker’s unobservable inputs when determining its fair value. The Company’s external fixed maturity investment manager also assists the Company with the categorization of these inputs within the SFAS 157 “fair value hierarchy” based upon their internal SFAS 157 policies and procedures, approved by their internal pricing committee.
Equity Securities — The Company’s equity securities consist of investments in the common stock of companies traded on active or inactive stock exchange markets, an investment in an international equity fund owning international equity securities, and investments in limited partnerships. The fair value of the Company’s equity securities is determined as follows:
Investments in Common Stock – The closing price of one share of the common stock traded on active or inactive exchange markets at the measurement date. The Company classifies the fair value measurement of its investments in common stock within Level 1 or Level 2 of the “fair value hierarchy.”
Investment in an international equity fund – The net asset value of the fund at the measurement date obtained from the investment manager, calculated using the value of the assets owned and liabilities incurred at the measurement date multiplied by the Company’s percentage of ownership in the fund. The Company assumes a market participant would consider the calculation of the value of the Company’s percentage of ownership of the net asset value of the fund to be its fair value at the measurement date. The Company classifies the fair value measurement of its investment in an international equity fund within Level 3 of the “fair value hierarchy.”
Investments in limited partnerships – The net asset value of the limited partnership at the measurement date obtained from the investment manager, calculated using the value of the assets owned and liabilities incurred at the measurement date multiplied by the Company’s percentage of ownership in the limited partnership. The Company assumes a market participant would consider the value resulting from the calculation of the Company’s percentage of ownership of the net asset value of the limited partnerships to be its fair value at the measurement date. The Company classifies the fair value measurement of its investments in limited partnerships within Level 3 of the “fair value hierarchy.”
Cash Equivalents – The Company’s cash equivalents consist of investments in money market mutual funds traded on active exchange markets and short-term Federal Home Loan Bank (“FHLB”) discount notes offered through the FHLB discount window, regularly scheduled FHLB Office of Finance auctions or through financial institution secondary market trading desks. The fair value of the Company’s investments in money market mutual funds is determined using closing prices of the money market mutual funds traded on active exchange markets at the measurement date. The Company classifies the fair value measurement of its investments in money market mutual funds within Level 1 of the “fair value hierarchy.” The fair value of the Company’s investments in short-term FHLB discount notes is determined based on observable market inputs available from the FHLB Office of Finance. The Company classifies the fair value measurement of its short-term discount notes within Level 2 of the “fair value hierarchy.”
In the event that the inputs utilized to measure a financial asset at fair value fall within different levels of the “fair value hierarchy,” the Company uses the lowest level of the most significant input utilized to categorize the measurement within the “fair value hierarchy.” Consequently, a fair value measurement categorized as having Level 3 inputs may also contain Level 1 or Level 2 inputs. The Company has consistently applied these valuation techniques during the nine months ended September 30, 2008.
The following table represents the Company’s “fair value hierarchy” for all assets measured on a recurring basis as of September 30, 2008:

Fair Value Measurements as of September 30, 2008 Utilizing:
(In Thousands)
	Quoted Prices –
	Active Markets		Significant
	Identical Assets –	Significant Other	Unobservable
	Observable Inputs	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

US Treasury Securities and Obligations of US Government Corporations and Agencies	$9,460	$4,001	$—	$13,461

Obligations of States and Political Subdivisions	—	1,681,310	—	1,681,310

Corporate and Bank Debt Securities	—	144,807	—	144,807

Asset Backed Securities	—	250,376	8,978	259,354

Mortgage Pass-Through Securities	—	408,689	—	408,689

Collateralized Mortgage Obligations	—	271,371	—	271,371

Total Fixed Maturities Available For Sale at Market	$9,460	$2,760,554	$8,978	$2,778,992

Equity Securities at Market	313,085	11,705	27,263	352,053

Cash Equivalents	109,201	73,980	—	183,181

Total Fair Value Measurements	$431,746	$2,846,239	$36,241	$3,314,226

% of Total Fair Value Measurements	13.0%	85.9%	1.1%	100.0%

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
Fair Value Measurements Utilizing Level 3 Inputs:
The $9.0 million of asset backed securities measured utilizing Level 3 inputs included in the table above represents one security as described previously.
The $27.3 million of equity securities measured utilizing Level 3 inputs included in the table above primarily consists of a $23.3 million investment in an international equity fund owning international equity securities, and $3.8 million of investments in limited partnerships.
The following tables represent a summary of the changes in the fair value of the Company’s assets measured on a recurring basis using Level 3 inputs as of and for the three and nine months ended September 30, 2008:

Fair Value Measurements Utilizing Significant Unobservable (Level 3) Inputs:
(In Thousands)
		Collateralized
	Asset Backed	Mortgage	Equity
	Securities	Obligations	Securities	Total

For The Three Months Ended September 30, 2008:
Beginning Balance as of July 1, 2008:	$19,161	$—	$22,394	$41,555
Total gains or loss (realized/unrealized)
Included in earnings	—	(4)	—	(4)
Included in Other Comprehensive Income	(208)	—	(7,232)	(7,440)
Purchases, issuances, settlements	(26)	(10)	12,101	12,065
Transfers in and/or out of Level 3	(9,949)	14	—	(9,935)

Ending Balance as of September 30, 2008:	$8,978	$—	$27,263	$36,241

For The Nine Months Ended September 30, 2008:
Beginning Balance as of January 1, 2008:	$10,511	$121	$11,505	$22,137
Total gains or loss (realized/unrealized)
Included in earnings	1	(16)	(795)	(810)
Included in Other Comprehensive Income	(1,043)	47	(9,094)	(10,090)
Purchases, issuances, settlements	9,796	(26)	25,647	35,417
Transfers in and/or out of Level 3	(10,287)	(126)	—	(10,413)

Ending Balance as of September 30, 2008:	$8,978	$—	$27,263	$36,241
Realized gains and losses included in earnings for the three and nine months ended September 30, 2008 are reported as net realized investment gain (loss). During the three and nine months ended September 30, 2008, the Company recorded $4,000 and $810,000, respectively, of net realized investment losses on its assets measured at fair value on a recurring basis utilizing Level 3 inputs within the net realized investment gain (loss) line of revenues.
For the three and nine months ended September 30, 2008, the Company has not included any gains or losses in earnings that are attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2008. Due to the fact that the Company’s investment portfolio is classified as available for sale under SFAS 115, unrealized gains and losses are recorded as a component of other comprehensive income rather than earnings.
SFAS 159 Fair Value Option for Eligible Financial Assets and Liabilities:
On January 1, 2008, the provisions of Statement No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS 159”) also became effective. The purpose of SFAS 159 is to expand the use of fair value measurements by providing entities with the option of measuring certain financial assets and liabilities at fair value, which were previously measured on a basis other than fair value under existing accounting pronouncements. The Company did not elect the fair value option under SFAS 159 for any of its eligible financial instruments as of September 30, 2008.
3. Investments
As a result of the systemic financial, credit and liquidity crises impacting financial and capital markets across the world and virtually all asset classes, the Company expects fixed income and equity markets, in general, to continue to experience more volatility than during most prior historical reporting periods. As of September 30, 2008, the Company had $7.5 million in non-cash realized fixed maturity security investment losses and $34.7 million in non-cash realized equity security investment losses relating to these market conditions as a result of the Company’s impairment evaluations. The Company expects that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, will continue to impact the prices of securities held in the

Company’s average AA+ rated investment portfolio, including its average AAA rated structured securities portfolio.
Impairment Reviews as of September 30, 2008:
The Company regularly performs impairment reviews with respect to its investments. There are certain risks and uncertainties inherent in the Company’s impairment methodology, including, but not limited to, the financial condition of specific industry sectors and the resultant effect on any such underlying security collateral values and changes in accounting, tax, and/or regulatory requirements which may have an effect on either, or both, the investor and/or the issuer. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If the Company does not intend to hold a security to maturity or determines a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized investment loss in the period the impairment arose. This evaluation, for investments other than interests in securitized assets, resulted in non-cash realized investment losses of $18.8 million and $1.1 million, respectively, for the three months ended September 30, 2008 and 2007, and $42.2 million and $3.7 million, respectively, for the nine months ended September 30, 2008 and 2007. The Company’s impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the FASB. As a result of the Company’s impairment evaluation for investments in securitized assets, there were no non-cash realized investment losses recorded for the three or nine months ended September 30, 2008 or 2007.
The following table identifies the period of time securities with an unrealized loss as of September 30, 2008 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.5% and 22.3%, respectively, of the total estimated fair value, or 6.3% and 18.9%, respectively, of the total gross unrealized loss included in the table below. The industry concentration as a percentage of total estimated fair value represents investments in a geographically diversified pool of investment grade Municipal securities issued by states, political subdivisions, and public authorities under general obligation and/or special district/purpose issuing authority.  The industry concentration as a percentage of the total gross unrealized loss primarily represents investments in equity securities issued by companies in the Diversified Financial Services industry.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In Thousands)
September 30, 2008
Fixed Maturities Available for Sale:

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$727	$8	$—	$—	$727	$8

Obligations of States and Political Subdivisions	1,059,676	50,305	157,596	16,478	1,217,272	66,783

Corporate and Bank Debt Securities	104,961	7,708	5,397	355	110,358	8,063

Asset Backed Securities	240,745	10,982	12,983	1,573	253,728	12,555

Mortgage Pass-Through Securities	212,878	2,577	24,312	671	237,190	3,248

Collateralized Mortgage Obligations	100,352	4,756	20,249	1,719	120,601	6,475

Total Fixed Maturities Available for Sale	1,719,339	76,336	220,537	20,796	1,939,876	97,132

Equity Securities	156,327	33,011	—	—	156,327	33,011

Total Investments	$1,875,666	$109,347	$220,537	$20,796	$2,096,203	$130,143

The Company’s impairment evaluation as of September 30, 2008 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
U.S. Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on the Company’s investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies which have ratings of Aaa/AAA are attributable to the general level of interest rates. Of the 29 investment positions held, approximately 10.3% were in an unrealized loss position as of September 30, 2008.
Obligations of States and Political Subdivisions:
The unrealized losses on the Company’s investments in long term tax exempt securities which have ratings of A1/A to Aaa/AAA, except for one security which has a rating of Baa3/BBB-, are attributable to changes both in market spreads and in the level of Treasury yields. Of the 990 investment positions held, approximately 66.2% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Corporate and Bank Debt Securities:
The unrealized losses on the Company’s long term investments in Corporate bonds which have ratings from Baa3/BBB to Aaa/AAA, except for one security which has a rating of Ca/CCC and matured on October 6, 2008, are attributable primarily to changes in market spreads. Of the 64 investment positions held, approximately 70.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of September 30, 2008 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on the Company’s investments in Asset Backed Securities which have ratings of Baa2/BBB to Aaa/AAA are attributable primarily to changes in market spreads. Of the 114 investment positions held, approximately 90.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on the Company’s investments in U.S. government agency issued Mortgage Pass-Through Securities which have ratings of Aaa/AAA are attributable primarily to changes in market spreads. Of the 128 investment positions held, approximately 44.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on the Company’s investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA+ to Aaa/AAA are attributable primarily to changes in market spreads. Of the 165 investment positions held, approximately 41.8% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments. Therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the investments.
The Company’s impairment evaluation as of September 30, 2008 for equity securities resulted in the conclusion that the Company does not consider the equity securities remaining in an unrealized loss position to be other than temporarily impaired. Of the 3,114 investment positions held, approximately 45.7% were in an unrealized loss position.
Structured Securities Investment Portfolio:
The fair value of the Company’s structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $939.4 million as of September 30, 2008. AAA rated securities represented approximately 98.2% of the September 30, 2008 structured securities portfolio. Approximately $688.8 million of the structured securities investment portfolio is backed by residential collateral, consisting of:
•	$407.8 million of U.S. government agency backed Mortgage Pass-Through Securities;

•	$195.9 million of U.S. government agency backed Collateralized Mortgage Obligations;

•	$67.9 million of non-U.S. government agency Collateralized Mortgage Obligations backed by pools of prime loans (generally consists of loans made to the highest credit quality borrowers with Fair Isaac Corporation (“FICO”) scores generally greater than 720);

•	$14.4 million of structured securities backed by pools of ALT A loans (loans with less than normal documentation and borrowers with FICO scores in the approximate range of 650 to the low 700’s); and

•	$2.8 million of structured securities backed by pools of subprime loans (loans with low documentation, higher combined loan-to-value ratios and borrowers with FICO scores capped at approximately 650).
The Company’s $17.2 million ALT-A and subprime loan portfolio includes 19 securities with net unrealized losses of $1.6 million as of September 30, 2008. These securities have the following characteristics:
•	first to pay or among the first cash flow tranches of their respective transactions;

•	weighted average life of 1.6 years;

•	spread across multiple vintages (origination year of underlying collateral pool); and

•	an average AAA rating, with one holding experiencing a rating downgrade by Moody’s during the current quarter to A2 from Aaa based on increased delinquencies and lower coverage levels. Based on the Company’s analysis of the collateral underlying the security, the Company expects to receive full return of its investment.

The Company’s ALT-A and subprime loan portfolio has paid down to $17.2 million as of September 30, 2008 from $27.6 million as of December 31, 2007, and $35.7 million as of September 30, 2007.
As of September 30, 2008, the Company holds no investments in Collateralized Debt Obligations or Net Interest Margin securities.
Amortized Cost of Structured Securities:
For mortgage and asset-backed securities (“structured securities”) of high credit quality rated AA- and higher, changes in expected cash flows are recognized using the retrospective method. Under the retrospective method, the effective yield on a security is recalculated each period based upon future expected and past actual cash flows. The security’s book value is restated based upon the most recently calculated effective yield, assuming such yield had been in effect from the security’s purchase date. The retrospective method results in an increase or decrease to investment income (amortization of premium or discount) at the time of each recalculation. Future expected cash flows consider various prepayment assumptions, as well as current market conditions. These assumptions include, but are not limited to, prepayment rates, default rates, and loss severities.
For structured securities where the possibility of credit loss is other than remote, changes in expected cash flows are recognized on the prospective method over the remaining life of the security. Under the prospective method, revisions to cash flows are reflected in a higher or lower effective yield in future periods and there are no adjustments to the security’s book value. Various assumptions are used to estimate projected cash flows and projected book yields based upon the most recent month end market prices. These assumptions include, but are not limited to, prepayment rates, default rates and loss severities.
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
Municipal Bond Portfolio:
The Company’s average AA+ rated $1,681.3 million municipal bond portfolio includes $1,046.3 million of insured securities, or 62.2% of the Company’s total municipal bond portfolio. The average underlying rating of the insured portion of the Company’s municipal bond portfolio is AA and the average underlying rating of the uninsured portion of the Company’s municipal bond portfolio is AA+. The following table represents the Company’s insured bond portfolio by monoline insurer as of September 30, 2008:

	Market Value of		Weighted Average
	Insured Municipal	Percentage of	Underlying Rating of
	Bonds	Municipal Bond	Insured Municipal
Monoline Insurer	(In Thousands)	Portfolio	Bonds
Financial Security Assurance, Inc.	$341,014	20.3%	AA
MBIA, Inc.	308,069	18.3	AA
FGIC Corporation.	208,117	12.4	AA-
AMBAC Financial Group, Inc.	178,252	10.6	AA-
Berkshire Hathaway Assurance Company	4,696	0.3	A+
XL Capital, LTD.	4,157	0.2	A
Assured Guaranty Corp.	1,966	0.1	A

Total	$1,046,271	62.2%	AA

At the time of purchase, each municipal bond is evaluated with regard to certain characteristics, including, but not limited to, the issuer, the underlying obligation and/or the revenue pledge/collateral. The presence of any “financial guarantee” insurance is not an attribute used in the purchase decision. The Company considers the “financial guarantee” insurance to be “additional” protection. As of September 30, 2008, the Company had no impairments or surveillance issues related to these insured municipal bonds.
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
	(In Thousands)
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
Receivables and Payables for Financial Security Sales and Purchases:
As of September 30, 2008 and December 31, 2007, included in Other Assets in the Consolidated Balance Sheets were $232.4 million and $0.4 million, respectively, of receivables related to unsettled financial security sales. As of September 30, 2008 and December 31, 2007, included in Other Liabilities in the Consolidated Balance Sheets were $103.0 million and $0.2 million, respectively, of payables related to unsettled financial security purchases.
4. Restricted Assets
The Insurance Subsidiaries have investments, principally U.S. Treasury securities and Obligations of States and Political Subdivisions, on deposit with the various states in which they are licensed insurers. As of September 30, 2008 and December 31, 2007, the carrying value of the securities on deposit totaled $15.1 million and $15.7 million, respectively.

Additionally, as of September 30, 2008 the Insurance Subsidiaries had $130.6 million of borrowings outstanding with the FHLB. These borrowings are collateralized by investments, principally asset backed securities, with a carrying value of $131.2 million as of September 30, 2008. As of December 31, 2007, the Insurance Subsidiaries had no borrowings outstanding or investments pledged as collateral to FHLB.
5. Liability for Unpaid Loss and Loss Adjustment Expenses
The liability for unpaid loss and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the liability for property and casualty unpaid loss and loss adjustment expenses is a complex and imprecise process, requiring the use of informed estimates and judgments. The liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that have been reported to the Company and an amount for losses incurred that have not yet been reported to the Company. In some cases significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of it to the Company.
Estimates for unpaid loss and loss adjustment expenses are based on management’s assessment of known facts and circumstances, review of past loss experience and settlement patterns and consideration of other internal and external factors. These factors include, but are not limited to, the Company’s growth, changes in the Company’s operations, and legal, social, and economic developments. These estimates are reviewed regularly and any resulting adjustments are made in the accounting period in which the adjustment arose. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of September 30, 2008, the related adjustments could have a material adverse impact on the Company’s financial condition and results of operations.
Catastrophe Losses:
During the three and nine months ended September 30, 2008, the Company experienced catastrophe losses attributable to Hurricane Ike impacting its commercial lines segment. Under the Company’s catastrophe reinsurance program, the Company had a $20.0 million pre-tax per occurrence loss retention for its commercial lines catastrophe losses. For the three and nine months ended September 30, 2008, the Company’s estimated gross and net retained catastrophe losses attributable to Hurricane Ike were $120.0 million and $21.7 million, respectively.
Changes in Estimated Net Unpaid Loss and Loss Adjustment Expenses for Prior Accident Years:
During the three months ended September 30, 2008, the Company increased (decreased) the estimated net unpaid loss and loss adjustment expenses for accident years 2007 and prior by the following amounts:

(In Millions)	Net Increase (Decrease)
Accident Year 2007	$8.4
Accident Year 2006	(6.3)
Accident Year 2005	(7.1)
Accident Years 2004 and prior	(7.2)

Total	$(12.2)

For accident year 2007, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for commercial automobile liability, involuntary pools and commercial property coverages. The higher loss estimate in commercial automobile liability and commercial property coverages was due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated. Loss estimates for involuntary pools are reported to the Company by multiple residual market entities, and reasons for higher or lower estimates vary by entity. These higher loss estimates were partially offset by lower loss estimates for commercial general liability coverages. The lower estimate in commercial general liability was due to lower than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated.

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, and management and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated. These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated.
For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, and management liability and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial automobile liability, automobile rental leasing, and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
During the nine months ended September 30, 2008, the Company increased (decreased) the estimated net unpaid loss and loss adjustment expenses for accident years 2007 and prior by the following amounts:

(In Millions)	Net Increase (Decrease)
Accident Year 2007	$3.7
Accident Year 2006	(15.2)
Accident Year 2005	(12.4)
Accident Years 2004 and prior	(12.7)

Total	$(36.6)

For accident year 2007, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for commercial automobile liability, involuntary pools, professional liability and commercial property coverages. The higher loss estimates in commercial automobile liability and commercial property coverages was due to higher than expected case incurred loss development as a result of both claim frequency and severity being greater than anticipated. The higher loss estimates in professional liability coverages was primarily due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated. Loss estimates for involuntary pools are reported to the Company by multiple residual market entities, and reasons for higher or lower estimates vary by entity. These higher loss estimates were partially offset by lower loss estimates for commercial general liability and management liability coverages. The lower estimate in commercial general liability was due to lower than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated. The lower estimate in management liability coverages was due to lower than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, management and professional liability, and automobile rental leasing coverages. The lower estimates in commercial general liability and auto rental leasing coverages were due to better than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated. The lower estimates in commercial property and management and professional liability coverages were due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated. These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated.
For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, management and professional liability, and automobile rental leasing coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, management and professional liability, and automobile rental leasing coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.
6. Shareholders’ Equity
The Philadelphia Consolidated Holding Corp. Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan (the “Plan”) provides incentives and awards to those employees and members of the Board (“participants”) largely responsible for the long term success of the Company. Under the Plan, the Company issued 512,760 and 436,607 stock settled appreciation rights (“SARS”) during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. The Company also issued 263,507 and 146,884 shares of restricted stock awards during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.
7. Stock Repurchase
During the nine months ended September 30, 2008, the Company repurchased 1,353,200 shares of stock at a cost of $42.9 million under its stock repurchase authorization. As of September 30, 2008, $52.1 million remains available under previous stock purchase authorizations which aggregated $125.3 million. During the nine months ended September 30, 2007, the Company did not repurchase any shares of stock under its stock repurchase authorization.
8. Earnings Per Share
Earnings per common share have been calculated by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. The computation of earnings per share for the three and nine months ended September 30, 2008 and 2007, is as follows:

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Amounts)	2008	2007	2008	2007
Weighted-Average Common Shares Outstanding	69,996	70,458	70,084	70,324

Weighted-Average Potential Shares Issuable	3,602	3,599	2,885	3,857

Weighted-Average Shares and Potential Shares Issuable	73,598	74,057	72,969	74,181

Net Income	$49,967	$96,244	$165,551	$256,625

Basic Earnings per Share	$0.71	$1.37	$2.36	$3.65

Diluted Earnings per Share	$0.68	$1.30	$2.27	$3.46

The following tables present stock appreciation rights (“SARS”) that were outstanding during 2008 or 2007, but were not included in the computation of earnings per share as of or for the three or nine months ended September 30, 2008 and 2007 because the SARS’ hypothetical option price was greater than the average market prices of the Company’s common shares for the period:

As of and For the Three Months Ended September 30, 2008			As of and For the Three Months Ended September 30, 2007
SARS Outstanding			SARS Outstanding
as of	Hypothetical	Expiration Date	as of	Hypothetical	Expiration Date
September 30, 2008	Option Price	of SAR	September 30, 2007	Option Price	of SAR
—	—	—	30,000	$39.95	September 28, 2016
			407,446	$47.52	February 21, 2017
			25,000	$43.44	March 19, 2017
			661	$42.41	May 1, 2017

As of and For the Nine Months Ended September 30, 2008			As of and For the Nine Months Ended September 30, 2007
SARS Outstanding			SARS Outstanding
as of	Hypothetical	Expiration Date	as of	Hypothetical	Expiration Date
September 30, 2008	Option Price	of SAR	September 30, 2007	Option Price	of SAR
407,446	$47.52	February 21, 2017	407,446	$47.52	February 21, 2017
25,000	$43.44	March 19, 2017	25,000	$43.44	March 19, 2017
661	$42.41	May 1, 2017	661	$42.41	May 1, 2017
9. Income Taxes
The Company’s liability for its unrecognized tax benefits was $0.1 million and $0.2 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.1 million and $0.2 million, respectively. Interest and penalties accrued for the underpayment of taxes are recorded as a component of income tax expense. The liability for interest and penalties amounted to $40,000 and $72,000 as of September 30, 2008 and December 31, 2007, respectively.
The Company and its subsidiaries file Federal and State income tax returns as required. The Company and its subsidiaries are subject to Federal and State examinations for tax years 2005 through 2007.
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
10. Reinsurance
In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The effect of reinsurance on written and earned premiums is as follows:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2008		September 30, 2007
(In Thousands)	Written	Earned	Written	Earned
Direct Business	$547,608	$453,487	$503,078	$410,264
Reinsurance Assumed	6,245	4,490	1,550	1,393
Reinsurance Ceded	(57,304)	(49,465)	(62,138)	(52,508)

Net Premiums	$496,549	$408,512	$442,490	$359,149

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2008		September 30, 2007
	Written	Earned	Written	Earned
Direct Business	$1,434,953	$1,321,317	$1,294,438	$1,181,840
Reinsurance Assumed	7,266	5,915	2,816	2,931
Reinsurance Ceded	(141,256)	(146,295)	(178,143)	(169,589)

Net Premiums	$1,300,963	$1,180,937	$1,119,111	$1,015,182

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
Credit Agreement:
Effective July 11, 2008, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A. and Wachovia Bank, National Association. The Amended Credit Agreement amended and restated the Company’s existing unsecured Credit Agreement among the Company and such Banks. The Amended Credit Agreement changed the terms of the existing Credit Agreement by extending the maturity date to June 26, 2009, including a $10.0 million letter of credit facility as part of the aggregate $50.0 million revolving credit commitments of the Bank lenders, increasing the unused commitment fee from 6.0 basis points to 7.0 basis points per annum and increasing the Company’s Libor option per annum interest rate from Libor plus 0.35% to Libor plus 0.40%. As of September 30, 2008, no borrowings were outstanding under the Amended Credit Agreement.

The Amended Credit Agreement contains various representations, covenants and events of default typical for credit facilities of this type. As of September 30, 2008, the Company was in compliance with all covenants contained in the Amended Credit Agreement. Additionally, the Company does not currently believe its ability to borrow under the Amended Credit Agreement has been adversely impacted by the increased volatility in the capital markets or the adverse conditions in the financial services industry.
State Insurance Guaranty Funds:
As of September 30, 2008 and December 31, 2007, included in Other Liabilities in the Consolidated Balance Sheets were $17.0 million and $13.2 million, respectively, of liabilities for state insurance guaranty funds. As of September 30, 2008 and December 31, 2007, included in Other Assets in the Consolidated Balance Sheets were $0.2 million of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.
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
The Company also continues to monitor developments with respect to the Texas Windstorm Insurance Association (“TWIA”). During the three and nine months ended September 30, 2008, the Company accrued $3.6 million of TWIA assessments related to Hurricanes Dolly and Ike. Of this amount, $3.0 million is recoverable from certain of the Company’s reinsurers, resulting in $0.6 million of net TWIA assessment expense being recognized during the three and nine months ended September 30, 2008. Due to the uncertainty of the ultimate impact of these catastrophe losses on TWIA, TWIA could recognize a financial deficit greater than the level estimated by TWIA in calculating the Company’s assessments. If this occurs, TWIA has the ability to increase the Company’s assessments.
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

12. Comprehensive Income
Components of comprehensive income, as detailed in the Consolidated Statements of Operations and Comprehensive Income, are net of tax. The related tax effect of Holding Gains (Losses) arising during the three and nine months ended September 30, 2008 and 2007 was $(33.9) million and $11.7 million, respectively, and $(64.4) million and $10.1 million, respectively. The related tax effect of Reclassification Adjustments for the three and nine months ended September 30, 2008 and 2007 was $6.2 million and $(1.0) million, respectively, and $14.3 million and $(11.4) million, respectively.
13. New Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages, but does not require comparative disclosures for earlier periods at initial adoption. As the Company does not currently engage in derivative transactions or hedging activities, the Company does not anticipate any significant financial statement disclosure impact resulting from its evaluation of SFAS 161.
In April 2008, the FASB issued Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 Goodwill and Other Intangible Assets (SFAS 142), in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R Business Combinations and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate any significant financial statement impact resulting from its evaluation of FSP FAS 142-3.
In May 2008, the FASB issued Statement No. 162 The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, which occurred on September 16, 2008. The Company does not anticipate any significant financial statement impact resulting from its evaluation of SFAS 162.
In May 2008, the FASB issued Statement No. 163 Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”) to eliminate diversity in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60 Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for all financial statements issued in fiscal years and interim periods beginning after December 15, 2008, with the exception of the new requirements relating to disclosures about insurance enterprises’ risk-management activities used to track and monitor deteriorating insured financial obligations, which are effective for the first period, including interim periods, after the issuance of SFAS 163. Except for these risk-management disclosures, early application is not permitted. As the Company does not currently enter into financial guarantee insurance contracts, the Company does not anticipate any significant financial statement or disclosure impact resulting from its evaluation of SFAS 163.
14. Segment Information
The Company’s operations are classified into three reportable business segments which are organized around its underwriting divisions:

•	The Commercial Lines Underwriting Group, which has underwriting responsibility for the commercial multi-peril package, commercial automobile, specialty property and inland marine, and antique/collector car insurance products;

•	The Specialty Lines Underwriting Group, which has underwriting responsibility for the professional and management liability insurance products; and

•	The Run-Off (previously the Personal Lines Group) business segment, which pursuant to approval received in February, 2008 from the Florida Office of Insurance Regulation, is currently in the process of non-renewing all personal lines policies, other than policies issued pursuant to the National Flood Insurance Program (“NFIP”). The non-renewal process began with policies expiring on July 23, 2008, and we currently expect the process to be completed by July 23, 2009.
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
Following is a tabulation of business segment information for the three and nine months ended September 30, 2008 and 2007. Corporate information is included to reconcile segment data to the consolidated financial statements:

	As of and For The Three Months Ended September 30,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2008:
Gross Written Premiums	$467,627	$75,073	$11,153	—	$553,853

Net Written Premiums	$425,251	$72,113	$(815)	—	$496,549

Revenue:
Net Earned Premiums	$342,005	$63,250	$3,257	—	$408,512
Net Investment Income	—	—	—	33,273	33,273
Net Realized Investment Loss	—	—	—	(17,852)	(17,852)
Other Income	—	—	174	696	870

Total Revenue	342,005	63,250	3,431	16,117	424,803

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	200,510	31,579	1,750	—	233,839
Acquisition Costs and Other Underwriting Expenses	—	—	—	117,640	117,640
Other Operating Expenses	—	—	87	4,227	4,314

Total Losses and Expenses	200,510	31,579	1,837	121,867	355,793

Income Before Income Taxes	141,495	31,671	1,594	(105,750)	69,010

Total Income Tax Expense	—	—	—	19,043	19,043

Net Income	$141,495	$31,671	$1,594	$(124,793)	$49,967

Total Assets	—	—	$87,811	$4,728,644	$4,816,455

2007:
Gross Written Premiums	$425,131	$68,476	$11,021	—	$504,628

Net Written Premiums	$389,298	$55,930	$(2,738)	—	$442,490

Revenue:
Net Earned Premiums	$303,381	$48,675	$7,093	—	$359,149
Net Investment Income	—	—	—	30,199	30,199
Net Realized Investment Gain	—	—	—	2,817	2,817
Other Income	—	—	530	450	980

Total Revenue	303,381	48,675	7,623	33,466	393,145

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	146,416	(3,149)	1,538	—	144,805
Acquisition Costs and Other Underwriting Expenses	—	—	—	101,252	101,252
Other Operating Expenses	—	—	291	2,701	2,992

Total Losses and Expenses	146,416	(3,149)	1,829	103,953	249,049

Income Before Income Taxes	156,965	51,824	5,794	(70,487)	144,096

Total Income Tax Expense	—	—	—	47,852	47,852

Net Income	$156,965	$51,824	$5,794	$(118,339)	$96,244

Total Assets	—	—	$100,385	$3,897,402	$3,997,787

	As of and For The Nine Months Ended September 30,
	Commercial	Specialty	Personal
	Lines	Lines	Lines	Corporate	Total

2008:
Gross Written Premiums	$1,190,605	$209,403	$42,211	—	$1,442,219

Net Written Premiums	$1,088,051	$205,772	$7,140	—	$1,300,963

Revenue:
Net Earned Premiums	$995,821	$177,237	$7,879	—	$1,180,937
Net Investment Income	—	—	—	97,577	97,577
Net Realized Investment Loss	—	—	—	(40,759)	(40,759)
Other Income	—	—	2,230	3,647	5,877

Total Revenue	995,821	177,237	10,109	60,465	1,243,632

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	566,596	79,548	4,384	—	650,528
Acquisition Costs and Other Underwriting Expenses	—	—	—	347,275	347,275
Other Operating Expenses	—	—	673	11,606	12,279

Total Losses and Expenses	566,596	79,548	5,057	358,881	1,010,082

Income Before Income Taxes	429,225	97,689	5,052	(298,416)	233,550

Total Income Tax Expense	—	—	—	67,999	67,999

Net Income	$429,225	$97,689	$5,052	$(366,415)	$165,551

Total Assets	—	—	$87,811	$4,728,644	$4,816,455

2007:
Gross Written Premiums	$1,058,407	$189,182	$49,665	—	$1,297,254

Net Written Premiums	$968,264	$155,827	$(4,980)	—	$1,119,111

Revenue:
Net Earned Premiums	$861,926	$141,969	$11,287	—	$1,015,182
Net Investment Income	—	—	—	85,694	85,694
Net Realized Investment Gain	—	—	—	32,638	32,638
Other Income	—	—	1,978	682	2,660

Total Revenue	861,926	141,969	13,265	119,014	1,136,174

Losses and Expenses:
Net Loss and Loss Adjustment Expenses	385,122	51,651	7,126	—	443,899
Acquisition Costs and Other Underwriting Expenses	—	—	—	299,902	299,902
Other Operating Expenses	—	—	1,087	8,041	9,128

Total Losses and Expenses	385,122	51,651	8,213	307,943	752,929

Income Before Income Taxes	476,804	90,318	5,052	(188,929)	383,245

Total Income Tax Expense	—	—	—	126,620	126,620

Net Income	$476,804	$90,318	$5,052	$(315,549)	$256,625

Total Assets	—	—	$100,385	$3,897,402	$3,997,787

Summarized revenue information by product grouping for the Company’s three reportable business segments for the three and nine months ended September 30, 2008 and 2007 is as follows:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
Commercial Lines Net Earned Premiums
Commercial Package	$310,155	$274,360	$905,239	$787,412
Specialty Property	12,246	15,468	42,287	43,225
Commercial Auto	6,776	6,552	18,526	17,790
Antique/Collector Auto	8,361	5,655	23,913	10,791
All Other	4,467	1,346	5,856	2,708

Total Commercial Lines	342,005	303,381	995,821	861,926

Specialty Lines Net Earned Premiums
Management Liability	38,804	26,927	106,359	76,586
Professional Liability	24,446	21,748	70,878	65,383

Total Specialty Lines	63,250	48,675	177,237	141,969

Run-Off Net Earned Premiums
Homeowners and Manufactured Housing	3,257	7,093	7,879	11,287
National Flood Insurance Program	—	—	—	—

Total Run-Off Net Earned Premiums	3,257	7,093	7,879	11,287

Other Income	174	530	2,230	1,978

Total Run-Off	3,431	7,623	10,109	13,265

Corporate
Net Investment Income	33,273	30,199	97,577	85,694
Net Realized Investment Gain (Loss)	(17,852)	2,817	(40,759)	32,638
Other Income	696	450	3,647	682

Total Corporate	16,117	33,466	60,465	119,014

Total Revenue	$424,803	$393,145	$1,243,632	$1,136,174

15. Proposed Merger
On July 23, 2008, the Company and Tokio Marine Holdings, Inc. (“TMHD”) entered into an Agreement and Plan of Merger under which, at the closing of the merger, TMHD would acquire all outstanding shares of the Company for $61.50 per share, in cash, through TMHD’s wholly owned subsidiary, Tokio Marine & Nichido Fire Insurance Co., Ltd. The total value of this transaction is approximately $4.7 billion. The transaction is expected to close in the fourth quarter of 2008. As set forth below, the closing of the merger is subject to approval of the Financial Services Agency of Japan, as well as other customary closing conditions.
On October 3, 2008, TMHD received approval from the Pennsylvania Department of Insurance to acquire control of the Company. On October 23, 2008, at a special meeting of the shareholders of the Company, the Company’s shareholders approved the Agreement and Plan of Merger. On November 3, 2008, TMHD received approval from the Florida Office of Insurance Regulation to acquire control of the Company. The proposed merger transaction remains subject to regulatory approval by the Financial Services Agency of Japan.

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
Our operations are classified into three reportable business segments which are organized as follows: the Commercial Lines Underwriting Group, the Specialty Lines Underwriting Group and the Run-Off (previously the Personal Lines Underwriting Group) business segments. The Run-Off business segment, pursuant to approval received in February, 2008 from the Florida Office of Insurance Regulation, is currently non-renewing all personal lines policies, other than policies issued pursuant to the National Flood Insurance Program (“NFIP”). The non-renewal process began with policies expiring on July 23, 2008, and we currently expect the process to be completed by July 23, 2009.
On July 23, 2008, we and Tokio Marine Holdings, Inc. (“TMHD”) entered into an Agreement and Plan of Merger under which, at the closing of the merger, TMHD would acquire all of our outstanding shares for $61.50 per share, in cash, through TMHD’s wholly owned subsidiary, Tokio Marine & Nichido Fire Insurance Co., Ltd. The total value of this transaction is approximately $4.7 billion. The transaction is expected to close in the fourth quarter of 2008. As set forth below, the closing of the merger is subject to approval of the Financial Services Agency of Japan, as well as other customary closing conditions.
On October 3, 2008, TMHD received approval from the Pennsylvania Department of Insurance to acquire control of the Company. On October 23, 2008, at a special meeting of the shareholders of the Company, our shareholders approved the Agreement and Plan of Merger. On November 3, 2008, TMHD received approval from the Florida Office of Insurance Regulation to acquire control of the Company. The proposed merger transaction remains subject to the regulatory approval by the Financial Services Agency of Japan.
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
On January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 defines fair value and provides a consistent framework for measuring items at fair value as previously permitted by existing accounting pronouncements. SFAS 157 provides a “fair value hierarchy” which prioritizes the quality of inputs used when measuring the items at fair value and requires expanded disclosures for fair value measurements. As of September 30, 2008, the fair value of our investments has been determined in accordance with the provisions of SFAS 157. A further discussion of this matter is included under the “Investments” section below.
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
Results of Operations (Nine Months Ended September 30, 2008 compared to September 30, 2007)
     Premiums: Premium information for the nine months ended September 30, 2008 compared to September 30, 2007 for each of our business segments is as follows:

(Dollars In Millions)	Commercial Lines	Specialty Lines	Run-off	Total
2008 Gross Written Premiums	$1,190.6	$209.4	$42.2	$1,442.2
2007 Gross Written Premiums	$1,058.4	$189.2	$49.7	$1,297.3
Percentage Increase (Decrease)	12.5%	10.7%	(15.1)%	11.2%

2008 Gross Earned Premiums	$1,095.7	$190.1	$41.4	$1,327.2
2007 Gross Earned Premiums	$946.0	$175.1	$63.7	$1,184.8
Percentage Increase (Decrease)	15.8%	8.6%	(35.0)%	12.0%
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by our marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the following:
▪	Our condominium and homeowners associations, religious organizations, non-profit, specialty schools, antique/collector vehicle, golf and country clubs, day care centers, and mental health products in the commercial package product grouping. These product offerings accounted for approximately $68.1 million of the $132.2 million total commercial lines segment gross written premiums increase.

▪	Our consultant liability product in the professional liability product grouping, as well as our private company protection, directors and officers, and business owners products in the management liability product grouping. These product offerings accounted for all of the $20.2 million total specialty lines segment gross written premiums increase.
•	The introduction of several new niche product offerings, such as the affordable housing, vehicle parks, special events, and museum commercial package products, as well as the difference in conditions inland

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
marine specialty property product. These new product offerings accounted for approximately $42.8 million of the $132.2 million total commercial lines segment gross written premiums increase.
•	The acquisition of Gillingham & Associates, Inc. on March 10, 2008, which accounted for approximately $25.7 million of commercial lines segment gross written premium growth for the nine months ended September 30, 2008.

•	An increase in our marketing personnel, as well as an increase in the number of our preferred agents.

•	Our “Firemark Producer” program, which promotes our product offerings and underwriting philosophy in selected producers’ offices.

•	As a result of the factors noted above, the commercial lines and specialty lines segments in-force policy counts increased by 17.3% and 72.7% respectively, for the nine months ended September 30, 2008.
The growth in gross written premiums was offset in part by:
•	Realized average rate decreases on renewal business approximating 4.8% and 2.3% for the commercial lines and specialty lines segments, respectively.

•	Continued price competition during the nine months ended September 30, 2008, particularly with respect to the following:
▪	Large commercial property-driven accounts located in the non-coastal areas of the country;

▪	Commercial package business with annual premiums in excess of $100,000; and

▪	Professional liability accounts at all premium levels.
•	A reduction in personal lines (run-off segment) production for our homeowners and rental dwelling policies. This reduction was imposed to reduce our exposure to catastrophe wind losses. On February 29, 2008, we received approval from the Florida Office of Insurance Regulation (“FLOIR”) to non-renew all of our Florida personal lines policies, other than policies issued pursuant to the National Flood Insurance Program. The non-renewal process began with policies expiring on July 23, 2008, and we currently expect the process to be completed by July 23, 2009. As of September 30, 2008, there were approximately 2,213 in-force policies with an aggregate in-force premium of approximately $1.6 million which expire between October 1, 2008 and December 31, 2008, which we will not renew during 2008.

•	A decrease in bowling centers commercial package product gross written premium of $3.3 million as a result of non-renewing policies due to unacceptable underwriting results. For the nine months ended September 30, 2008, gross written premium for the bowling centers commercial package product was $0.9 million. The Company anticipates that it will continue to non-renew its remaining bowling centers commercial package business throughout 2008, which approximated $0.3 million of gross written premium for the three months ended December 31, 2007.
One of our preferred agents has terminated their preferred agency agreement with us effective August 1, 2008. It has been agreed that we will not compete for a period of one year on a mutually agreed upon list of accounts. The list of accounts is estimated to total approximately $30.0 million in annual gross written premium.
The respective net written premiums and net earned premiums for each of our business segments for the nine months ended September 30, 2008 compared to September 30, 2007 were as follows:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

(Dollars In Millions)	Commercial Lines	Specialty Lines	Run-off	Total
2008 Net Written Premiums	$1,088.1	$205.8	$7.1	$1,301.0
2007 Net Written Premiums	$968.3	$155.8	$(5.0)	$1,119.1
Percentage Increase	12.4%	32.1%	242.0%	16.3%

2008 Net Earned Premiums	$995.8	$177.2	$7.9	$1,180.9
2007 Net Earned Premiums	$861.9	$142.0	$11.3	$1,015.2
Percentage Increase (Decrease)	15.5%	24.8%	(30.1)%	16.3%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for our commercial lines, specialty lines and run-off (personal lines) segments results primarily from the following:
•	We experienced higher property catastrophe reinsurance rates, maintained the same catastrophe loss retention, and increased catastrophe coverage limits for our annual June 1, 2007 reinsurance renewal compared to the June 1, 2006 renewal. This resulted in increased property catastrophe costs for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007.

•	For our June 1, 2008 commercial lines segment property catastrophe reinsurance renewal, we experienced higher reinsurance rates, purchased increased catastrophe limits due to higher exposures primarily in the northeastern portion of the country, and increased our catastrophe loss retention compared to the June 1, 2007 renewal. Our commercial lines segment property catastrophe reinsurance coverage, which is effective June 1, 2008 through May 31, 2009, is as follows:
▪	Our open-market catastrophe reinsurance coverage is $480.0 million in excess of a $20.0 million per occurrence retention. The open-market catastrophe program (coverage principally provided by large reinsurers that are rated at least “A-” (Excellent) by A.M. Best Company) includes one mandatory reinstatement.

▪	We also purchased a reinstatement premium protection contract for the First and Second Excess Layers of our commercial lines segment open-market catastrophe reinsurance coverage, effective June 1, 2008. This reinstatement premium protection contract provides coverage for reinstatement premiums which we may become liable to pay as a result of a loss occurrence between $20.0 million and $100.0 million (the First and Second Excess Layers of the commercial lines segment open-market catastrophe reinsurance program).
•	For our run-off segment, our property catastrophe costs were significantly lower for the nine months ended September 30, 2008 compared to September 30, 2007. For our June 1, 2007 run-off segment property catastrophe reinsurance renewal, we experienced reduced reinsurance rates, lower catastrophe loss retention and purchased decreased catastrophe coverage limits due to lower exposures, compared to the June 1, 2006 renewal.

•	For our June 1, 2008 run-off segment property catastrophe reinsurance renewal, we experienced lower reinsurance rates, maintained the same catastrophe loss retention, and purchased decreased catastrophe coverage limits due to lower exposures, compared to our June 1, 2007 renewal. Our run-off segment property catastrophe reinsurance coverage, which is effective June 1, 2008 through May 31, 2009 is as follows:
▪	Our reinsurance coverage is approximately $43.3 million in excess of a $3.5 million per occurrence retention. Of this total amount, the Florida Hurricane Catastrophe Fund (“FHCF”) provides, on an aggregate basis for Liberty American Select Insurance Company and Liberty American Insurance Company, 90% coverage for approximately $26.8 million in excess of $6.4 million per occurrence. The FHCF coverage inures to the benefit of our open-market catastrophe program. The coverage

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
•	For our commercial and specialty lines segments, we experienced rate reductions on our annual January 1, 2008 renewal of our casualty excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.

•	For our commercial lines segment, we experienced a rate increase on our annual January 1, 2008 renewal of our property excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.

•	For our specialty lines segment, the higher percentage increase in our net written premiums compared to the percentage increase in our gross written premiums for the nine months ended September 30, 2008 is primarily due to the January 1, 2008 renewal of our casualty excess of loss reinsurance coverage. We experienced rate reductions on our January 1, 2008 renewal of this coverage compared to our January 1, 2007 renewal of this coverage. This reduced rate was applied to our January 1, 2008 gross unearned premiums, which resulted in a reduction to ceded written premium as of January 1, 2008.

•	An increase in accelerated and net reinstatement premium costs related to our catastrophe reinsurance coverages:
▪	For our commercial lines segment, during the nine months ended September 30, 2008, we experienced catastrophe losses attributable to Hurricane Ike. These losses resulted in the recognition of accelerated and net reinstatement catastrophe reinsurance premium expense of $5.1 million during the nine months ended September 30, 2008 due to the utilization of certain of the catastrophe reinsurance coverages. This recognition of accelerated and net reinstatement reinsurance premium expense increases ceded written and earned premiums and reduces net written and earned premiums.
•	Certain of our reinsurance contracts have reinstatement or additional premium provisions under which we must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the nine months ended September 30, 2008 and 2007, we increased (reduced) our reinstatement or additional premium accrual by $(4.9) million ($(1.4) million for the commercial lines segment and $(3.5) million for the specialty lines segment) and $2.6 million ($1.1 million for the commercial lines segment and $1.5 million for the specialty lines segment) respectively, under our excess of loss reinsurance treaties, as a result of changes in our ultimate loss estimates. Increases in these reinstatement and additional premium accruals increase ceded written and earned premiums and decrease net written and earned premiums, and decreases in these reinstatement and additional premium accruals decrease ceded written and earned premiums and increase net written and earned premiums.
     Net Investment Income: Net investment income increased 13.9% to $97.6 million for the nine months ended September 30, 2008 from $85.7 million for the same period of 2007. Total investments grew by 9.6% to $3,131.0 million as of September 30, 2008 from $2,857.3 million as of September 30, 2007. The growth in investment income is primarily due to our ability to invest increased net cash flows provided from our operating activities. In addition, despite a general decline in interest rates compared with the previous historical reporting period, the capital market spreads to U.S. Treasuries were generally wider, which also had a favorable impact on our ability to increase investment income through new investments. The taxable equivalent book yield on our fixed income holdings approximated 5.5% as of September 30, 2008 and September 30, 2007.
The average duration of our fixed maturity portfolio was 5.5 years and 4.9 years as of September 30, 2008 and 2007, respectively. Our decision to continue to increase the average duration of our fixed maturity portfolio was based

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
upon our strategic enterprise risk management analyses indicating our capacity to further refine the risk/return profile of our investment portfolio.
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
The total tax equivalent performance of our fixed income portfolio was 0.54% for the nine months ended September 30, 2008, compared to the Index tax equivalent performance of (0.25)% for the same period. This favorable variance is primarily due to the portfolio’s underweight allocation to Municipal securities compared to the Municipal security allocation percentage in the custom Index. While we continued to add to our Municipal portfolio given the attractive relative returns in this sector, the new investments have been added at a measured pace during the recent periods of general market disruption and, in particular, during the periods of volatility in the municipal markets caused by leveraged funds unwinding.
The total pre-tax return, which includes the effects of both income and price returns on securities, of our fixed income portfolio was 3.31% for the nine months ended September 30, 2007, compared to the Lehman Brothers Intermediate Aggregate Bond Index total pre-tax return of 4.01% for the same period.
We continue to expect some variation in our portfolio’s total return compared to the Index primarily because of the differing sector, security and duration composition of our portfolio as compared to the Index.
     Net Realized Investment Gain (Loss): Net realized investment (losses) gains were $(40.8) million and $32.6 million for the nine months ended September 30, 2008 and 2007, respectively.
For the nine months ended September 30, 2008, we realized net investment gains of $7.3 from the sale of fixed maturity securities. For the nine months ended September 30, 2008, we realized net investment losses of $5.9 million from the sale of equity securities. In addition, as a result of our impairment evaluations for the nine months ended September 30, 2008:
•	We recognized $7.5 million in non-cash realized fixed maturity security investment losses primarily relating to our direct holdings in fixed maturity securities issued by Lehman Brothers Holdings Inc. and its subsidiaries (“Lehman”).

•	We recognized $34.7 million in non-cash realized equity security investment losses.
For the nine months ended September 30, 2007, we realized net investment gains of $0.7 million and $35.6 million from the sale of fixed maturity and equity securities, respectively. In addition, for the nine months ended September 30, 2007, we recognized $0.5 million and $3.2 million in non-cash realized investment losses for fixed maturity and equity securities, respectively, as a result of our impairment evaluations. The $35.6 million net realized gains from the sale of equity securities included approximately $22.2 million of net realized gains as a result of the liquidation of one of our equity portfolios following our decision to change one of our common stock investment managers.
     Other Income: Other income approximated $5.9 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively. Other income consists primarily of commissions and fees earned on servicing and brokering commercial lines business, and to a lesser extent commissions and fees earned on servicing and brokering personal lines business. In addition, other income for the nine months ended September 30, 2008 includes our recognition of a $1.2 million gain related to the sale of the headquarters building used by our Run-Off segment.
     Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $206.6 million (46.5%) to $650.5 million for the nine months ended September 30, 2008 from $443.9 million for the same period of 2007, and the loss ratio increased to 55.1% in 2008 from 43.7% in 2007.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.
•	Net reserve actions taken during the nine months ended September 30, 2008 which decreased net estimated unpaid loss and loss adjustment expenses for accident years 2007 and prior by $36.6 million, as compared to net reserve actions taken during the nine months ended September 30, 2007 which decreased estimated net unpaid loss and loss adjustment expenses for accident years 2006 and prior by $73.2 million. Increases/(decreases) in the estimated net unpaid loss and loss adjustment expenses for prior accident years during the nine months ended September 30, 2008 were as follows:

Net Basis
(Dollars In Millions)	Increase/(Decrease)
Accident Year 2007	$3.7
Accident Year 2006	(15.2)
Accident Year 2005	(12.4)
Accident Years 2004 and prior	(12.7)

Total	$(36.6)

For accident year 2007, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for commercial automobile liability, involuntary pools, professional liability and commercial property coverages. The higher loss estimates in commercial automobile liability and commercial property coverages was due to higher than expected case incurred loss development as a result of both claim frequency and severity being greater than anticipated. The higher loss estimates in professional liability coverages was primarily due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated. Loss estimates for involuntary pools are reported to the Company by multiple residual market entities, and reasons for higher or lower estimates vary by entity. These higher loss estimates were partially offset by lower loss estimates for commercial general liability and management liability coverages. The lower estimate in commercial general liability was due to lower than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated. The lower estimate in management liability coverages was due to lower than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, management and professional liability, and automobile rental leasing coverages. The lower estimates in commercial general liability and auto rental leasing coverages were due to better than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated. The lower estimates in commercial property and management and professional liability coverages were due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated. These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated.

For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial property, management and professional liability, and automobile rental leasing coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, management and professional liability, and automobile rental leasing coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	An increase in the current accident year net ultimate loss and loss adjustment expense ratio for the nine months ended September 30, 2008 compared to 2007. During the nine months ended September 30, 2008, a net ultimate loss and loss adjustment expense ratio of 58.2% was estimated for the 2008 accident year. During the nine months ended September 30, 2007, a net ultimate loss and loss adjustment expense ratio of 50.9% was estimated for the 2007 accident year. The increase in the 2008 accident year loss and loss adjustment expense ratio is principally attributable to:
▪	$20.6 million of loss and loss adjustment expenses during the nine months ended September 30, 2008 resulting from hail, tornado, and wind losses which occurred in Minnesota, Nebraska, Kansas, and Oklahoma during the period of May 22, 2008 through May 26, 2008, and which occurred in Illinois, Indiana, Kansas, Minnesota, Nebraska, and Oklahoma during the period of May 29, 2008 through June 1, 2008. We did not have similar losses during the nine months ended September 30, 2007.

▪	$21.7 million of loss and loss adjustment expenses during the nine months ended September 30, 2008 resulting from losses attributable to Hurricane Ike. We did not have similar losses during the nine months ended September 30, 2007.

▪	Realized average rate decreases on renewal business approximating 4.8% and 2.3% for the commercial and specialty lines segments, respectively, for the nine months ended September 30, 2008 compared to the same period in 2007.
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
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $47.4 million (15.8%) to $347.3 million for the nine months ended September 30, 2008 from $299.9 million for the same period of 2007, and the expense ratio decreased slightly to 29.4% in 2008 versus 29.6% in 2007. The increase in acquisition costs and other underwriting expenses was due primarily to the growth in net earned premiums.
          Income Tax Expense: Our effective tax rate for the nine months ended September 30, 2008 and 2007 was 29.1% and 33.0%, respectively. The effective rates for 2008 and 2007 differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to our income before tax. The decrease in the effective tax rate during 2008 is due principally to increased investments in tax exempt securities.
Results of Operations (Three Months Ended September 30, 2008 compared to September 30, 2007)
          Premiums: Premium information for the three months ended September 30, 2008 compared to September 30, 2007 for each of our business segments is as follows:

(Dollars In Millions)	Commercial Lines	Specialty Lines	Run-off	Total
2008 Gross Written Premiums	$467.6	$75.1	$11.2	$553.9
2007 Gross Written Premiums	$425.1	$68.5	$11.0	$504.6
Percentage Increase	10.0%	9.6%	1.8%	9.8%

2008 Gross Earned Premiums	$379.4	$65.5	$13.0	$457.9
2007 Gross Earned Premiums	$332.8	$60.0	$18.9	$411.7
Percentage Increase (Decrease)	14.0%	9.2%	(31.2)%	11.2%

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
The overall growth in gross written premiums is primarily attributable to the following:
•	Prospecting efforts by marketing personnel in conjunction with long term relationships formed by our marketing Regional Vice Presidents continue to result in additional prospects and increased premium writings in existing product offerings, most notably for the following:
▪	Our religious organizations, specialty schools, non-profit, mental health, antique/collector vehicle, program business, and golf and country clubs products in the commercial package product grouping; These product offerings accounted for approximately $19.0 million of the $42.5 million total commercial lines segment gross written premiums increase.

▪	Our private company protection, directors and officers, and business owners products in the management liability product grouping. These product offerings accounted for all of the $6.6 million total specialty lines segment gross written premiums increase.
•	The introduction of several new niche product offerings, such as the affordable housing, vehicle parks, rehabilitation facilities, and museums commercial package products, as well as the difference in conditions inland marine specialty property product. These new product offerings accounted for approximately $13.5 million of the $42.5 million total commercial lines segment gross written premiums increase.

•	The acquisition of Gillingham & Associates, Inc. on March 10, 2008, which accounted for approximately $16.8 million of commercial lines segment gross written premium growth for the three months ended September 30, 2008.

•	An increase in our marketing personnel, as well as an increase in the number of our preferred agents.

•	Our “Firemark Producer” program, which promotes our product offerings and underwriting philosophy in selected producers’ offices.

•	As a result of the factors noted above the commercial and specialty lines segments in-force policy counts increased by 4.2% and 15.7%, respectively, for the three months ended September 30, 2008.
The growth in gross written premiums was offset in part by:
•	Realized average rate decreases on renewal business approximating 5.1% and 2.3% for the commercial lines and specialty lines segments, respectively.

•	Continued price competition during the three months ended September 30, 2008, particularly with respect to the following:
▪	Large commercial property-driven accounts located in the non-coastal areas of the country;

▪	Commercial package business with annual premiums in excess of $100,000; and

▪	Professional liability accounts at all premium levels.
•	A reduction in personal lines (run-off segment) production for our homeowners and rental dwelling policies. This reduction was imposed to reduce our exposure to catastrophe wind losses.

On February 29, 2008, we received approval from the Florida Office of Insurance Regulation (“FLOIR”) to non-renew all of our Florida personal lines policies, other than policies issued pursuant to the National Flood Insurance Program. The non-renewal process began with policies expiring on July 23, 2008, and we currently expect the process to be completed by July 23, 2009. As of September 30, 2008, there were approximately 2,213 in-force policies with an aggregate in-force premium of approximately $1.6 million which expire between October 1, 2008 and December 31, 2008, which we will not renew during 2008.

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
The respective net written premiums and net earned premiums for each of our business segments for the three months ended September 30, 2008 compared to September 30, 2007 were as follows:

(Dollars In Millions)	Commercial Lines	Specialty Lines	Run-off	Total
2008 Net Written Premiums	$425.2	$72.1	$(0.8)	$496.5
2007 Net Written Premiums	$389.3	$55.9	$(2.7)	$442.5
Percentage Increase (Decrease)	9.2%	29.0%	70.4%	12.2%

2008 Net Earned Premiums	$342.0	$63.2	$3.3	$408.5
2007 Net Earned Premiums	$303.3	$48.7	$7.1	$359.1
Percentage Increase (Decrease)	12.8%	29.8%	(53.5)%	13.8%
The differing percentage changes in net written premiums and/or net earned premiums versus gross written premiums and/or gross earned premiums for our commercial lines, specialty lines and run-off (personal lines) segments results primarily from the following:
•	For our June 1, 2008 commercial lines segment property catastrophe reinsurance renewal, we experienced higher reinsurance rates, purchased increased catastrophe limits due to higher exposures primarily in the northeastern portion of the country, and increased our catastrophe loss retention compared to our June 1, 2007 renewal.

•	For our June 1, 2008 run-off segment property catastrophe reinsurance renewal, we experienced reduced reinsurance rates, maintained the same catastrophe loss retention, and purchased decreased catastrophe coverage limits due to lower exposures compared to our June 1, 2007 renewal.

•	For our commercial and specialty lines segments, we experienced rate reductions on our annual January 1, 2008 renewal of our casualty excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.

•	For our commercial lines segment, we experienced a rate increase on our annual January 1, 2008 renewal of our property excess of loss reinsurance coverage compared to the rate on our January 1, 2007 renewal of this coverage.

•	An increase in accelerated and net reinstatement premium costs related to our catastrophe reinsurance coverages:
▪	For our commercial lines segment, during the three months ended September 30, 2008, we experienced catastrophe losses attributable to Hurricane Ike. These losses resulted in the recognition of accelerated and net reinstatement catastrophe reinsurance premium expense of $5.1 million during the three months ended September 30, 2008 due to the utilization of certain of the catastrophe reinsurance coverages. This recognition of accelerated and net reinstatement premium expense increases ceded written and earned premiums and reduces net written and earned premiums.
•	Certain of our reinsurance contracts have reinstatement or additional premium provisions under which we must pay reinstatement or additional reinsurance premiums to reinstate coverage provisions upon utilization of initial reinsurance coverage. During the three months ended September 30, 2008 and 2007, we increased (reduced) our reinstatement or additional premium accrual by $(5.8) million ($(2.4) million for the commercial lines segment and $(3.4) million for the specialty lines segment) and $0.7 million ($0.3

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
million for the commercial lines segment and $0.4 million for the specialty lines segment) respectively, under our excess of loss reinsurance treaties, as a result of changes in our ultimate loss estimates. Increases in these reinstatement and additional premium accruals increase ceded written and earned premiums and decrease net written and earned premiums, and decreases in these reinstatement and additional premium accruals decrease ceded written and earned premiums and increase net written and earned premiums.
          Net Investment Income: Net investment income increased 10.3% to $33.3 million for the three months ended September 30, 2008 from $30.2 million for the same period of 2007. Total investments grew by 9.6% to $3,131.0 million as of September 30, 2008 from $2,857.3 million as of September 30, 2007. The growth in investment income is primarily due to our ability to invest increased net cash flows provided from our operating activities. In addition, despite a general decline in interest rates compared with the previous historical reporting period, the capital market spreads to U.S. Treasuries were generally wider, which also had a favorable impact on our ability to increase investment income through new investments. The taxable equivalent book yield on our fixed income holdings approximated 5.5% as of September 30, 2008 and September 30, 2007.
The average duration of our fixed maturity portfolio was 5.5 years and 4.9 years as of September 30, 2008 and 2007, respectively. Our decision to continue to increase the average duration of our fixed maturity portfolio was based on our enterprise risk management analyses indicating our capacity to further refine the risk/return profile of our investment portfolio.
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
The total tax equivalent performance of our fixed income portfolio was (0.71)% for the three months ended September 30, 2008, compared to the Index tax equivalent performance of (1.70)% for the same period. This favorable variance is primarily due to the portfolio’s underweight allocation to Municipal securities compared to the Municipal security allocation percentage in the custom Index. While we continued to add to our Municipal security portfolio during the three months ended September 30, 2008, given the attractive relative returns in this sector, the new investments have been added at a measured pace during the recent periods of general market disruption and, in particular, during the periods of volatility in the municipal markets caused by leveraged funds unwinding.
The total pre-tax return, which includes the effects of both income and price returns on securities, of our fixed income portfolio was 2.52% for the three months ended September 30, 2007, compared to the Lehman Brothers Intermediate Aggregate Bond Index total pre-tax return of 2.76% for the same period.
We continue to expect some variation in our portfolio’s total return compared to the Index primarily because of the differing sector, security and duration composition of our portfolio as compared to the Index.
          Net Realized Investment Gain (Loss): Net realized investment gains (losses) were $(17.9) million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively.
For the three months ended September 30, 2008, we realized net investment gains of $7.3 from the sale of fixed maturity securities. For the three months ended September 30, 2008, we realized net investment losses of $6.3 million from the sale of equity securities. In addition, as a result of our impairment evaluations for the three months ended September 30, 2008:
•	We recognized $7.4 in non-cash realized fixed maturity security investment losses relating to our direct holdings in fixed maturity securities issued by Lehman.

•	We recognized $11.4 million in non-cash realized equity security investment losses.
For the three months ended September 30, 2007, we realized net investment gains of $0.6 million and $3.3 million from the sale of fixed maturity and equity securities, respectively. In addition, for the three months ended

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
September 30, 2007, we recognized no non-cash realized investment losses for fixed maturity securities and $1.1 million in non-cash realized investment losses for equity securities, respectively, as a result of our impairment evaluations.
          Other Income: Other income approximated $0.9 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively. Other income consists primarily of commissions and fees earned on servicing and brokering commercial lines business, and to a lesser extent commissions and fees earned on servicing and brokering personal lines business.
          Net Loss and Loss Adjustment Expenses: Net loss and loss adjustment expenses increased $89.0 million (61.5%) to $233.8 million for the three months ended September 30, 2008 from $144.8 million for the same period of 2007, and the loss ratio increased to 57.2% in 2008 from 40.3% in 2007.
The increase in net loss and loss adjustment expenses was primarily due to:
•	The growth in net earned premiums.

•	Net reserve actions taken during the three months ended September 30, 2008 which decreased net estimated unpaid loss and loss adjustment expenses for accident years 2007 and prior by $12.2 million, as compared to net reserve actions taken during the three months ended September 30, 2007 which decreased estimated net unpaid loss and loss adjustment expenses for accident years 2006 and prior by $39.5 million. Increases/(decreases) in the estimated net unpaid loss and loss adjustment expenses for prior accident years during the three months ended September 30, 2008 were as follows:

Net Basis
(Dollars In Millions)	Increase/(Decrease)
Accident Year 2007	$8.4
Accident Year 2006	(6.3)
Accident Year 2005	(7.1)
Accident Years 2004 and prior	(7.2)

Total	$(12.2)

For accident year 2007, the increase in estimated net unpaid loss and loss adjustment expenses was principally due to higher loss estimates for commercial automobile liability, involuntary pools and commercial property coverages. The higher loss estimate in commercial automobile liability and commercial property coverages was due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated. Loss estimates for involuntary pools are reported to the Company by multiple residual market entities, and reasons for higher or lower estimates vary by entity. These higher loss estimates were partially offset by lower loss estimates for commercial general liability coverages. The lower estimate in commercial general liability was due to lower than expected case incurred loss development, primarily as a result of claim frequency being less than anticipated.
For accident year 2006, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, and management and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated. These lower loss estimates were partially offset by higher loss estimates for commercial automobile coverages due to higher than expected case incurred loss development, primarily as a result of claim severity being greater than anticipated.
For accident year 2005, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, and management liability and

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

For accident years 2004 and prior, the decrease in estimated net unpaid loss and loss adjustment expenses was principally due to lower loss estimates for commercial general liability, commercial automobile liability, automobile rental leasing, and professional liability coverages due to better than expected case incurred loss development, primarily as a result of claim severity being less than anticipated.

•	An increase in the current accident year net ultimate loss and loss adjustment expense ratio for the three months ended September 30, 2008 compared to 2007. During the three months ended September 30, 2008, a net ultimate loss and loss adjustment expense ratio of 60.2% was estimated for the 2008 accident year. During the three months ended September 30, 2007, a net ultimate loss and loss adjustment expense ratio of 51.3% was estimated for the 2007 accident year. The increase in the 2008 accident year loss and loss adjustment expense ratio is principally attributable to:
▪	$21.7 million of loss and loss adjustment expenses during the three months ended September 30, 2008 resulting from losses attributable to Hurricane Ike. We did not have similar losses during the three months ended September 30, 2007.

▪	Realized average rate decreases on renewal business approximating 5.1% and 2.3% for the commercial and specialty lines segments, respectively, for the three months ended September 30, 2008 compared to the same period in 2007.
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
          Acquisition Costs and Other Underwriting Expenses: Acquisition costs and other underwriting expenses increased $16.3 million (16.1%) to $117.6 million for the three months ended September 30, 2008 from $101.3 million for the same period of 2007, and the expense ratio increased slightly to 28.8% in 2008 versus 28.2% in 2007. The increase in acquisition costs and other underwriting expenses was due primarily to the growth in net earned premiums. The increase in the expense ratio for the three months ended September 30, 2008 is primarily due to $3.6 million of assessments from the Texas Windstorm Insurance Association for losses related to Hurricanes Dolly and Ike.
          Income Tax Expense: Our effective tax rate for the three months ended September 30, 2008 and 2007 was 27.6% and 33.2%, respectively. The effective rates for 2008 and 2007 differed from the 35% statutory rate principally due to investments in tax-exempt securities and the relative proportion of tax exempt income to our income before tax. The decrease in the effective tax rate during 2008 is due principally to increased investments in tax exempt securities.
Investments
On January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 defines fair value and provides a consistent framework for measuring items at fair value as previously permitted by existing accounting pronouncements. SFAS 157 provides a “fair value hierarchy” which prioritizes the quality of inputs utilized when measuring the items at fair value and requires expanded disclosures for fair value measurements. As of September 30, 2008, the fair value of our total invested assets (financial assets consisting of total investments plus cash equivalents) has been determined in accordance with the provisions of SFAS 157. As a result of the adoption of SFAS 157, we note the following:
▪	The fair value of our total invested assets is primarily measured utilizing a market based valuation methodology (“Market Approach”). A Market Approach utilizes prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities to measure fair value. We determine a market

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
to be active if securities have traded on it in the last 7 business days. We have consistently applied the Market Approach as of and for the three and nine months ended September 30, 2008.

▪	Because we have consistently used “matrix pricing” as the primary valuation method for determining the fair value of our fixed maturity securities, the lack of market activity or liquidity in certain fixed maturity markets did not affect the determination of the fair value our fixed maturity investments as of September 30, 2008.

▪	Approximately 98.9% of our total invested assets are measured utilizing significant observable inputs (Level 1 or Level 2 per SFAS 157). Approximately 1.1% of our total invested assets are measured utilizing significant unobservable inputs (Level 3 per SFAS 157).

▪	Approximately 99.7% of our fixed maturity investments are measured utilizing significant observable inputs (Level 1 or Level 2 per SFAS 157).

▪	We have one investment grade asset backed security where the fair value is determined using unadjusted broker pricing relying on unobservable inputs. Due to the use of unobservable inputs, we classify this measurement within Level 3 of the “fair value hierarchy.” We obtain this broker pricing from the lead manager of the issue and we consider the pricing to be indicative of fair value. We do not consider our use of unobservable inputs (Level 3 per SFAS 157) in our fair value measurements to be significant to our financial position, results of operations, or liquidity.

▪	Approximately 92.3% of our equity investments are measured utilizing significant observable inputs (Level 1 or Level 2 per SFAS 157).

▪	Significant observable inputs utilized to measure fair value include “matrix pricing” for fixed maturity investments (Level 2 per SFAS 157) and quoted market prices for equity investments (Level 1 per SFAS 157). “Matrix pricing” relies on observable inputs from active markets other than quoted market prices including, but not limited to, benchmark securities and yields, latest reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and other relevant reference data to determine fair value. “Matrix pricing” is used to measure the fair value of fixed maturity securities where obtaining individual quoted market prices is impractical.

▪	The significant unobservable inputs utilized to measure fair value include broker pricing and net asset value calculations.

▪	We use the lowest level of the most significant input utilized to categorize a measurement within the “fair value hierarchy.” Consequently, a fair value measurement categorized as having level 3 unobservable inputs may also contain Level 1 or Level 2 observable inputs.

▪	We do not adjust quotes or prices received from brokers.

▪	Except for our fixed maturity holdings in Lehman Brothers Holdings, Inc. and in certain other equity securities that we impaired as of September 30, 2008, we made no other material adjustments to the fair value of our invested assets as of and for the three and nine months ended September 30, 2008.
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
Our investment objectives are the realization of relatively high levels of after-tax net investment income with competitive after-tax total rates of return subject to established specific guidelines and objectives based on our

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
enterprise based asset allocation methods. We utilize external independent professional investment managers for our fixed maturity and equity investments to help us achieve these objectives. These investments consist of diversified issuers and issues, and as of September 30, 2008 approximately 84.1% and 10.5% of our total invested assets on a cost basis consisted of investments in fixed maturity and equity securities, respectively, versus 87.8% and 10.7%, respectively, as of December 31, 2007.
Of our total fixed maturity investments, asset backed, mortgage pass-through, and collateralized mortgage obligation securities, on a cost basis, amounted to $271.9 million, $408.0 million and $275.5 million, respectively, as of September 30, 2008, and $199.3 million, $604.3 million and $329.5 million, respectively, as of December 31, 2007.
We regularly perform impairment reviews with respect to our investments. For investments other than interests in securitized assets, these reviews include identifying any security whose fair value is below its cost and an analysis of securities meeting predetermined impairment thresholds to determine whether such decline is other than temporary. If we do not intend to hold a security to maturity or determine a decline in value to be other than temporary, the cost basis of the security is written down to its fair value with the amount of the write down reflected in our earnings as a realized loss in the period the impairment arose. These evaluations, for investments other than interests in securitized assets, resulted in non-cash realized investment losses of $18.8 million and $1.1 million, respectively, for the three months ended September 30, 2008 and 2007, and $42.2 million and $3.7 million, respectively, for the nine months ended September 30, 2008 and 2007. Our impairment review also includes an impairment evaluation for interests in securitized assets conducted in accordance with the guidance provided by the Emerging Issues Task Force of the FASB. As a result of our impairment evaluations for investments in securitized assets, there were no non-cash realized investment losses recorded for the three and nine months ended September 30, 2008 and 2007.
Our fixed maturity portfolio amounted to $2,779.0 million and $2,659.2 million, as of September 30, 2008 and December 31, 2007, respectively. 99.9% of the portfolio was comprised of investment grade securities as of September 30, 2008 and December 31, 2007. We had fixed maturity investments with gross unrealized losses amounting to $97.1 million and $7.0 million as of September 30, 2008 and December 31, 2007, respectively. Of these amounts, interests in securitized assets had gross unrealized losses amounting to $22.3 million and $3.0 million as of September 30, 2008 and December 31, 2007, respectively.
As a result of the systemic financial, credit and liquidity crises impacting financial and capital markets across the world and virtually all asset classes, we expect fixed income and equity markets, in general, to continue to experience more volatility than during most prior historical reporting periods. As of September 30, 2008, we had $7.5 million in non-cash realized fixed maturity security investment losses and $34.7 million in non-cash realized equity security investment losses related to these market conditions as a result of our impairment evaluations. We expect that ongoing volatility in these sectors, in particular, and in spread related sectors, in general, will continue to impact the prices of securities held in our average AA+ rated investment portfolio, including our average AAA rated structured securities portfolio.
Securities with an Unrealized Loss as of September 30, 2008:
The following table identifies the period of time securities with an unrealized loss as of September 30, 2008 have continuously been in an unrealized loss position. None of the amounts displayed in the table are due to non-investment grade fixed maturity securities. No issuer of securities or industry represents more than 3.5% and 22.3%, respectively, of the total estimated fair value, or 6.3% and 18.9%, respectively, of the total gross unrealized loss included in the table below.
•	The industry concentration as a percentage of total estimated fair value represents investments in a geographically diversified pool of investment grade municipal securities issued by states, political subdivisions, and public authorities under general obligation and/or special district/purpose issuing authority. The unrealized losses on these securities are generally attributable to changes both in market spreads and in the level of Treasury yields. The primary factor underlying the spread widening is the increasing market risk aversion to issues surrounding the monoline financial guarantors, given such guarantors’ significant participation in the municipal sector through their financial guarantee insurance.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	The industry concentration as a percentage of the total gross unrealized loss primarily represents investments in equity securities issued by companies in the diversified financial services industry. The unrealized losses on these securities are generally attributable to the recent correction in the financial services industry primarily caused by the deterioration of credit conditions and increased risk aversion in the marketplace during the second half of 2007 and the first nine months of 2008. As of September 30, 2008, these securities were evaluated for other than temporary impairment in accordance with the Company’s impairment policy, and the Company concluded that these securities were not other than temporarily impaired.
The contractual repayment of the municipal securities is backed either by the general taxing authority of the state or political subdivision or by general or specific revenues of the public authorities and, in addition, a portion is pre-refunded and supported by collateral consisting of US Government securities.  Additionally, a portion of the securities is backed by financial guarantee insurance issued by monoline financial guarantors.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investments. Given the investment grade credit quality of the issuers represented in the municipal portfolio, without considering any monoline financial guarantee, we believe we will be able to collect all amounts due according to the contractual terms of the investments. At the present time, we have the ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore, we do not consider these investments to be other than temporarily impaired as of September 30, 2008.

	Gross Unrealized Losses as of September 30, 2008
	Fixed Maturities
	Available for Sale
(In Millions)	Excluding Interests	Interests in
Continuous time in	in Securitized	Securitized	Fixed Maturities		Total
Unrealized loss position	Assets	Assets	Available for Sale	Equity Securities	Investments
0 – 3 months	$21.0	$5.2	$26.2	$14.1	$40.3
4 – 6 months	12.0	4.8	16.8	12.6	29.4
7 – 9 months	21.2	7.6	28.8	4.7	33.5
10 – 12 months	3.8	0.7	4.6	1.6	6.2
13 – 18 months	8.0	1.2	9.1	—	9.1
19 – 24 months	8.0	0.2	8.2	—	8.2
> 24 months	0.8	2.6	3.4	—	3.4

Total Gross Unrealized Losses	$74.8	$22.3	$97.1	$33.0	$130.1

Estimated fair value of securities with a gross unrealized loss	$1,328.4	$611.5	$1,939.9	$156.3	$2,096.2

Our impairment evaluation as of September 30, 2008 for fixed maturities available for sale excluding interests in securitized assets resulted in the following conclusions:
US Treasury Securities and Obligations of U.S. Government Agencies:
The unrealized losses on our investments in U.S. Treasury Securities and Obligations of U.S. Government Agencies which have ratings of Aaa/AAA are attributable to the general level of interest rates. Of the 29 investment positions held, approximately 10.3% were in an unrealized loss position as of September 30, 2008.
Obligations of States and Political Subdivisions:
The unrealized losses on our investments in long term tax exempt securities, which have ratings of A1/A to Aaa/AAA, except for one security which has a rating of Baa3/BBB-, are attributable to changes both in market spreads and in the level of Treasury yields. Of the 990 investment positions held, approximately 66.2% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Corporate and Bank Debt Securities:
The unrealized losses on our long term investments in corporate bonds, which have ratings from Baa3/BBB to Aaa/AAA, except for one security which has a rating of Ca/CCC and matured on October 6, 2008, are attributable primarily to changes in market spreads. Of the 64 investment positions held, approximately 70.3% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments.
Our evaluation as of September 30, 2008 for interests in securitized assets resulted in the following conclusions:
Asset Backed Securities:
The unrealized losses on our investments in Asset Backed Securities which have ratings of Baa2/BBB to Aaa/AAA, are attributable primarily to changes in market spreads. Of 114 investment positions held, approximately 90.4% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Mortgage Pass-Through Securities:
The unrealized losses on our investments in Mortgage Pass-Through Securities which have ratings of Aaa/AAA, are attributable primarily to changes in market spreads. Of the 128 investment positions held, approximately 44.5% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Collateralized Mortgage Obligations:
The unrealized losses on our investments in Collateralized Mortgage Obligations which have ratings of Aa2/AA+ to Aaa/AAA, are attributable primarily to changes in market spreads. Of the 165 investment positions held, approximately 41.8% were in an unrealized loss position. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the amortized cost of the investments.
Our impairment evaluation as of September 30, 2008 for equity securities resulted in the conclusion that we do not consider the equity securities remaining in an unrealized loss position to be other than temporarily impaired. Of the 3,114 investment positions held, approximately 45.7% were in an unrealized loss position.
Structured Securities Portfolio:
The fair value of our structured securities investment portfolio (Asset Backed, Mortgage Pass-Through and Collateralized Mortgage Obligation securities) amounted to $939.4 million as of September 30, 2008. AAA rated securities represented approximately 98.2% of our September 30, 2008 structured securities portfolio.
Approximately $688.8 million of our structured securities investment portfolio is backed by residential collateral, consisting of:
•	$407.8 million of U.S. government agency backed Mortgage Pass-Through Securities;

•	$195.9 million of U.S. government agency backed Collateralized Mortgage Obligations;

•	$67.9 million of non-U.S. government agency Collateralized Mortgage Obligations backed by pools of prime loans (generally consists of loans made to the highest credit quality borrowers with Fair Isaac Corporation (“FICO”) scores generally greater than 720);

•	$14.4 million of structured securities backed by pools of ALT A loans (loans with less than normal documentation and borrowers with FICO scores in the approximated range of 650 to the low 700’s); and

•	$2.8 million of structured securities backed by pools of subprime loans (loans with less than normal documentation, higher combined loan-to-value ratios and borrowers with FICO scores capped at approximately 650).
Our $17.2 million ALT-A and subprime loan portfolio includes 19 securities with net unrealized losses of $1.6 million as of September 30, 2008. These securities have the following characteristics:

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
•	first to pay or among the first cash flow tranches of their respective transactions;

•	weighted average life of 1.6 years;

•	spread across multiple vintages (origination year of underlying collateral pool), and

•	an average AAA rating, with one holding experiencing a rating downgrade by Moody’s during the quarter to A2 from Aaa based on increased delinquencies and lower coverage levels. Based on our analysis of the collateral underlying the security, we expect to receive full return of our investment.
Our ALT-A and subprime loan portfolio has paid down to $17.2 million as of September 30, 2008, from $27.6 million as of December 31, 2007, and $35.7 million as of September 30, 2007.
As of September 30, 2008, we hold no investments in Collateralized Debt Obligations or Net Interest Margin securities.
Municipal Bond Portfolio:
Our average AA+ rated $1,681.3 million municipal bond portfolio includes $1,046.3 million of insured securities, or 62.2% of our total municipal bond portfolio. The average underlying rating of the insured portion of our municipal bond portfolio is AA and the average rating of the uninsured portion of our municipal bond portfolio is AA+. The following table represents our insured bond portfolio by monoline insurer as of September 30, 2008:

			Weighted Average
	Market Value of Insured	Percentage of	Underlying Rating of
	Municipal Bonds	Municipal Bond	Insured Municipal
Monoline Insurer	(In Millions)	Portfolio	Bonds
Financial Security Assurance, Inc.	$341.0	20.3%	AA
MBIA, Inc.	308.1	18.3	AA
FGIC Corporation.	208.1	12.4	AA-
AMBAC Financial Group, Inc.	178.3	10.6	AA-
Berkshire Hathaway Assurance Company	4.7	0.3	A+
XL Capital, LTD.	4.2	0.2	A
Assured Guaranty Corp.	1.9	0.1	A

Total	$1046.3	62.2%	AA
At the time of purchase, each municipal bond is evaluated with regard to certain characteristics, including, but not limited to, the issuer, the underlying obligation and/or the revenue pledge/collateral. The presence of any “financial guarantee” insurance is not an attribute used in the purchase decision. We consider the “financial guarantee” insurance to be “additional” protection. As of September 30, 2008, we had no impairments or surveillance issues related to these insured municipal bonds.
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

	Gross Unrealized Losses as of December 31, 2007
	Fixed Maturities
	Available for Sale
(In Millions)	Excluding Interests	Interests in	Fixed Maturities
Continuous time in	in Securitized	Securitized	Available	Equity	Total
Unrealized loss position	Assets	Assets	for Sale	Securities	Investments
0 – 3 months	$0.2	$0.7	$0.9	$8.1	$9.0
>3 – 6 months	—	0.1	0.1	6.5	6.6
>6 – 9 months	0.8	—	0.8	7.6	8.4
>9 – 12 months	1.3	—	1.3	—	1.3
>12 – 18 months	0.2	—	0.2	—	0.2
>18 – 24 months	0.1	—	0.1	—	0.1
> 24 months	1.4	2.2	3.6	—	3.6

Total Gross Unrealized Losses	$4.0	$3.0	$7.0	$22.2	$29.2

Estimated fair value of securities with a gross unrealized loss	$570.4	$357.6	$928.0	$118.1	$1,046.1

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
Gross Realized Losses:
For the three months ended September 30, 2008, we did not have a gross loss on the sale of fixed maturity securities. For the three months ended September 30, 2008, our gross loss on the sale of equity securities was $9.0 million. The fair value of the equity securities at the time of sale was $6.1 million.
For the three months ended September 30, 2007, our gross loss on the sale of fixed maturity and equity securities was $0 million and $0.4 million, respectively. The fair value of the fixed maturity and equity securities at the time of sale was $0 million and $3.4 million, respectively.
For the nine months ended September 30, 2008, we did not have a gross loss on the sale of fixed maturity securities. For the nine months ended September 30, 2008, our gross loss on the sale of equity securities was $15.3 million. The fair value of the equity securities at the time of sale was $19.7 million. $2.7 million of the $15.3 million gross loss on the sale of equity securities for the nine months ended September 30, 2008 resulted from the sale during the three months ended March 31, 2008 of the common stock we held in The Bear Stearns Companies, Inc., while $6.4 and $1.4 million of the $15.3 million gross loss resulted from the sale during the three months ended September 30, 2008 of the common stock we held in American International Group, Inc. and Washington Mutual, Inc., respectively.
For the nine months ended September 30, 2007, our gross loss on the sale of fixed maturity and equity securities amounted to $0.3 million and $2.5 million, respectively. $1.2 million of the $2.5 million gross loss on the sale of equity securities for the nine months ended September 30, 2007 was a result of the liquidation of one of our equity portfolios following the decision to change one of our common stock investment managers. The $1.2 million realized gross loss on the sale of equity securities was in addition to the $1.6 million impairment loss recognized during the three months ended March 31, 2007 arising from the initial decision to change one of our common stock

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
investment managers and no longer hold the securities to recovery. The fair value of the fixed maturity and equity securities at the time of sale was $33.7 million and $31.3 million, respectively.
Liquidity and Capital Resources
For the nine months ended September 30, 2008, our fixed maturity investments experienced unrealized investment depreciation of $67.8 million, net of the related deferred tax benefit of $36.5 million, and our equity investments experienced unrealized investment depreciation of $25.4 million, net of the related deferred tax benefit of $13.7 million.
As of September 30, 2008, we had total investments with a carrying value of $3,131.0 million, of which 88.8% consisted of investments in fixed maturity securities, including U.S. treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate debt securities, collateralized mortgage, mortgage pass-through and asset backed securities. The remaining 11.2% of our total investments consisted primarily of publicly traded common stock securities.
We produced net cash from operations of $422.7 million and $403.3 million for the nine months ended September 30, 2008 and 2007, respectively. Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. Cash from operations for the nine months ended September 30, 2008 was primarily generated from premium growth during the current year as a result of increases in the number of policies written. Net loss and loss expense payments were $448.8 million and $321.0 million, respectively, for the nine months ended September 30, 2008 and 2007. We believe we have adequate liquidity to pay all claims and meet all other cash needs.
We generated $103.8 million of net cash from financing activities during the nine months ended September 30, 2008.
Cash provided by financing activities consisted of:
•	$130.6 million of cash provided from borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”),

•	$45.0 million of cash provided from borrowings from our unsecured $50.0 million credit agreement,

•	$7.4 million of cash provided from proceeds from the issuance of shares pursuant to our stock based compensation plans and stock purchase plans,

•	$5.7 million of cash provided from excess tax benefit from the issuance of shares pursuant to stock based compensation plans, and

•	$3.0 million of cash provided from the collection of notes receivable associated with our employee stock purchase plans.
Cash used for financing activities included:
•	$42.9 million of cash used to repurchase common stock under our stock purchase authorization;

•	$45.0 million of cash used for repayments on our unsecured $50.0 million credit agreement.
During the nine months ended September 30, 2008, Philadelphia Consolidated Holding Corp. received $80.0 million of dividend payments from Philadelphia Indemnity Insurance Company, one of our Insurance Subsidiaries.
On July 11, 2008, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A. and Wachovia Bank, National Association. The Amended Credit Agreement amended and restated our existing unsecured Credit Agreement. The Amended Credit Agreement changed the terms of our existing Credit Agreement by extending the maturity date of our revolving credit facility to June 26, 2009, including a $10.0 million letter of credit facility as part of the aggregate $50.0 million revolving credit commitments of the Bank lenders, and increasing the unused commitment fee from .06% to .07% per annum. The Amended Credit Agreement provides capacity for working capital and other general corporate purposes and contains various representations, covenants and events of default typical for credit facilities of this type. As of September 30, 2008,

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
no borrowings were outstanding under the Amended Credit Agreement. Additionally, we not do believe our ability to borrow under our Amended Credit Agreement has been adversely impacted by the recent increased volatility in the capital markets or the adverse conditions in the financial services industry.
Two of our Insurance Subsidiaries are members of FHLB. A primary advantage of FHLB membership is the ability of members to access credit products from a reliable capital markets provider. The availability of any one member’s access to credit is based upon its FHLB eligible collateral. Our Insurance Subsidiaries have utilized a portion of their borrowing capacity to purchase a diversified portfolio in investment grade floating rate securities. These purchases were funded by floating rate FHLB borrowing to achieve a positive spread between the rate of interest on these securities and borrowing rates. As of September 30, 2008 our Insurance Subsidiaries’ unused borrowing capacity was $334.1 million. The remaining borrowing capacity will provide an immediately available line of credit. As of September 30, 2008, our Insurance Subsidiaries had $130.6 million of borrowings outstanding at interest rates ranging from LIBOR plus 0.15% to LIBOR plus 0.41% which mature twelve months or less from inception and are collateralized by $131.2 million of our fixed maturity securities. We do not believe our ability to borrow from the FHLB has been adversely impacted by the recent increased volatility in the capital markets or the adverse conditions in the financial services industry.
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
New Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages, but does not require comparative disclosures for earlier periods at initial adoption. Because we do not currently engage in derivative transactions or hedging activities, we do not anticipate any significant financial statement disclosure impact resulting from SFAS 161.
In April 2008, the FASB issued Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 Goodwill and Other Intangible Assets (SFAS 142), in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R Business Combinations and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We do not anticipate any significant financial statement impact resulting from FSP FAS 142-3.
In May 2008, the FASB issued Statement No. 162 The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, which occurred on September 16, 2008. We do not anticipate any significant financial statement impact resulting from SFAS 162.
In May 2008, the FASB issued Statement No. 163 Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”) to eliminate diversity in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60 Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for all financial statements issued in fiscal years and interim periods beginning after December 15, 2008, with the exception of the new requirements relating to disclosures about insurance enterprises’ risk-management activities used to track and monitor deteriorating insured financial

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
obligations, which are effective for the first period, including interim periods, after the issuance of SFAS 163. Except for these risk-management disclosures, early application is not permitted. As we do not currently enter into financial guarantee insurance contracts, we do not anticipate any significant financial statement or disclosure impact resulting from SFAS 163.

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates and shows the effect of hypothetical changes in interest rates as of September 30, 2008 and 2007. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios. The information is presented in U.S. dollar equivalents, which is our reporting currency.

			Estimated	Hypothetical Percentage
		Hypothetical Change	Fair Value after	Increase (Decrease) in
	Estimated	in Interest Rates	Hypothetical Changes		Shareholders’
	Fair Value	(bp=basis points)	in Interest Rates	Fair Value	Equity
			(Dollars in Thousands)
September 30, 2008:
Investments
Total Fixed Maturities Available For Sale	$2,778,992	200 bp decrease	$3,096,112	11.4%	12.8%
		100 bp decrease	$2,937,059	5.7%	6.4%
		50 bp decrease	$2,857,388	2.8%	3.2%
		50 bp increase	$2,702,522	(2.8)%	(3.1)%
		100 bp increase	$2,628,298	(5.4)%	(6.1)%
		200 bp increase	$2,487,892	(10.5)%	(11.8)%

September 30, 2007:
Investments
Total Fixed Maturities Available For Sale	$2,495,045	200 bp decrease	$2,716,811	8.9%	9.8%
		100 bp decrease	$2,615,041	4.8%	5.3%
		50 bp decrease	$2,556,403	2.5%	2.7%
		50 bp increase	$2,432,864	(2.5)%	(2.8)%
		100 bp increase	$2,371,115	(5.0)%	(5.5)%
		200 bp increase	$2,251,758	(9.7)%	(10.8)%

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

PHILADELPHIA CONSOLIDATED HOLDING CORP. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except for risks related to the proposed merger with an indirect wholly-owned subsidiary of Tokio Marine Holdings, Inc. (“TMHD”), referred in Note 15 to the consolidated financial statements included in this Form 10-Q. The Company is subject to several risks relating to the proposed merger, including the following:
(a) if the merger is not completed, the share price of our common stock may decline significantly;
(b) the occurrence of any circumstance that could give rise to the termination of the Merger Agreement; in certain circumstances we may, in the event of such termination, be obligated to pay to TMHD (i) a termination fee of $141.0 million and (ii) an expense reimbursement of up to $15.0 million;
(c) failure of TMHD to obtain certain required regulatory approvals, or the failure to satisfy certain other conditions would prevent the closing of the merger;
(d) the failure of the merger to be completed for any reason;
(e) the risk that the proposed merger could disrupt our operations and that our management’s and employees’ attention may be diverted from day-to-day operations; and
(f) the effect of the announcement of the merger on our employee, agency and broker relationships, operating results and business generally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its common stock during the third quarter of 2008 are shown in the following table:

				(c) Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares That
				Part of	May Yet Be
				Publicly	Purchased
	(a) Total Number		(b) Average	Announced	Under the
	of Shares		Price Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
July 1 – July 31	800	(1)	$43.76	—	—
	—		—	—	$52,100,000 (2)

August 1 – August 31	1,910	(1)	$36.61	—	—
	—		—	—	$52,100,000 (2)

September 1 – September 30	2,726	(1)	$35.51	—	—
	—		—	—	$52,100,000 (2)

(1)	Such shares were issued under the Company’s Employee Stock Purchase Plan and Amended and Restated Employees’ Stock Incentive and Performance Based Compensation Plan and were repurchased by the Company upon the employee’s termination.

(2)	The Company’s total stock purchase authorization, which was publicly announced in August 1998 and subsequently increased, was $125.3 million as of September 30, 2008. As of September 30, 2008, $73.2 million has been utilized.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
Exhibits:

Exhibit No.	Description

10.1*	Interest and Liabilities Agreement to the Property Fourth Per Risk Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation effective January 1, 2008

10.2*	Interest and Liabilities Agreement to the Property Fifth Per Risk Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation effective January 1, 2008

10.3*	Property Facultative Agreement of Reinsurance No. P304 with General Reinsurance Corporation effective January 1, 2008

31.1*	Certification of the Company’s chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILADELPHIA CONSOLIDATED HOLDING CORP.
Registrant

Date November 10, 2008	James J. Maguire, Jr. James J. Maguire, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 10, 2008	Craig P. Keller

Craig P. Keller
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)